Form 10-K
period 2019-12-31
Sunstone Hotel Investors, Inc.
filed 2020-02-19
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 28, 2019 as reported on the New York Stock Exchange (“NYSE”) was approximately $3.1 billion.

The number of shares of the registrant’s common stock outstanding as of February 13, 2020 was 225,115,704.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2019

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2019, we had interests in 20 hotels (the “20 Hotels”). The 20 Hotels are comprised of 10,610 rooms, located in 9 states and in Washington, DC.

We are the premier steward of Long-Term Relevant Real Estate® (“LTRR®”) in the lodging industry. Our business is to acquire, own, asset manage and renovate or reposition hotels that we consider to be LTRR® in the United States, specifically hotels in urban and resort locations that benefit from barriers to entry and diverse economic drivers. As part of our ongoing portfolio management strategy and on an opportunistic basis, we may also selectively sell hotel properties that we do not believe meet our criteria of LTRR®. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 20 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers. Our portfolio primarily consists of upper upscale hotels located in major convention, resort and urban markets.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2019, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of eight of the Company’s hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), managers of three of the Company’s hotels; Crestline Hotels & Resorts (“Crestline”), Hilton Worldwide (“Hilton”) and Interstate Hotels & Resorts, Inc. (“IHR”), each a manager of two of the Company’s hotels; and Davidson Hotels & Resorts (“Davidson”), Hyatt Corporation (“Hyatt”) and Singh Hospitality, LLC (“Singh”), each a manager of one of the Company’s hotels.

As is typical of the lodging industry, we experience some seasonality in our business. Information regarding the seasonal patterns affecting our hotels is included in this Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

●	High Quality Portfolio of Long-Term Relevant Real Estate®.

Focus on Owning Long-Term Relevant Real Estate®. We believe that we will create lasting stockholder value through the active ownership of LTRR®. LTRR® consists of hotels that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are highly desirable and are relevant today and whose relevance will stand the test of time for generations to come. We believe that owning LTRR® provides superior long-term economics and reduces the risk of waning demand that often happens to undercapitalized and pedestrian hotels.

Presence in Key Markets. A cornerstone of LTRR® is location. We believe that our hotels are located in many of the most desirable long-term relevant markets with major and diverse demand generators and significant barriers to entry for new supply. All of the 20 Hotels are located in key gateway markets and unique resort locations such as Boston, Chicago, Key West, Los Angeles, Maui, New Orleans, New York, Orlando, Portland, San Diego, San Francisco and Washington DC/Baltimore. Over time, we expect the revenues of hotels located in key gateway markets and unique resort locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Established Independents. As noted above, all but two of the 20 Hotels are operated under nationally recognized brands. We believe that affiliations with strong brands and established independents improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. During the past five years, we invested $650.7 million in capital renovations throughout the 20 Hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

●	Significant Cash Position. As of December 31, 2019, we had total cash of $865.0 million, including $48.1 million of restricted cash. Adjusting for the January 2020 payment of $135.9 million for our common and preferred dividends, our total pro forma cash including restricted cash as of December 31, 2019 would be $729.1 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, when declared) and near-term debt maturities with our cash on hand.

●	Flexible Capital Structure. We believe our capital structure provides us with significant financial flexibility to execute our strategy. As of December 31, 2019, the weighted average term to maturity of our debt was approximately four years, and all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Including the effects of our interest rate swap agreements, our fixed-rate debt had a weighted average interest rate of 4.5%. Including our variable-rate debt on the Hilton San Diego Bayfront based on the variable rate at December 31, 2019, the weighted average interest rate on our debt was 4.1%. In addition to our mortgage debt, as of December 31, 2019, we had two unsecured corporate-level term loans, and two series of senior unsecured corporate-level notes. We also have an undrawn $500.0 million credit facility, which may be increased to $800.0 million subject to lender approval. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

●	Low Leverage. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants. Our low leverage capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Low Cost Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

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

Business Strategy

As demand for lodging generally fluctuates with the overall economy, we seek to own LTRR® that will maintain a high appeal with lodging travelers over long periods of time and will generate superior economic earnings materially in excess of recurring capital requirements. Our strategy is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain appropriate leverage and financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

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

We believe that competition for the acquisition of hotels is widespread. We face competition from institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During times when we seek to acquire hotels, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Management Agreements

All of the 20 Hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. The following is a general description of our third-party management agreements as of December 31, 2019.

Marriott. The following hotels are operated under management agreements with Marriott: JW Marriott New Orleans; Marriott Boston Long Wharf; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; and Wailea Beach Resort. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, the Marriott management agreements expire between 2047 and 2078. Additionally, five of the aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds; and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, capped at 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance thresholds, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

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

IHR. Our Hilton New Orleans St. Charles and Marriott Portland hotels are operated under management agreements with IHR. The management agreements with IHR require us to pay IHR a base management fee of 2.0% of gross revenue or total revenue, as applicable. Additionally, one of the management agreements provides IHR the opportunity to earn an incentive fee if certain operating thresholds are achieved, limited to 1.0% of the hotel’s total revenue, and one of the management agreements requires an incentive fee of 10.0% of the excess of net operating income over a certain threshold, limited to 1.5% of the total revenue for all the hotels managed by IHR for any fiscal year. Inclusive of renewal options and absent prior termination by either party, the IHR management agreements expire between 2033 and 2034; provided, however, we have the unilateral ability to terminate the IHR management agreements upon 60 days (Hilton New Orleans St. Charles) and 30 days (Marriott Portland) prior written notice.

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

Franchise Agreements

As of December 31, 2019, eight of the 20 Hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our subsidiary, as the franchisee, must comply. The franchise agreements obligate the subsidiary to comply with the franchisors’ brand standards and requirements with respect to training of operational personnel, safety, insurance coverages, services and products ancillary to guest room services, display of signage and the type, quality and age of furniture, fixtures and equipment (“FF&E”) included in guest rooms, lobbies and other common areas. The franchise agreements for our hotels require that we reserve up to 5.0% of the gross revenues of the hotels into a reserve fund for capital expenditures.

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees, failure to perform other obligations under the franchise license, bankruptcy, abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors; however, the Company guaranties certain obligations under a majority of the franchise agreements.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ended December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our REIT taxable income to our stockholders each year in order to satisfy the REIT distribution requirement. While REITs enjoy certain tax benefits relative to C corporations, as a REIT we may still be subject to certain federal, state and local taxes on our income and property. We may also be subject to federal income and excise tax on our undistributed income.

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

We and the TRS Lessee have made a joint election with the Internal Revenue Service (“IRS”) for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS owns, directly or indirectly, more than 35% of the voting power or value of the corporation’s stock will automatically be treated as a TRS. Overall, for taxable years beginning after December 31, 2017, no more than 20% of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, or government securities.

The rent that we receive from a TRS attributable to leases of “qualified lodging facilities” qualifies as “rents from real property” as long as the property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified lodging facility” is a hotel, motel or other establishment in which more than one-half of the dwelling units are used on a transient basis. A “qualified lodging facility” does not include any facility where wagering activities are conducted. A “qualified lodging facility” includes customary amenities and facilities operated as part of, or associated with, the lodging facility as long as such amenities and facilities are customary for other properties of a comparable size and class owned by other unrelated owners.

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

Ground, Building and Airspace Lease Agreements

At December 31, 2019, four of the 20 Hotels are subject to ground (the Hilton Times Square and the Hilton San Diego Bayfront), building (the Hyatt Centric Chicago Magnificent Mile) or airspace (the JW Marriott New Orleans) leases with unaffiliated parties that cover either all or portions of their respective properties. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space that is not integral to the hotel’s operations. As of December 31, 2019, the remaining terms of these ground, building and airspace leases (including renewal options) range from approximately 24 to 78 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground, building or airspace lease or any proposed assignment of our leasehold interest as lessee under the ground, building or airspace lease may require the consent of the applicable lessor. As a result, we may not be able to sell, assign, transfer or convey our interest in any such property in the future absent the consent of the ground, building or airspace lessor, even if such transaction may be in the best interests of our stockholders.

One of the four leases prohibits the sale or conveyance of the hotel by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel upon the same terms and conditions as offered by us to the third party. The same lease also allows us the option to acquire the building lessor’s interest in the building lease subject to certain notice and process provisions. From time to time, we evaluate our options to purchase the lessors’ interests in the leases.

Corporate Office

We currently lease our headquarters located at 200 Spectrum Center Drive, 21st Floor, Irvine, California 92618 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 31, 2028.

Employees

As of February 1, 2020, we had 47 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Environmental, Social and Governance Matters (“ESG”)

We are committed to ensuring environmental and social initiatives are part of our operating and investment strategies. We continuously seek opportunities to invest in renovations; implement initiatives intended to reduce energy, water and waste impacts; enhance the overall environment and well-being of guests and employees at our properties; and improve the local communities in which we conduct business or own hotels. As owners of LTRR®, we take a holistic view in investing in our assets; balancing the best interests of our stockholders, the environment, our employees, the hotel associates and the communities in which we operate. As our board of directors recognizes the importance of an effective sustainability strategy on our operations and returns, the board of directors oversees the strategy, policies and implementation of our ESG program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and fires, any of which could have a material adverse effect on our hotels. While we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, low-flow plumbing fixture installations and building system upgrades. We have also installed bulk amenity dispensers in our hotels to reduce waste. Additionally, in 2018, we initiated an environmental and sustainability report to monitor the carbon footprint and emissions at our hotels, and to set goals to reduce those over time.

Environmental Reviews

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

We have provided customary unsecured indemnities to certain lenders and buyers of our properties, including in particular, environmental indemnities. We have performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the indemnified parties for damages related to environmental matters. There is generally no term or damage limitation on these indemnities; however, if an environmental matter arises, we could have recourse against other previous owners or a claim against its environmental insurance policies.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2020. All officers serve at the discretion of the board of directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

Name	Age	Position
John V. Arabia	50	Director, President and Chief Executive Officer
Bryan A. Giglia	43	Executive Vice President and Chief Financial Officer
Marc A. Hoffman	62	Executive Vice President and Chief Operating Officer
Robert C. Springer	42	Executive Vice President and Chief Investment Officer
David M. Klein	50	Executive Vice President and General Counsel

The following is additional information with respect to the above-named officers.

John V. Arabia is our President and Chief Executive Officer and a director. In April 2011, Mr. Arabia began serving as our Executive Vice President of Corporate Strategy and Chief Financial Officer. In February 2013, he was promoted to President, in February 2014, he was appointed to serve as a member of our board of directors, and in January 2015 he was promoted to President and Chief Executive Officer. Prior to joining Sunstone, Mr. Arabia served as Managing Director of Green Street Advisors’ (“Green Street”) real estate research team. Mr. Arabia joined Green Street in 1997 and created and managed the firm’s lodging research platform. Prior to joining Green Street, Mr. Arabia was a Consulting Manager at EY Kenneth Leventhal in the firm’s west coast lodging consulting practice. Mr. Arabia also served on the board of directors of Education Realty Trust, Inc. (NYSE: EDR) until its privatization in September 2018. Mr. Arabia served as chair of the nominating and corporate governance committee and as a member of the investment and oversight committee of the board of directors of EDR. He also serves as a director of the American Hotel & Lodging Association (AH&LA) and is a member of the Real Estate Finance Advisory Council. Mr. Arabia, who earned a CPA certificate from the state of Illinois, holds an M.B.A. degree in Real Estate/Accounting from the University of Southern California and a B.S. degree in Hotel Administration from Cornell University.

Bryan A. Giglia is our Executive Vice President and Chief Financial Officer. Mr. Giglia joined the Company in March 2004 as a financial analyst, serving in the capacity of Director of Finance from October 2005 through February 2007. In March 2007, he was appointed Vice President Corporate Finance, and in March 2010 he was appointed Senior Vice President Corporate Finance, a position he held until February 2013, where he oversaw capital market transactions, corporate financial planning and analysis, and investor relations. In February 2013, Mr. Giglia was appointed Senior Vice President and Chief Financial Officer, a position he held until February 2016 when he was promoted to Executive Vice President and Chief Financial Officer. Prior to joining Sunstone, Mr. Giglia served in a variety of accounting positions for Hilton Hotels Corporation. Mr. Giglia attended the Marshall School of Business at the University of Southern California, where he earned an M.B.A. degree. Mr. Giglia earned his B.S. degree in Business Administration from the University of Arizona.

Marc A. Hoffman is our Executive Vice President and Chief Operating Officer. Mr. Hoffman joined the Company in June 2006 as Vice President Asset Management, and was appointed Senior Vice President Asset Management in January 2007, a position he held until February 2010 when he was promoted to Executive Vice President and Chief Operating Officer. Prior to joining Sunstone, Mr. Hoffman served in various positions at Marriott International, Inc., including General Manager of The Vail Marriott, General Manager of Marriott's Harbor Beach Resort and Spa, Marriott Market Manager for Fort Lauderdale, General Manager of The Ritz-Carlton Palm Beach (where under Mr. Hoffman's leadership, the hotel obtained the Mobil 5 Star Award), and most recently as Vice President and Managing Director of Grande Lakes Orlando, which included the 1,000-room JW Marriott, the 584- room Ritz-Carlton Resort and Spa and The Ritz-Carlton Golf Club. Mr. Hoffman holds an A.O.S. degree from The Culinary Institute of America and a B.A. degree from Florida International University.

Robert C. Springer is our Executive Vice President and Chief Investment Officer. Mr. Springer joined the Company in May 2011 as Senior Vice President Acquisitions, and in February 2013, he was appointed Senior Vice President and Chief Investment Officer, a position he held until February 2016 when he was promoted to Executive Vice President and Chief Investment Officer. Prior to joining Sunstone, Mr. Springer served as a Vice President in the Merchant Banking Division of Goldman, Sachs & Co. ("Goldman") and in the firm's principal lodging investing activity, which investments were primarily placed through the Whitehall Street Real Estate series of private equity funds, as well as the Goldman Sachs Real Estate Mezzanine Partners fund. Mr. Springer's involvement with these funds included all aspects of hotel equity and debt investing, as well as asset management of numerous lodging portfolios. Mr. Springer joined Goldman in February 2006. Prior to joining Goldman, Mr. Springer worked in both the feasibility and acquisitions groups at Host Hotels & Resorts from 2004 to 2006 and was integral to the closing of several large lodging deals. Mr. Springer started his career with PricewaterhouseCoopers, LLP in the Hospitality Consulting Group from 1999 to 2004. Mr. Springer holds a B.S. degree in Hotel Administration from Cornell University.

David M. Klein is our Executive Vice President and General Counsel. Mr. Klein joined the Company in July 2016 as Senior Vice President and General Counsel, a position he held until February 2019 when he was promoted to Executive Vice President and General Counsel. Prior to joining Sunstone, Mr. Klein was a Partner in the Hospitality & Leisure group of Dentons, LLP, one of the world’s largest law firms, where his practice focused solely on the hospitality and leisure industry. Prior to joining Dentons, Mr. Klein held the position of co-founding Principal, Chief Administrative Officer and General Counsel of NYLO Hotels and Advaya Hospitality. At NYLO, Mr. Klein spearheaded the company’s joint venture capitalization with Lehman Brothers, as well as multiple debt facilities for all company-owned hotel properties. He also led the structuring of the joint venture capitalization of Advaya with Auromatrix, a large private Indian conglomerate based in Chennai, India. Additionally, he oversaw all corporate and legal matters related to both companies’ ongoing franchise, management, development, financing and corporate affairs. Prior to his roles with NYLO and Advaya, Mr. Klein was a partner in the Hospitality & Leisure group of Squire Sanders (Squire Patton Boggs). Mr. Klein received his J.D. degree from the Sandra Day O’Connor College of Law at Arizona State University and his B.A. degree from the University of California at Los Angeles.

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

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. In addition, we own five hotels located in seismically active areas of California and five hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii and Louisiana). We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

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

As of December 31, 2019, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Interest on the Hilton San Diego Bayfront loan is calculated using the London Inter-bank Offered Rate (“LIBOR”), at a blended rate of one-month LIBOR plus 105 basis points, subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. The LIBOR interest rate swaps associated with our $85.0 million unsecured term loan maturing in September 2022 and our $100.0 million unsecured term loan maturing in January 2023 have been fixed to a LIBOR rate of 1.591% and 1.853%, respectively. In addition, while we currently have no amounts outstanding on our credit facility, should we draw upon the credit facility in the future, amounts outstanding will be subject to interest at a rate ranging from 140 to 225 basis points over LIBOR. Any replacement of LIBOR as the basis on which interest on our variable-rate debt, amounts outstanding under our credit facility or interest rate swaps is calculated may harm our financial results, profitability and cash flows.

In 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that LIBOR is to be replaced by the end of 2021 with “a more reliable alternative.” In addition, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. The ARCC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts.

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

As of December 31, 2019, we had approximately $974.9 million of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2019, approximately $588.0 million matures over the next four years ($76.1 million in 2020 (assuming we exercise all three of our available one-year options to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2020 to December 2023), $106.9 million in 2021, $85.0 million in 2022 and $320.0 million in 2023). The $588.0 million in debt maturities due over the next four years does not include $7.8 million of scheduled amortization payments due in 2020, $4.4 million due in 2021, $3.4 million due in 2022 or $3.6 million due in 2023. Carrying our outstanding debt may adversely impact our business and financial results by:

●	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities and other purposes, including distributions to our stockholders;

●	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

●	limiting our ability to undertake refinancings of debt or borrow more money for operations or capital expenditures or to finance acquisitions; and

●	compelling us to sell or deed back properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2019, we had $0.4 million in outstanding letters of credit.

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

All of our mortgage debt, excluding letters of credit, unsecured term loans and unsecured senior notes, as of December 31, 2019 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements as a REIT.

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

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. During 2019, these provisions were triggered for the loan secured by the Hilton Times Square, and, as of December 31, 2019, $1.0 million in excess cash generated by the hotel was held in a lockbox account for the benefit of the lender and included in restricted cash on our consolidated balance sheet.

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

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy of owning LTRR®. For example, we have not acquired a hotel since 2017. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs, and numerous local, regional, national and international owners who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

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

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. As with previous acquisitions, should we acquire a hotel property or other entity in the future, we will use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations. In addition, should any of our allocations overstate our assets, we may be at risk of incurring an impairment charge.

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

We have sold nine hotels since 2016, and may sell additional hotels in 2020. We may not be successful in completing the sale of a hotel or a portfolio of hotels, which may negatively impact our business strategy. Hotel sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, seller financing, franchise agreements, ground leases and other agreements. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of a sale will fail to occur for these or any other reasons.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We have co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, in April 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California. Park Hotels & Resorts, Inc. is the 25.0% minority equity partner in One Park. Accordingly, we are not in a position to exercise sole decision-making authority regarding One Park, and we may not be in a position in the future to exercise sole decision-making authority regarding another property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

Certain of our long-lived assets have in the past become impaired and may become impaired in the future.

We periodically review the fair value of each of our hotels for possible impairment. For example, in 2019 we identified indicators of impairment at the Renaissance Harborplace associated with declining demand trends at both the hotel and in the Baltimore market, along with our plan for the hotel’s estimated hold period, resulting in us recording a $24.7 million impairment loss. In addition, before our 2018 sale of two hotels located in Houston, Texas, we identified indicators of impairment in both 2018 and 2017 associated with continued operational declines due to weakness in the Houston market, combined with the effects of Hurricane Harvey on the two hotels. As such, we recorded total impairment charges of $1.4 million and $40.1 million on the two Houston hotels in 2018 and 2017, respectively. In the future, additional hotels may become impaired, or our hotels which have previously become impaired may become further impaired, which may adversely affect our financial condition and results of operations.

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

Our hotels, and any hotels we buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. Our hotels have in the past been, and may in the future be, subject to increases in real estate and other tax rates, utility costs, operating expenses including labor and employee-related benefits, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and funds available for future distributions.

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2019, five of the 20 Hotels are located in California, which is the largest concentration of our hotels in any state, representing 30% of our rooms and 33% of the revenue generated by the 20 Hotels during 2019. In addition, the following other areas include concentrations of our hotels as of December 31, 2019: Florida, where two of the 20 Hotels represent 9% of our rooms and 10% of the revenue generated by the 20 Hotels during 2019; the greater Washington DC area, where two of the 20 Hotels represent 13% of our rooms and 11% of the revenue generated by the 20 Hotels during 2019; Hawaii, where one of the 20 Hotels represents 5% of our rooms and 11% of the revenue generated by the 20 Hotels; Illinois, where three of the 20 Hotels represent 11% of our rooms and 7% of the revenue generated by the 20 Hotels during 2019; and Massachusetts, where two of the 20 Hotels represent 14% of our rooms and 15% of the revenue generated by the 20 Hotels during 2019. The concentration of our hotels in California, Florida, the greater Washington DC area, Hawaii, Illinois and Massachusetts exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, Florida, the greater Washington DC area, Hawaii, Illinois and Massachusetts concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

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

We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands. As of December 31, 2019, 10 of the 20 Hotels utilized brands owned by Marriott. In addition, six and two of the 20 Hotels utilized Hilton and Hyatt brands, respectively. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

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

As of December 31, 2019, all of the 20 Hotels except the Boston Park Plaza and the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans (“PIPs”), and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements.

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

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise, management or operating lease agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies, such as our third-party managers’ frequent guest programs, may be altered resulting in reduced revenue or increased costs to our hotels.

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

As of December 31, 2019, our third-party managers consisted of Marriott, Highgate, Crestline, Hilton, IHR, Davidson, Hyatt and Singh. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, one was entered into during each of 2018 and 2017 and two were entered into during 2015. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

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

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2019, we invested $95.4 million on capital improvements to our hotel portfolio. We expect the amount of our capital expenditures to be slightly lower in 2020. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

●	construction cost overruns and delays;

●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

●	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

●	disruption in service and room availability causing reduced demand, occupancy and rates;

●	possible environmental problems; and

●	disputes with managers or franchisors regarding our compliance with the requirements under the relevant management, operating lease or franchise agreement.

Because four of the 20 Hotels are subject to ground, building or airspace leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building or airspace of four of the 20 Hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2019, the terms of these ground, building and airspace leases (including renewal options) range from approximately 24 to 78 years. All of the leases contain provisions that increase the payments due to the lessors: one lease increases at regular intervals by 10%; two leases increase at regular intervals as determined by the applicable Consumer Price Index; and one lease increases as determined by the fair market value of the leased land as of a certain date. Any market-based increases to the payments due to our lessors could be substantial, resulting in a decrease to our profitability.

Any pledge of our interest in a ground, building or airspace lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or airspace lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground, building or airspace leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof may exceed available insurance proceeds.

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

The ability of the TRS Lessee and its subsidiaries to pay rent may be affected by factors beyond its control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotels, competition in the lodging and hospitality industry, the ability to maintain and increase gross revenue at our hotels and other factors relating to the operations of our hotels.

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

Our board of directors may change our significant corporate policies without the consent of our stockholders.

Our board of directors determines our significant corporate policies, including those related to acquisitions, financing, borrowing, qualification as a REIT and distributions to our stockholders. These policies may be amended or revised at any time at the discretion of our board of directors without the consent of our stockholders. Any policy changes could have an adverse affect on our financial condition, results of operations, the trading price of our common stock and our ability to make distributions to our common and preferred stockholders.

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

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs between the U.S. and its trading partners, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic, including recent virus outbreaks, or the adverse effects of climate change, affecting the lodging and travel industry, internationally, nationally and locally;

●	threat of terrorism, terrorist events, civil unrest, government shutdowns, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

●	volatility in the capital markets and the effect on the lodging demand or our ability to obtain capital on favorable terms or at all;

●	increased competition from other hotels in our markets;

●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;

●	unexpected changes in business, commercial and leisure travel and tourism;

●	increases in operating costs due to inflation, labor costs, workers’ compensation and health-care related costs, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

●	changes in interest rates and in the availability, cost and terms of debt financing and other changes in our business that adversely affect our ability to comply with covenants in our debt financing;

●	changes in our relationships with, and the requirements, performance and reputation of, our management companies and franchisors; and

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

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

Future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition.

In the normal course of our business, we are involved in various legal proceedings, including those involving our third-party managers that relate to the management of our hotels. While we may agree to share any legal costs with our third-party managers, any adverse legal judgments or settlements resulting in payment by us of a material sum of money may materially and adversely affect our financial condition and results of operations.

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

Of the 20 Hotels, five are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states. In addition, a total of five hotels are located in Florida, Hawaii and Louisiana, which each have an increased potential to experience hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

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

The terrorist attacks on September 11, 2001 and subsequent events underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities may be subject to higher-than-normal risk of terrorist attacks. The occurrence or the possibility of terrorist attacks or military conflicts could:

●	cause damage to one or more of our properties that may not be fully covered by insurance to the value of the damages;

●	cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of income;

●	generally reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties;

●	expose us to a risk of monetary claims arising out of death, injury or damage to property caused by any such attacks; and

●	result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, particularly for properties in target areas, all of which could adversely affect our results.

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

Even as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income tax to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may not be able to make sufficient distributions to avoid paying income tax or excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. We may also be subject to federal and/or state income taxes when changing the valuation of our deferred tax assets and liabilities.

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

The TCJA significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The TCJA remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the TCJA may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

Risks Related to Our Common Stock

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2019, our closing daily stock price fluctuated from a low of $12.85 to a high of $15.44. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

●	a U.S. recession impacting the market for common equity generally;

●	actual or anticipated variations in our quarterly or annual results of operations;

●	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;

●	changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;

●	the trading volumes of our stock;

●	additional issuances or repurchases of our common stock or other securities, including the issuance or repurchase of our preferred stock;

●	the addition or departure of board members or senior management;

●	disputes with any of our lenders or managers or franchisors; and

●	announcements by us, our competitors or other industry participants of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

During the past three years, we paid quarterly cash dividends to the stockholders of our Series E cumulative redeemable preferred stock (“Series E preferred stock”), Series F cumulative redeemable preferred stock (“Series F preferred stock”) and our common stock as follows:

	Preferred Stock
	Series E	Series F	Common Stock
2017
January	$0.434375	$0.403125	$0.53
April	$0.434375	$0.403125	$0.05
July	$0.434375	$0.403125	$0.05
October	$0.434375	$0.403125	$0.05
2018
January	$0.434375	$0.403125	$0.58
April	$0.434375	$0.403125	$0.05
July	$0.434375	$0.403125	$0.05
October	$0.434375	$0.403125	$0.05
2019
January	$0.434375	$0.403125	$0.54
April	$0.434375	$0.403125	$0.05
July	$0.434375	$0.403125	$0.05
October	$0.434375	$0.403125	$0.05
2020
January	$0.434375	$0.403125	$0.59

Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2020. To the extent that expected regular quarterly dividends for 2020 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2021, which dividend may be paid in cash and/or shares of common stock. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. Changes in our dividend policy could adversely affect the price of our stock.

The IRS may disallow our use of stock dividends to satisfy our distribution requirements.

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. We have previously received private letter rulings from the IRS regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements. In the future, however, we may make cash/common stock distributions prior to receiving a private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

Shares of our common stock that are or become available for sale could affect the share price.

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 3,721,962 shares remained available for future issuance as of December 31, 2019.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to the 20 Hotels as of December 31, 2019:

Hotel	City	State	Chain Scale Segment	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	IHR
Hilton San Diego Bayfront (1) (2)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (1)	New York City	New York	Upper Upscale	Full Service	478	Highgate
Hyatt Centric Chicago Magnificent Mile (1)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	415	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	Full Service	175	Singh
Renaissance Harborplace	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	502	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	547	Marriott

Total number of rooms					10,610
(1)	Subject to a ground, building or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space that is not integral to the hotel’s operations.
(2)	75% ownership interest.

Item 3.	Legal Proceedings

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

As of February 7, 2020, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

We expect to continue to pay comparable cash dividends on common stock throughout 2020. Consistent with our past practice and to the extent that the expected regular quarterly dividends for 2020 do not satisfy the annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch-up” dividend in January 2021. The level of any future quarterly dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements, and risks affecting our business.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2019 Purchases of Equity Securities:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2019 — October 31, 2019	6,627	$13.25	3,783,936	$250,000,000
November 1, 2019 — November 30, 2019	—	—	—	$250,000,000
December 1, 2019 — December 31, 2019	—	—	—	$250,000,000
Total	6,627	$13.25	3,783,936	$500,000,000	(1)

(1)	In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate $300.0 million of the Company’s common and preferred stock. As of December 31, 2019, the Company had repurchased 3,783,936 shares of its common stock for a total purchase price of $50.1 million, including fees and commissions. In February 2020, the Company’s board of directors authorized an increase to the existing stock repurchase program to acquire up to $500.0 million of the Company’s common and preferred stock. The authorization has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs, as well as the price of the Company’s common and preferred stock.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data ($ in thousands):
REVENUES
Room	$767,392	$799,369	$829,320	$824,340	$874,117
Food and beverage	272,869	284,668	296,933	294,415	293,892
Other operating	74,906	75,016	67,385	70,585	81,171
Total revenues	1,115,167	1,159,053	1,193,638	1,189,340	1,249,180
OPERATING EXPENSES
Room	202,889	210,204	213,301	211,947	224,035
Food and beverage	186,436	193,486	201,225	204,102	204,932
Other operating	16,594	17,169	16,392	16,684	21,335
Advertising and promotion	54,369	55,523	58,572	60,086	61,892
Repairs and maintenance	41,619	43,111	46,298	44,307	46,557
Utilities	27,311	29,324	30,419	30,424	34,543
Franchise costs	32,265	35,423	36,681	36,647	40,096
Property tax, ground lease and insurance	83,265	82,414	83,716	82,979	94,967
Other property-level expenses	130,321	132,419	138,525	142,742	142,332
Corporate overhead	30,264	30,247	28,817	25,991	33,339
Depreciation and amortization	147,748	146,449	158,634	163,016	164,716
Impairment loss	24,713	1,394	40,053	—	—
Total operating expenses	977,794	977,163	1,052,633	1,018,925	1,068,744

Interest and other income	16,557	10,500	4,340	1,800	3,885
Interest expense	(54,223)	(47,690)	(51,766)	(50,283)	(66,516)
Gain on sale of assets	42,935	116,961	45,474	18,413	226,217
Loss on extinguishment of debt	—	(835)	(824)	(284)	(2,964)
Income before income taxes and discontinued operations	142,642	260,826	138,229	140,061	341,058
Income tax benefit (provision), net	151	(1,767)	7,775	616	(1,434)
Income from continuing operations	142,793	259,059	146,004	140,677	339,624
Income from discontinued operations, net of tax	—	—	7,000	—	15,895

NET INCOME	142,793	259,059	153,004	140,677	355,519
Income from consolidated joint ventures attributable to noncontrolling interests	(7,060)	(8,614)	(7,628)	(6,480)	(8,164)
Preferred stock dividends and redemption charge	(12,830)	(12,830)	(12,830)	(15,964)	(9,200)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$122,903	$237,615	$132,546	$118,233	$338,155
Income from continuing operations attributable to common stockholders per diluted common share	$0.54	$1.05	$0.56	$0.55	$1.54
Distributions declared per common share	$0.74	$0.69	$0.73	$0.68	$1.41
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1) (2)	$2,872,353	$3,030,998	$3,106,066	$3,158,219	$3,230,852
Total assets (2)	$3,918,974	$3,972,833	$3,857,812	$3,739,234	$3,865,093
Total debt, net	$971,063	$977,063	$982,759	$931,303	$1,096,595
Total liabilities (2)	$1,297,903	$1,261,662	$1,275,634	$1,207,402	$1,513,973
Equity	$2,621,071	$2,711,171	$2,582,178	$2,531,832	$2,351,120
(1)	Does not include hotels which have been classified as held for sale.
(2)	Amounts have not been retrospectively adjusted to reflect the changes required under Accounting Standards Codification, “Leases (Topic 842).”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. Information regarding comparisons between the years ended December 31, 2018 and 2017, as well as certain 2018 and 2017 transactions and other details, is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2019, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We own hotels that we consider to be LTRR® in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of December 31, 2019, we had interests in 20 hotels held for investment (the “20 Hotels”). All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 20 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers.

The following tables summarize our total portfolio and room data from January 1, 2017 through December 31, 2019, adjusted for the hotels acquired and sold during the respective periods.

	2019	2018	2017
Portfolio Data—Hotels
Number of hotels—beginning of period	21	27	28
Add: Acquisitions	—	—	1
Less: Dispositions	(1)	(6)	(2)
Number of hotels—end of period (1)	20	21	27

(1)	As of December 31, 2017, we classified two of the 27 hotels as held for sale due to their subsequent sales in January 2018.

	2019	2018	2017
Portfolio Data—Rooms
Number of rooms—beginning of period	10,780	13,203	13,666
Add: Acquisitions	—	—	175
Add: Room expansions	17	4	5
Less: Dispositions	(187)	(2,427)	(643)
Number of rooms—end of period	10,610	10,780	13,203
Average rooms per hotel—end of period	531	513	489

2019 Highlights

During 2019, we repurchased 3,783,936 shares of our common stock for $50.1 million, including fees and commissions. In February 2020, our board of directors increased the authorized capacity under our stock repurchase program up to an aggregate of $500.0 million of our common and preferred stock. Future repurchases will depend on various factors, including our capital needs, as well as the price of our common and preferred stock.

In October 2019, we sold the leasehold interest in the 187-room Courtyard by Marriott Los Angeles for net proceeds of $49.5 million, and recognized a net gain on the sale of $42.9 million. The sale of the hotel did not represent a strategic shift that had a major impact on our business plan or our primary markets; therefore, the hotel did not qualify as a discontinued operation.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties and any business interruption proceeds or performance guarantee payments received.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use assets, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment loss, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

●	Income tax benefit (provision), net which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Income from discontinued operations, which includes the results of operations for any hotels or other real estate investments sold during the reporting period that qualify as a discontinued operation, along with the gain or loss realized on the sale of these assets and any extinguishments of related debt or income tax provisions;

●	Income from consolidated joint venture attributable to noncontrolling interest, which includes net income attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate (“ADR”), which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room (“RevPAR”), which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio is comprised of the 20 Hotels, and includes both our ownership and prior ownership results for the Oceans Edge Resort & Marina acquired in July 2017. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of favorable and unfavorable contracts; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; the noncontrolling partner’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. In 2018, Comparable Portfolio RevPAR , which was impacted by renovations at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Four 2018 Renovation Hotels”), increased 2.9% as compared to 2017, with a 30 basis point decrease in occupancy. In

2019, Comparable Portfolio RevPAR, which was impacted by renovations at the Hilton San Diego Bayfront, the Hyatt Regency San Francisco, the Oceans Edge Resort & Marina and the Renaissance Harborplace (the “Four 2019 Renovation Hotels”), increased 1.9% as compared to 2018, with a 10 basis point increase in occupancy.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City, Orlando and Portland where there are currently higher-than-average new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits.

●	Revenues and Expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

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

Our Comparable Portfolio RevPAR index increased 240 basis points during 2019 as compared to 2018. The increase in our Comparable Portfolio RevPAR index was primarily due to increases in the RevPAR index at the following hotels: the Wailea Beach Resort post-repositioning; the JW Marriott New Orleans and the Marriott Boston Long Wharf post-renovation; the Renaissance Orlando at SeaWorld® due to the addition of new meeting space at the hotel in 2019; and the Marriott Portland, which added new contract crew business this year, allowing the hotel to charge higher transient rates than its competitor hotels. These increases were partially offset by decreases in the RevPAR index primarily at the following hotels: the Renaissance Harborplace and the Hilton San Diego Bayfront, which were both under renovation during 2019; the Hilton New Orleans St. Charles due to increased competition and a lack of citywide conventions causing the market to decrease rates; the Renaissance Westchester, where several 2018 groups did not repeat in 2019 and there were no large association or golf events this year; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile due to a weak market and the hotel’s high exposure to Chicago’s volatile transient market.

We continue to work with our operators to identify operational efficiencies designed to reduce expenses and our impact on the environment while minimally affecting guest experience and hotel employee satisfaction. Key asset management initiatives include working with our hotel operators to optimize hotel staffing levels (albeit ultimate staffing levels are determined by our operators), increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, eliminating waste and selectively combining certain food and beverage outlets. Our operators may have difficulty implementing certain operational efficiency initiatives and success levels may vary, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. Our operators have experienced, either currently or in the past, increases in hourly wages, employee benefits, utility costs and property insurance, which have negatively affected our operating margins. Moreover, our operators are limited in their ability to reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2019 and 2018, including the amount and percentage change in the results between the two periods.

	2019	2018	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$767,392	$799,369	$(31,977)	(4.0)%
Food and beverage	272,869	284,668	(11,799)	(4.1)%
Other operating	74,906	75,016	(110)	(0.1)%
Total revenues	1,115,167	1,159,053	(43,886)	(3.8)%
OPERATING EXPENSES
Hotel operating	644,748	666,654	(21,906)	(3.3)%
Other property-level expenses	130,321	132,419	(2,098)	(1.6)%
Corporate overhead	30,264	30,247	17	0.1%
Depreciation and amortization	147,748	146,449	1,299	0.9%
Impairment loss	24,713	1,394	23,319	1,672.8%
Total operating expenses	977,794	977,163	631	0.1%

Interest and other income	16,557	10,500	6,057	57.7%
Interest expense	(54,223)	(47,690)	(6,533)	(13.7)%
Gain on sale of assets	42,935	116,961	(74,026)	(63.3)%
Loss on extinguishment of debt	—	(835)	835	100.0%
Income before income taxes	142,642	260,826	(118,184)	(45.3)%
Income tax benefit (provision), net	151	(1,767)	1,918	108.5%
NET INCOME	142,793	259,059	(116,266)	(44.9)%
Income from consolidated joint venture attributable to noncontrolling interest	(7,060)	(8,614)	1,554	18.0%
Preferred stock dividends	(12,830)	(12,830)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$122,903	$237,615	$(114,712)	(48.3)%

The following table presents our operating results for our total portfolio for the years ended December 31, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	2018	2017	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$799,369	$829,320	$(29,951)	(3.6)%
Food and beverage	284,668	296,933	(12,265)	(4.1)%
Other operating	75,016	67,385	7,631	11.3%
Total revenues	1,159,053	1,193,638	(34,585)	(2.9)%
OPERATING EXPENSES
Hotel operating	666,654	686,604	(19,950)	(2.9)%
Other property-level expenses	132,419	138,525	(6,106)	(4.4)%
Corporate overhead	30,247	28,817	1,430	5.0%
Depreciation and amortization	146,449	158,634	(12,185)	(7.7)%
Impairment loss	1,394	40,053	(38,659)	(96.5)%
Total operating expenses	977,163	1,052,633	(75,470)	(7.2)%

Interest and other income	10,500	4,340	6,160	141.9%
Interest expense	(47,690)	(51,766)	4,076	7.9%
Gain on sale of assets	116,961	45,474	71,487	157.2%
Loss on extinguishment of debt	(835)	(824)	(11)	(1.3)%
Income before income taxes and discontinued operations	260,826	138,229	122,597	88.7%
Income tax (provision) benefit, net	(1,767)	7,775	(9,542)	(122.7)%
Income from continuing operations	259,059	146,004	113,055	77.4%
Income from discontinued operations	—	7,000	(7,000)	100.0%
NET INCOME	259,059	153,004	106,055	69.3%
Income from consolidated joint venture attributable to noncontrolling interest	(8,614)	(7,628)	(986)	(12.9)%
Preferred stock dividends	(12,830)	(12,830)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$237,615	$132,546	$105,069	79.3%

Operating Statistics. The following tables include comparisons of the key operating metrics for our Comparable Portfolio. Operating statistics for our Comparable Portfolio include prior ownership 2017 results for the Oceans Edge Resort & Marina, acquired by us in July 2017.

	2019			2018			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	83.7%	$234.26	$196.08	83.6%	$230.13	$192.39	10	bps	1.8%	1.9%

	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	83.6%	$230.13	$192.39	83.9%	$222.85	$186.97	(30)	bps	3.3%	2.9%

Summary of Operating Results. The year-over-year comparability of our operations is affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. We sold one hotel in 2019 and six hotels in 2018 (together the “Seven Sold Hotels”). In addition, renovations at the Four 2019 Renovation Hotels and the Four 2018 Renovation Hotels negatively impacted our operating results in 2019 and 2018, respectively.

Room Revenue. Room revenue decreased $32.0 million, or 4.0%, in 2019 as compared to 2018.

The Seven Sold Hotels caused room revenue to decrease by $47.2 million in 2019 as compared to 2018.

Room revenue generated by the 20 Hotels increased $15.2 million in 2019 as compared to 2018 due to a $13.3 million increase in ADR and a $1.8 million increase due to occupancy. The overall increase in ADR was primarily driven by changes in the average daily rate at the following hotels:

ADR
Increases	Decreases
Hyatt Regency San Francisco	Chicago hotels
JW Marriott New Orleans	Hilton Times Square
Oceans Edge Resort & Marina
Renaissance Long Beach
Renaissance Orlando at SeaWorld®
Wailea Beach Resort

The increase in occupancy at the 20 Hotels in 2019 as compared to 2018 was caused by 21,765 more transient room nights partially offset by 13,925 fewer group room nights. The overall changes in room nights occurred primarily at the following hotels:

Transient Room Nights
Increases	Decreases
Boston hotels	Embassy Suites La Jolla
Chicago hotels	Hilton San Diego Bayfront
Hyatt Regency San Francisco	Oceans Edge Resort & Marina
JW Marriott New Orleans	Renaissance Harborplace
Renaissance Los Angeles Airport	Renaissance Orlando at SeaWorld®
Renaissance Washington DC
Wailea Beach Resort

Group Room Nights
Increases	Decreases
Boston hotels	Chicago hotels
JW Marriott New Orleans	Hilton New Orleans St. Charles
Renaissance Orlando at SeaWorld®	Hilton San Diego Bayfront
Renaissance Washington DC
Renaissance Westchester

Room Revenue generated by the 20 Hotels was negatively impacted during 2019 as compared to 2018 by the Four 2019 Renovation Hotels, where a combined total of 19,678 room nights were out of service, displacing approximately $4.7 million in room revenue based on the hotels achieving a combined potential 79.1% occupancy rate and RevPAR of $195.63 without the renovations.

Food and Beverage Revenue. Food and beverage revenue decreased $11.8 million, or 4.1%, in 2019 as compared to 2018.

The Seven Sold Hotels caused food and beverage revenue to decrease by $18.7 million in 2019 as compared to 2018.

Food and beverage revenue generated by the 20 Hotels increased $6.9 million in 2019 as compared to 2018, primarily due to changes in both banquet and event technology revenue and outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston hotels	Chicago hotels
JW Marriott New Orleans	Hyatt Regency San Francisco
Renaissance Harborplace	Renaissance Los Angeles Airport
Renaissance Orlando at SeaWorld®	Renaissance Westchester
Renaissance Washington DC
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Boston hotels	Hyatt Regency San Francisco
Hilton San Diego Bayfront	Renaissance Harborplace
Renaissance Los Angeles Airport	Renaissance Orlando at SeaWorld®
Wailea Beach Resort

Other Operating Revenue. Other operating revenue decreased $0.1 million, or 0.1%, in 2019 as compared to 2018.

The Seven Sold Hotels caused other operating revenue to decrease by $3.3 million in 2019 as compared to 2018.

Other operating revenue generated by the 20 Hotels increased $3.2 million in 2019 as compared to 2018, primarily due to increased facility and resort fees, tenant lease revenue, marina and watersports revenue, commission revenue, group and transient cancellation and attrition revenue, retail revenue and parking revenue. These increases in other operating revenue were partially offset by $5.8 million in business interruption proceeds recognized in 2018 by the Oceans Edge Resort & Marina related to Hurricane Irma disruption in 2017 and 2018.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $21.9 million, or 3.3%, in 2019 as compared to 2018.

The Seven Sold Hotels caused hotel operating expenses to decrease by $43.5 million in 2019 as compared to 2018.

Hotel operating expenses generated by the 20 Hotels increased $21.6 million in 2019 as compared to 2018. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and other operating revenue. In addition, hotel operating expenses increased in 2019 as compared to 2018 due to the following increased expenses: advertising and promotion due to increased payroll and related expenses, as well as increased general advertising expenses; repairs and maintenance due to increased payroll and related expenses, as well as increased building repairs and contract and professional fees; franchise costs due to increased revenue at the majority of the 20 Hotels; property and liability insurance due to increased rates; property taxes due to increased rates and assessments received at several of our hotels; taxes at the Hyatt Regency San Francisco due to new taxes imposed by the city; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort.

These increases in other operating expenses at the 20 Hotels were partially offset by the following decreased expenses: utilities expense due to environmental and sustainability projects undertaken at our hotels to reduce our overall energy consumption; franchise costs at our Chicago hotels due to decreased revenues; rent expense at the Renaissance Washington DC due to our May 2018 purchase of the exclusive perpetual rights to a small portion of the hotel’s meeting space, restaurant and fitness center that were previously leased; and ground lease expense at the Hilton San Diego Bayfront due to decreased percentage rent and at the JW Marriott New Orleans due to our purchase of the land underlying the hotel in July 2018.

Other Property-Level Expenses. Other property-level expenses decreased $2.1 million, or 1.6%, in 2019 as compared to 2018.

The Seven Sold Hotels caused other property-level expenses to decrease by $10.3 million in 2019 as compared to 2018.

Other property-level expenses generated by the 20 Hotels increased $8.2 million in 2019 as compared to 2018, primarily due to increased computer hardware and software expenses, basic and incentive management fees, payroll and related expenses, credit and collection expenses, employee relocation and training, legal fees and licenses and permits. In addition, other property-level expenses increased in 2019 as compared to 2018 resulting from a one-time $1.0 million rebate received from Marriott in 2018 related to its sale of a hospitality procurement supply company. These increases were partially offset by a decrease in supplies expense.

Corporate Overhead Expense. Corporate overhead expense remained relatively constant in 2019 as compared to 2018, as increased payroll and related expenses, deferred stock compensation and investor relations were mostly offset by decreased legal fees, due diligence expenses and contract and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.3 million, or 0.9%, in 2019 as compared to 2018.

The Seven Sold Hotels caused depreciation and amortization expense to decrease by $6.0 million in 2019 as compared to 2018.

Depreciation and amortization expense generated by the 20 Hotels increased $7.3 million in 2019 as compared to 2018, due to increased depreciation and amortization at our newly renovated hotels and corporate office space. These increases were partially offset by decreases in the amortization of intangible assets, consisting of advanced deposits related to our purchases of the Boston Park Plaza and the Wailea Beach Resort, which were fully amortized in 2018, as well as by assets at our hotels being fully depreciated.

Impairment Loss. Impairment loss totaled $24.7 million in 2019 and $1.4 million in 2018.

We recorded impairment losses of $24.7 million in 2019 on the Renaissance Harborplace and $1.4 million in 2018 on two Houston hotels that we subsequently sold in October 2018.

Interest and Other Income. Interest and other income increased $6.1 million, or 57.7%, in 2019 as compared to 2018, primarily due to higher interest rates. During 2019, we recognized $14.1 million in interest income, $1.0 million related to an area of protection agreement with Hyatt Corporation for the Hyatt Regency San Francisco, $0.9 million related to a contingency funding payment received from the prior owner of one of our hotels, $0.3 million in energy rebates due to energy efficient renovations at our hotels and $0.3 million in vendor rebates and other miscellaneous income.

In 2018, we recognized $9.2 million in interest and miscellaneous income, along with $1.1 million in insurance proceeds for hurricane-related property damage at two Houston hotels we subsequently sold in October 2018 and $0.1 million in energy rebates.

Interest Expense. We incurred interest expense as follows (in thousands):

	2019	2018
Interest expense on debt and finance lease obligations	$45,381	$45,933
Noncash interest on derivatives and finance lease obligations, net	6,051	(1,190)
Amortization of deferred financing costs	2,791	2,947
Total interest expense	$54,223	$47,690

Interest expense increased $6.5 million, or 13.7%, in 2019 as compared to 2018 primarily due to the noncash changes in the fair market value of our derivatives, which caused interest expense to increase $7.2 million.

Excluding the noncash impact from changes in the fair market value of our derivatives, interest expense would have decreased $0.7 million in 2019 as compared to 2018 due to lower debt balances and deferred financing costs resulting from monthly amortization, lower interest expense on our term loans, which we amended and repriced in October 2018, and lower interest expense on our finance lease obligations due to our sale of the Courtyard by Marriott Los Angeles in October 2019. These decreases were partially offset by higher interest on our variable rate debt during 2019 as compared to 2018.

Our weighted average interest rate per annum, including our variable-rate debt obligation, was approximately 4.1% and 4.2% at December 31, 2019 and 2018, respectively. Approximately 77.4% and 77.6% of our outstanding notes payable had fixed interest rates, including the effects of interest rate swap agreements, at December 31, 2019 and 2018, respectively.

Gain on Sale of Assets. Gain on sale of assets totaled $42.9 million and $117.0 million in 2019 and 2018, respectively.

In 2019, we recognized a $42.9 million net gain on the October 2019 sale of the Courtyard by Marriott Los Angeles.

In 2018, we recognized a $15.7 million net gain on the January 2018 sale of the Marriott Philadelphia and the Marriott Quincy, a $53.1 million net gain on the July 2018 sale of the Hyatt Regency Newport Beach, a $0.3 million net gain on the October 2018 sale of two Houston hotels, and a $47.8 million net gain on the December 2018 sale of the Marriott Tysons Corner.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was zero and $0.8 million in 2019 and 2018, respectively.

In 2018, we recognized a loss of $0.8 million related to an amendment and extension to our credit facility and the repricing of our two unsecured term loans.

Income Tax Benefit (Provision), Net. Income tax benefit (provision), net was incurred as follows (in thousands):

	2019	2018
Current	$839	$(635)
Deferred	(688)	(1,132)
Income tax benefit (provision), net	$151	$(1,767)

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In 2019, we recognized a current net income tax benefit of $0.8 million, which includes tax credits and refunds available under the Tax Cuts & Jobs Act of 2017 and operating loss carryforwards for our taxable entities, net of combined current federal and state income tax expense based on 2019 projected taxable income. In 2019, we also recognized a net deferred income tax provision of $0.7 million related to adjustments to our deferred tax assets, net.

In 2018, we recognized a current net income tax provision of $0.6 million, which includes combined current federal and state income tax expense based on 2018 projected taxable income, net of operating loss carryforwards for our taxable entities. In 2018, we also recognized a net deferred income tax provision of $1.1 million related to adjustments to our deferred tax assets, net.

Income from Consolidated Joint Venture Attributable to Noncontrolling Interest. Income from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled $7.1 million and $8.6 million in 2019 and 2018, respectively.

Preferred Stock Dividends. Preferred stock dividends totaled $12.8 million in both 2019 and 2018.

In both 2019 and 2018, we recognized preferred stock dividends of $8.0 million on our Series E preferred stock, and $4.8 million on our Series F preferred stock.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expenses recorded on the ground lease at the Courtyard by Marriott Los Angeles (prior to the hotel’s sale in October 2019) and the building lease at the Hyatt Centric Chicago Magnificent Mile. We determined that both of these leases are finance leases, and, therefore, we include a portion of the lease payments each month in interest expense. We adjust EBITDAre for these two finance leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net income (loss) allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income	$142,793	$259,059	$153,004
Operations held for investment:
Depreciation and amortization	147,748	146,449	158,634
Interest expense	54,223	47,690	51,766
Income tax (benefit) provision, net	(151)	1,767	(7,775)
Gain on sale of assets	(42,935)	(116,916)	(45,747)
Impairment loss	24,713	1,394	40,053
EBITDAre	326,391	339,443	349,935

Operations held for investment:
Amortization of deferred stock compensation	9,313	9,007	8,042
Amortization of favorable and unfavorable contracts, net	—	(2)	218
Amortization of right-of-use assets and liabilities (1)	(782)	(1,054)	(871)
Finance lease obligation interest — cash ground rent	(2,175)	(2,361)	(1,867)
Loss on extinguishment of debt	—	835	824
Hurricane-related (insurance proceeds) uninsured losses, net	—	(990)	1,690
Closing costs — completed acquisition	—	—	729
Prior year property tax adjustments, net	168	(203)	(800)
Prior owner contingency funding	(900)	—	—
Property-level restructuring, severance and management transition costs	—	29	—
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(7,060)	(8,614)	(7,628)
Depreciation and amortization	(2,875)	(2,556)	(2,767)
Interest expense	(2,126)	(1,982)	(1,950)
Amortization of right-of-use asset and liability (1)	290	290	290
Loss on extinguishment of debt	—	—	(205)
Discontinued operations:
Gain on sale of assets	—	—	(7,000)
Adjustments to EBITDAre, net	(6,147)	(7,601)	(11,295)
Adjusted EBITDAre, excluding noncontrolling interest	$320,244	$331,842	$338,640

(1)	Amounts originally reported for 2018 and 2017 for amortization of lease intangibles and noncash ground rent have been reclassified to amortization of right-of-use assets and liabilities to conform to the current year’s reporting.

Adjusted EBITDAre, excluding noncontrolling interest was $320.2 million in 2019, $331.8 million in 2018 and $338.6 million in 2017. The sale of the Seven Sold Hotels caused Adjusted EBITDAre, excluding noncontrolling interest to decrease by $15.4 million in 2019 as compared to 2018.

Excluding the impact of these hotel sales, Adjusted EBITDAre, excluding noncontrolling interest would have increased $3.8 million primarily due to additional EBITDAre generated by the Boston hotels, the JW Marriott New Orleans, the Renaissance Orlando at SeaWorld® and the Wailea Beach Resort, combined with an increase in interest and other income. These increases were partially offset by decreased EBITDAre generated by the Chicago hotels, the Hilton New Orleans St. Charles, the Hilton San Diego Bayfront, the Hilton Times Square, the Oceans Edge Resort & Marina, the Renaissance Harborplace and the Renaissance Westchester.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and liabilities: we exclude the amortization of our real estate right-of-use assets and liabilities, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligations. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income	$142,793	$259,059	$153,004
Preferred stock dividends	(12,830)	(12,830)	(12,830)
Operations held for investment:
Real estate depreciation and amortization (1)	145,260	144,358	156,707
Gain on sale of assets	(42,935)	(116,916)	(45,747)
Impairment loss	24,713	1,394	40,053
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(7,060)	(8,614)	(7,628)
Real estate depreciation and amortization	(2,875)	(2,556)	(2,767)
Discontinued operations:
Gain on sale of assets	—	—	(7,000)
FFO attributable to common stockholders	247,066	263,895	273,792

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	—	(2)	218
Real estate amortization of right-of-use assets and liabilities (1)	590	415	599
Noncash interest on derivatives and finance lease obligations, net	6,051	(1,190)	3,106
Loss on extinguishment of debt	—	835	824
Hurricane-related (insurance proceeds) uninsured losses, net	—	(990)	1,690
Closing costs — completed acquisition	—	—	729
Prior year property tax adjustments, net	168	(203)	(800)
Prior owner contingency funding	(900)	—	—
Property-level restructuring, severance and management transition costs	—	29	—
Noncash income tax provision (benefit), net	688	1,132	(9,235)
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability (1)	290	290	290
Noncash interest on derivative, net	—	(1)	(30)
Loss on extinguishment of debt	—	—	(205)
Adjustments to FFO attributable to common stockholders, net	6,887	315	(2,814)
Adjusted FFO attributable to common stockholders	$253,953	$264,210	$270,978

(1)	Amounts originally reported for 2018 and 2017 for real estate depreciation and amortization related to finance leases, amortization of lease intangibles and noncash ground rent have been reclassified to real estate amortization of right-of-use assets and liabilities to conform to the current year’s reporting.

Adjusted FFO attributable to common stockholders was $254.0 million in 2019, $264.2 million in 2018 and $271.0 million in 2017. The sale of the Seven Sold Hotels caused Adjusted FFO attributable to common stockholders to decrease by $15.4 million in 2019 as compared to 2018.

Excluding the impact of these hotel sales, Adjusted FFO attributable to common stockholders would have increased $5.1 million in 2019 as compared to 2018, primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest. In addition, Adjusted FFO attributable to common stockholders increased in 2019 as compared to 2018 due to a decrease in current income tax expense.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from sales of hotels and other assets, property insurance, debt refinancings, and common stock issuances pursuant to separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of assets, operating expenses, repurchases of our common stock, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $290.9 million in 2019 and $305.3 million in 2018. The net decrease in cash provided by operating activities in 2019 as compared to 2018 was primarily due to the sale of the Seven Sold Hotels and renovation-related disruption at the Four 2019 Renovation Hotels, partially offset by increased operating cash generated by the 20 Hotels, including the Four 2018 Renovation Hotels, combined with increased interest and other income.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash (used in) or provided by investing activities in 2019 and 2018 was as follows (in thousands):

	2019	2018
Proceeds from sales of assets	$49,538	$348,032
Proceeds from property insurance	—	1,100
Acquisitions of hotel property and other assets	(705)	(15,147)
Acquisitions of intangible assets	(25)	(18,543)
Renovations and additions to hotel properties and other assets	(95,958)	(159,076)
Net cash (used in) provided by investing activities	$(47,150)	$156,366

In 2019, we received proceeds of $49.5 million from the sale of the Courtyard by Marriott Los Angeles. This cash inflow was offset as we paid $0.7 million and $25,000 to purchase two additional wet boat slips and an additional dry boat slip, respectively, at the Oceans Edge Resort & Marina, and invested $96.0 million for renovations and additions to our portfolio and other assets.

In 2018, we received proceeds of $348.0 million from our sales of six hotels and surplus FF&E at our hotels. We also received $1.1 million in insurance proceeds for hurricane-related property damage at our sold Houston hotels. These cash inflows were partially offset as we paid $15.1 million to acquire the land underlying the JW Marriott New Orleans, and a total of $18.5 million for acquisitions of intangible assets, including $18.4 million to purchase the exclusive perpetual rights to certain space at the Renaissance Washington DC and $0.1 million to purchase four additional dry boat slips at the Oceans Edge Resort & Marina, and invested $159.1 million for renovations and additions to our hotel portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2019 and 2018 was as follows (in thousands):

	2019	2018
Proceeds from common stock offerings	$—	$45,125
Payment of common stock offering costs	—	(784)
Repurchases of outstanding common stock	(50,088)	—
Repurchase of common stock for employee tax obligations	(4,435)	(4,232)
Proceeds from notes payable and debt restructuring	—	65,000
Payments on notes payable and debt restructuring	(7,965)	(72,574)
Payments of costs related to extinguishment of debt	—	(131)
Payments of deferred financing costs	—	(4,012)
Dividends and distributions paid	(170,166)	(177,622)
Distributions to noncontrolling interest	(8,512)	(9,369)
Net cash used in financing activities	$(241,166)	$(158,599)

In 2019, we paid the following: $50.1 million to repurchase 3,783,936 shares of our outstanding common stock; $4.4 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $8.0 million in principal payments on our notes payable; $170.2 million in dividends and distributions to our common and preferred stockholders; and $8.5 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

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

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We may also continue to repurchase shares of our common and/or preferred stock pursuant to the February 2017 stock repurchase program authorized by our board of directors. Through December 31, 2019, we have repurchased 3,783,936 shares of our common stock for a total purchase price of $50.1 million, including fees and commissions. In February 2020, our board of directors authorized an increase to the existing stock repurchase program to acquire up to $500.0 million of our common and preferred stock. The authorization has no stated expiration date. Future repurchases will depend on various factors, including our capital needs, as well as the price of our common and preferred stock.

We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of newly issued debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including under the ATM Agreements we entered into in February 2017. Under the terms of the ATM Agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through December 31, 2019, we have received $122.3 million in net proceeds from the issuance of 7,467,709 shares of our common stock in connection with the ATM Agreements. In February 2020, our board of directors reauthorized the ATM Agreements, or new similar agreements, allowing the Company to issue common stock up to an aggregate offering amount of $300.0 million. The reauthorization has no stated expiration date. We have not yet amended the existing ATM Agreements or entered into similar agreements providing for such increased capacity, and will do so if and when our management determines it appropriate. If and when we do seek to amend the ATM Agreements or enter into new similar agreements, there can be no assurance that the capital markets will be available to us on favorable terms or at all.

Cash Balance. As of December 31, 2019, our unrestricted cash balance was $816.9 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, when declared) and near-term debt maturities with our cash on hand. Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. During 2019, these provisions were triggered by the Hilton Times Square, and as of December 31, 2019, $1.0 million in excess cash generated by the hotel was held in a lockbox account for the benefit of the lender and included in restricted cash on our consolidated balance sheet.

Debt. As of December 31, 2019, we had $974.9 million of consolidated debt, $865.0 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The $77.7 million mortgage secured by the Hilton Times Square matures in November 2020, and is available to be repaid without penalty beginning in August 2020. We are exploring various options in advance of the upcoming maturity. In addition, the $220.0 million mortgage secured by the Hilton San Diego Bayfront initially matures in December 2020, but has three one-year options to extend. We intend to exercise all three of our available one-year options to extend the maturity to December 2023.

As of December 31, 2019, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2019, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

As of December 31, 2019, we have no outstanding amounts due under our credit facility.

We may in the future seek to obtain mortgages on one or more of our 15 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 15 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Portland; Oceans Edge Resort & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2019 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$974,863	$83,975	$199,693	$399,208	$291,987
Interest obligations on notes payable (2)	172,412	39,840	62,660	41,167	28,745
Finance lease obligation, including imputed interest (3)	109,415	1,403	2,806	2,806	102,400
Operating lease obligations, including imputed interest (3) (4)	112,102	7,519	15,192	15,408	73,983
Payments-in-lieu of taxes obligation (5)	63,629	894	1,789	1,789	59,157
Construction commitments	47,599	47,599	—	—	—
Employment obligations	663	663	—	—	—
Total	$1,480,683	$181,893	$282,140	$460,378	$556,272

(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matures in December 2020 with three one-year options to extend. We expect to exercise all three of our available one-year options to extend the maturity to December 2023.
(2)	Interest on our variable-rate debt obligation is calculated based on the variable rate at December 31, 2019, and includes the effect of our interest rate derivative agreements.
(3)	See Note 9 – Leases in the Notes to the Consolidated Financial Statements (Item 8 of this Form 10-K).
(4)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(5)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts are currently considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program, and will be paid beginning in 2020 through 2029. When the PILOT program ends in 2020, the sublease agreement will be modified, rent amounts will be reassessed and we will determine if the sublease agreement qualifies as a lease.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $96.0 million in our portfolio and other assets during 2019, $159.1 million in 2018 and $115.1 million in 2017. As of December 31, 2019, we have contractual construction commitments totaling $47.6 million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of December 31, 2019, our balance sheet includes restricted cash of $45.6 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 20 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter for 2017, 2018 and 2019 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues:	Quarter	Quarter	Quarter	Quarter	Total
2017
Total revenues	$280,743	$318,796	$303,909	$290,190	$1,193,638
Prior ownership revenues (1)	3,980	4,126	1,143	—	9,249
Sold hotel revenues (2)	(45,186)	(43,733)	(41,243)	(38,213)	(168,375)
Non-hotel revenues (3)	(18)	(22)	(22)	(20)	(82)
Total Comparable Portfolio revenues (4)	$239,519	$279,167	$263,787	$251,957	$1,034,430
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.2%	27.0%	25.5%	24.3%	100%

2018
Total revenues	$271,446	$317,447	$289,308	$280,852	$1,159,053
Sold hotel revenues (2)	(26,735)	(27,681)	(15,794)	(9,417)	(79,627)
Non-hotel revenues (3)	(832)	(21)	(25)	(4,987)	(5,865)
Total Comparable Portfolio revenues (4)	$243,879	$289,745	$273,489	$266,448	$1,073,561
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.0%	25.5%	24.8%	100%

2019
Total revenues	$257,680	$302,896	$281,639	$272,952	$1,115,167
Sold hotel revenues (2)	(3,070)	(3,252)	(3,337)	(763)	(10,422)
Non-hotel revenues (3)	(23)	(25)	(22)	(22)	(92)
Total Comparable Portfolio revenues (4)	$254,587	$299,619	$278,280	$272,167	$1,104,653
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.1%	27.1%	25.2%	24.6%	100%

(1)	Prior ownership revenues include those generated by the Oceans Edge Resort & Marina. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information.
(2)	Sold hotel revenues include those generated by the following: the Fairmont Newport Beach and the Marriott Park City, which we sold in February 2017 and June 2017, respectively; the Marriott Philadelphia, the Marriott Quincy, the Hyatt Regency Newport Beach, two Houston hotels, and the Marriott Tysons Corner, which we sold in January 2018, July 2018, October 2018 and December 2018, respectively; and the Courtyard by Marriott Los Angeles, which we sold in October 2019.
(3)	Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for the first quarter and fourth quarter of 2018 also include business interruption insurance proceeds of $0.8 million and $5.0 million, respectively, for the Oceans Edge Resort & Marina.
(4)	Total Comparable Portfolio revenues include those generated by our 20 hotel Comparable Portfolio.

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

●	Impairment of long-lived assets. Impairment losses are recorded on long-lived assets to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, our estimate of how long we will own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

●	Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

five to 40 years for buildings and improvements and three to 12 years for FF&E. Finance lease right-of-use assets other than land are depreciated using the straight-line method over the shorter of either their estimated useful life or the life of the related finance lease obligation. Intangible assets are amortized using the straight-line method over the shorter of their estimated useful life or the length of the related agreement. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

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

As of December 31, 2019, 77.4% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at December 31, 2019. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million based on the variable rate at December 31, 2019.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule included in this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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
February 19, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports” and “Company Information” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2019:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average	Incentive Plan
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding awards	outstanding awards	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan, as amended and restated	⸺	⸺	3,721,962

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

4.5	Description of Securities of the Registrant. *

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K, filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K, filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K, filed by the Company on February 23, 2010).

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

10.5	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 5, 2008). #

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Form 10-K filed by the Company on February 19, 2015). #

10.7	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.8 to Form 10-K filed by the Company on February 19, 2015). #

10.8	Form of TRS Lease (incorporated by reference to Exhibit 10.9 to Form 10-K filed by the Company on February 19, 2015). #

10.9

Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company). #

10.10	Fourth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on March 11, 2016).

10.10.1	Fifth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on May 17, 2016).

10.11	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2012). #

10.12	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and John V. Arabia. * #

10.13	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and Bryan A. Giglia. * #

10.14	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and Marc A. Hoffman. * #

10.15	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and Robert Springer. * #

10.16	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and David M. Klein. * #

10.17

2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended and restated effective November 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 4, 2019). #

10.18

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 6, 2011).

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

10.19.2

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

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 19, 2020	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Non-Executive Chairman	February 19, 2020
Douglas M. Pasquale

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 19, 2020
John V. Arabia	(Principal Executive Officer)

/S/ W. BLAKE BAIRD	Director	February 19, 2020
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 19, 2020
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 19, 2020
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 19, 2020
Thomas A. Lewis, Jr.

/S/ MURRAY J. MCCABE	Director	February 19, 2020
Murray J. McCabe

/S/ KEITH P. RUSSELL	Director	February 19, 2020
Keith P. Russell

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Hotel investment impairment
Description of the Matter

The Company’s investment in hotel properties, including related lease right-of-use assets, totaled $3.0 billion as of December 31, 2019. As more fully described in Note 2 to the consolidated financial statements, the Company’s accounting policy is to record impairment losses when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those hotels are less than the hotels’ carrying amount. The impairment recognized is the amount by which the carrying amount of the hotels exceeds the estimated fair value of the hotels. The Company evaluates each of its hotel investments for impairment indicators and prepares future undiscounted cash flow estimates to determine if a hotel investment is impaired, if necessary. No single indicator would necessarily result in management preparing an estimate to determine if the future undiscounted cash flows are less than the book value of the hotel investments. Management uses judgement to determine if the severity of any single indicator or when there are a number of indicators of less severity when combined would result in an indication that a hotel investment subject to impairment evaluation requires an estimate of the undiscounted cash flows to determine if an impairment of a hotel investment has occurred. For the year ended December 31, 2019, management identified hotel properties that had indicators of impairment that required further analysis. For each property in which the Company determined that indicators existed requiring further analysis, one or more cash flow analyses were prepared, and when multiple cash flows were prepared a probability was assigned to each cash flow based upon the estimated likelihood of each scenario occurring. Based upon the analysis, management determine that the total cash flows for one property was less than the book value of the related asset group. As a result, the Company determined the fair value of the hotel property and recognized a $24.7 million impairment loss, which is the amount by which the carrying value exceeded the estimated fair value of the hotel property.

Auditing management’s hotel investment impairment assessment was challenging because determining whether events or changes in circumstances indicate that the investment may not be recoverable is highly judgmental due to the high degree of subjectivity in evaluating management’s identification of indicators of impairment, the related assessment of the severity of such indicators, and in evaluating management’s assumptions used in determining the future undiscounted cash flows of the hotel investments. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific hotel investments as determined by management. Such factors included, but were not limited to, significant changes to hotel property operations, management’s ongoing hotel capital investment, ultimate hold period, disposition strategy, and current industry and economic trends. No one set of indicators that trigger a cash flow assessment are common to all hotel investments but are unique to each investment. Changes to management’s identification of indicators of impairment and assessment of the indicator’s severity could have a significant effect on management’s determination of whether the asset needed to be tested for recovery as of December 31, 2019. Management’s impairment assessment and impairment measurement is sensitive to significant assumptions such as hold periods, discount rates, capitalization rates, revenue growth rates, expense growth rates, expected margins, and where there are multiple cash flow outcomes, the probability assigned to each cash flow scenario, all of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the hotel investment impairment assessment process, including controls over management’s identification of indicators of impairment and management’s review of the significant assumptions.

We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a hotel might not be recoverable, and to test management’s assessment of the severity of indicators of impairment for each of the Company’s hotel investments, that included, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies or natural disasters. To test management’s future undiscounted cash flows of hotel properties identified as having an indicator of impairment, as well as the fair value of the hotel property, we performed audit procedures that included, among others, assessing the methodologies and involving our valuation specialists to assist in testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As part of our evaluation of indicators of impairment, the measurement of the Company’s undiscounted future cash flows and fair value of the hotel property, we considered hotel property operations, management’s hotel capital investment, hold period, disposition strategy, current industry and economic trends and other relevant factors and assumptions.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 19, 2020

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$816,857	$809,316
Restricted cash	48,116	53,053
Accounts receivable, net	35,209	33,844
Prepaid expenses and other current assets	13,550	12,261
Total current assets	913,732	908,474
Investment in hotel properties, net	2,872,353	3,030,998
Finance lease right-of-use asset, net	47,652	—
Operating lease right-of-use assets, net	60,629	—
Deferred financing costs, net	2,718	3,544
Other assets, net	21,890	29,817
Total assets	$3,918,974	$3,972,833

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,614	$30,425
Accrued payroll and employee benefits	25,002	25,039
Dividends and distributions payable	135,872	126,461
Other current liabilities	46,955	44,962
Current portion of notes payable, net	82,109	5,838
Total current liabilities	325,552	232,725
Notes payable, less current portion, net	888,954	971,225
Finance lease obligations, less current portion	15,570	27,009
Operating lease obligations, less current portion	49,691	—
Other liabilities	18,136	30,703
Total liabilities	1,297,903	1,261,662
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2019 and 2018, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at December 31, 2019 and 2018, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 224,855,351 shares issued and outstanding at December 31, 2019 and 228,246,247 shares issued and outstanding at December 31, 2018	2,249	2,282
Additional paid in capital	2,683,913	2,728,684
Retained earnings	1,318,455	1,182,722
Cumulative dividends and distributions	(1,619,779)	(1,440,202)
Total stockholders’ equity	2,574,838	2,663,486
Noncontrolling interest in consolidated joint venture	46,233	47,685
Total equity	2,621,071	2,711,171
Total liabilities and equity	$3,918,974	$3,972,833

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
REVENUES
Room	$767,392	$799,369	$829,320
Food and beverage	272,869	284,668	296,933
Other operating	74,906	75,016	67,385
Total revenues	1,115,167	1,159,053	1,193,638
OPERATING EXPENSES
Room	202,889	210,204	213,301
Food and beverage	186,436	193,486	201,225
Other operating	16,594	17,169	16,392
Advertising and promotion	54,369	55,523	58,572
Repairs and maintenance	41,619	43,111	46,298
Utilities	27,311	29,324	30,419
Franchise costs	32,265	35,423	36,681
Property tax, ground lease and insurance	83,265	82,414	83,716
Other property-level expenses	130,321	132,419	138,525
Corporate overhead	30,264	30,247	28,817
Depreciation and amortization	147,748	146,449	158,634
Impairment loss	24,713	1,394	40,053
Total operating expenses	977,794	977,163	1,052,633

Interest and other income	16,557	10,500	4,340
Interest expense	(54,223)	(47,690)	(51,766)
Gain on sale of assets	42,935	116,961	45,474
Loss on extinguishment of debt	—	(835)	(824)
Income before income taxes and discontinued operations	142,642	260,826	138,229
Income tax benefit (provision), net	151	(1,767)	7,775
Income from continuing operations	142,793	259,059	146,004
Income from discontinued operations	—	—	7,000
NET INCOME	142,793	259,059	153,004
Income from consolidated joint venture attributable to noncontrolling interest	(7,060)	(8,614)	(7,628)
Preferred stock dividends	(12,830)	(12,830)	(12,830)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$122,903	$237,615	$132,546

Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.54	$1.05	$0.56
Income from discontinued operations	—	—	0.03
Basic and diluted income attributable to common stockholders per common share	$0.54	$1.05	$0.59

Basic and diluted weighted average common shares outstanding	225,681	225,924	221,898

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2016	4,600,000	$115,000	3,000,000	$75,000	220,073,140	$2,201	$2,596,620	$786,901	$(1,092,952)	$49,062	$2,531,832
Amortization of deferred stock compensation	—	—	—	—	—	—	8,514	—	—	—	8,514
Issuance of restricted common stock, net	—	—	—	—	404,963	4	(3,797)	—	—	—	(3,793)
Forfeiture of restricted common stock	—	—	—	—	(33,298)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.73 per share	—	—	—	—	—	—	—	—	(164,231)	—	(164,231)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	(7,993)	—	(7,993)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	(4,837)	—	(4,837)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8,250)	(8,250)
Net proceeds from sale of common stock	—	—	—	—	4,876,855	48	77,884	—	—	—	77,932
Net income	—	—	—	—	—	—	—	145,376	—	7,628	153,004
Balance at December 31, 2017	4,600,000	115,000	3,000,000	75,000	225,321,660	2,253	2,679,221	932,277	(1,270,013)	48,440	2,582,178
Amortization of deferred stock compensation	—	—	—	—	—	—	9,383	—	—	—	9,383
Issuance of restricted common stock, net	—	—	—	—	346,526	4	(4,236)	—	—	—	(4,232)
Forfeiture of restricted common stock	—	—	—	—	(12,793)	(1)	1	—	—	—	—
Common stock distributions and distributions payable at $0.69 per share	—	—	—	—	—	—	—	—	(157,359)	—	(157,359)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	(4,838)	—	(4,838)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(9,369)	(9,369)
Net proceeds from sale of common stock	—	—	—	—	2,590,854	26	44,315	—	—	—	44,341
Net income	—	—	—	—	—	—	—	250,445	—	8,614	259,059
Balance at December 31, 2018	4,600,000	115,000	3,000,000	75,000	228,246,247	2,282	2,728,684	1,182,722	(1,440,202)	47,685	2,711,171
Amortization of deferred stock compensation	—	—	—	—	—	—	9,719	—	—	—	9,719
Issuance of restricted common stock, net	—	—	—	—	396,972	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.74 per share	—	—	—	—	—	—	—	—	(166,747)	—	(166,747)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	(7,993)	—	(7,993)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	(4,837)	—	(4,837)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8,512)	(8,512)
Repurchase of outstanding common stock	—	—	—	—	(3,783,936)	(37)	(50,051)	—	—	—	(50,088)
Net income	—	—	—	—	—	—	—	135,733	—	7,060	142,793
Balance at December 31, 2019	4,600,000	$115,000	3,000,000	$75,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,793	$259,059	$153,004
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	361	815	730
Gain on sale of assets	(42,935)	(116,916)	(52,747)
Loss on extinguishment of debt	—	835	824
Noncash interest on derivatives and finance lease obligations, net	6,051	(1,190)	3,106
Depreciation	147,669	144,958	155,962
Amortization of franchise fees and other intangibles	79	1,582	3,141
Amortization of deferred financing costs	2,791	2,947	2,409
Amortization of deferred stock compensation	9,313	9,007	8,042
Impairment loss	24,713	1,394	40,053
(Gain) loss on hurricane-related damage	—	(1,100)	201
Deferred income taxes, net	688	1,132	(9,235)
Changes in operating assets and liabilities:
Accounts receivable	(1,726)	905	3,175
Prepaid expenses and other assets	(1,387)	189	(1,836)
Accounts payable and other liabilities	2,935	3,322	(822)
Accrued payroll and employee benefits	357	(1,648)	784
Operating lease right-of-use assets and obligations	(782)	—	—
Net cash provided by operating activities	290,920	305,291	306,791
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	49,538	348,032	150,215
Proceeds from property insurance	—	1,100	—
Acquisitions of hotel property and other assets	(705)	(15,147)	(173,728)
Acquisitions of intangible assets	(25)	(18,543)	—
Renovations and additions to hotel properties and other assets	(95,958)	(159,076)	(115,097)
Payment for interest rate derivatives	—	—	(125)
Net cash (used in) provided by investing activities	(47,150)	156,366	(138,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	—	45,125	79,407
Payment of common stock offering costs	—	(784)	(1,475)
Repurchases of outstanding common stock	(50,088)	—	—
Repurchase of common stock for employee tax obligations	(4,435)	(4,232)	(3,793)
Proceeds from notes payable and debt restructuring	—	65,000	460,000
Payments on notes payable and debt restructuring	(7,965)	(72,574)	(405,542)
Payments of costs related to extinguishment of debt	—	(131)	(1)
Payments of deferred financing costs	—	(4,012)	(3,537)
Dividends and distributions paid	(170,166)	(177,622)	(163,014)
Distributions to noncontrolling interest	(8,512)	(9,369)	(8,250)
Net cash used in financing activities	(241,166)	(158,599)	(46,205)
Net increase in cash and cash equivalents and restricted cash	2,604	303,058	121,851
Cash and cash equivalents and restricted cash, beginning of year	862,369	559,311	437,460
Cash and cash equivalents and restricted cash, end of year	$864,973	$862,369	$559,311

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$816,857	$809,316	$488,002
Restricted cash	48,116	53,053	71,309
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$864,973	$862,369	$559,311

The Company paid or received refunds for interest and income taxes in 2019, 2018 and 2017 as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash paid for interest	$45,301	$44,795	$40,987
Cash (refund) paid for income taxes, net	$(395)	$693	$1,433

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities in 2019, 2018 and 2017 consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Accrued renovations and additions to hotel properties and other assets	$9,771	$10,534	$13,040
Amortization of deferred stock compensation — construction activities	$406	$376	$472
Assignment of finance lease obligation in connection with disposition of hotel	$(11,620)	$—	$—
Increase in unsecured terms loans due to debt restructuring	$—	$50,000	$—
Decrease in unsecured terms loans due to debt restructuring	$—	$(50,000)	$—
Dividends and distributions payable	$135,872	$126,461	$133,894

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

As of December 31, 2019, the Company had interests in 20 hotels (the “20 Hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	8
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2019	20

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the year ended December 31, 2019.

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

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2019 and 2018, the Company had amounts in banks that were in excess of federally insured amounts.

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

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When the Company acquires a hotel property or other entity, it uses all available information to make these fair value determinations, and engages independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

Depreciation expense is based on the estimated life of the Company’s assets. The life is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish the Company’s hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 40 years for buildings and improvements and three to 12 years for FF&E. Finance lease right-of-use assets other than land are depreciated using the straight-line method over the shorter of either their estimated useful life or the life of the related finance lease obligation. Intangible assets are amortized using the straight-line method over the shorter of their estimated useful life or the length of the related agreement.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will continue to own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgement is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, one hotel was impaired in 2019, and two hotels were impaired during 2018 and 2017 (see Note 5).

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

Assets Held for Sale

The Company considers a hotel held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. No hotels were considered held for sale as of either December 31, 2019 or 2018.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018

Trade receivables, net (1)	$21,201	$18,982
Contract liabilities (2)	$18,498	$16,711
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits, and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During 2019 and 2018, the Company recognized revenue of approximately $16.7 million and $13.2 million, respectively, related to its outstanding contract liabilities.

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

At December 31, 2019, 2018 and 2017, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Dividends

Under current federal income tax laws related to REITs, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders. Currently, the Company pays quarterly cash dividends to its common stockholders, as well as to the preferred stockholders of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and its 6.45% Series F Cumulative Preferred Stock (“Series F preferred stock”) as declared by the Company’s board of directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Numerator:
Net income	$142,793	$259,059	$153,004
Income from consolidated joint venture attributable to noncontrolling interest	(7,060)	(8,614)	(7,628)
Preferred stock dividends	(12,830)	(12,830)	(12,830)
Distributions paid on unvested restricted stock compensation	(901)	(814)	(860)
Undistributed income allocated to unvested restricted stock compensation	—	(422)	—
Numerator for basic and diluted income attributable to common stockholders	$122,002	$236,379	$131,686

Denominator:
Weighted average basic and diluted common shares outstanding	225,681	225,924	221,898

Basic and diluted income attributable to common stockholders per common share	$0.54	$1.05	$0.59

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options, as applicable, have been excluded from the above calculation of earnings per share for the years ended December 31, 2019, 2018 and 2017, as their inclusion would have been anti-dilutive.

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

Lessee Perspective: Adoption of the new standard resulted in the Company recording net balance sheet adjustments for right-of-use (“ROU”) assets and related lease obligations totaling $45.7 million for its operating leases, including the reclassification of an $18.4 million ground lease intangible asset, net of accumulated amortization, from investment in hotel properties, net to operating lease ROU assets, net, and the reclassification of existing deferred rent liabilities related to the Company’s operating leases totaling $13.0 million from other liabilities to operating lease obligations.

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

Lessor Perspective: For lease agreements in which the Company is the lessor, the Company analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues. Upon adoption, the Company analyzed the lease and nonlease components, including real estate taxes and common area maintenance expenses, of its lease agreements and determined that the timing and pattern of transfer for both components are the same. In addition, the Company determined that the predominate component was the lease component and, as such, the leases will continue to qualify as operating leases and the Company will account for and present the lease component and the nonlease component as a single component. The Company will continue to collect nonlease amounts directly from its tenants, including real estate taxes and other expenses, and remit these amounts directly to third-parties. None of the Company’s tenants pay third-parties directly. The Company believes that all of its tenant receivables are probable of collection as of December 31, 2019.

See Note 9 for additional lease disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In both November 2019 and November 2018, the FASB issued codification improvements to ASU No. 2016-13, including Accounting Standards Update No. 2019-11 (“ASU No. 2019-11”) in 2019 and Accounting Standards Update No. 2018-19 (“ASU No. 2018-19”) in 2018. ASU No. 2019-11 includes an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit deteriorated assets. ASU No. 2018-19 clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of ASU No. 2016-13. All three of these ASUs are effective beginning January 1, 2020. The standards will require a modified retrospective approach, with early adoption permitted during the first quarter of 2019. The Company does not believe that the adoptions of ASU No. 2016-13, ASU No. 2018-19 and ASU No. 2019-11 will have a material impact on its consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$601,181	$611,993
Buildings and improvements	2,950,534	2,983,308
Furniture, fixtures and equipment	506,754	486,441
Intangible assets	32,610	56,021
Franchise fees	743	778
Construction in progress	40,639	60,744
Investment in hotel properties, gross	4,132,461	4,199,285
Accumulated depreciation and amortization	(1,260,108)	(1,168,287)
Investment in hotel properties, net	$2,872,353	$3,030,998

In 2019, the Company recorded an impairment loss of $24.7 million on the Renaissance Harborplace (see Note 5).

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2019	2018
Easement/Element agreements (1)	$28,163	$28,163
Ground lease/airspace agreements (2)	3,486	25,585
In-place lease agreements (3)	—	1,312
Below market management agreement (4)	961	961
	32,610	56,021
Accumulated amortization	(685)	(5,132)
	$31,925	$50,889

Amortization expense on these intangible assets for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018	2017
Ground lease/airspace agreements (2)	$—	$255	$255
In-place lease agreements (3)	35	237	276
Below market management agreement (4)	91	91	299
Advanced bookings (5)	—	1,201	2,340
Above market lease agreements (6)	—	8	16
	$126	$1,792	$3,186
(1)	The Easement/Element agreements as of both December 31, 2019 and 2018 consisted of an easement at the Hilton Times Square, and the exclusive perpetual rights to certain space at the Renaissance Washington DC (the “Element”), both of which were valued at fair value at the date of acquisition. The agreements have indefinite useful lives, and, therefore, are not amortized. These non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.
(2)	Ground lease/airspace agreements as of December 31, 2019 included airspace agreements at both the Renaissance Harborplace and the Oceans Edge Resort & Marina. The airspace assets at the Renaissance Harborplace and the Oceans Edge Resort & Marina were both valued at fair value at the dates of acquisition, and both have indefinite useful lives and are not amortized. As part of the total impairment loss recorded on the Renaissance Harborplace in 2019 (see Note 5), the Company wrote down the carrying amount of the hotel’s airspace agreement by $0.5 million to reduce the asset down to its fair market value. As of December 31, 2018, ground lease/airspace agreements also included a ground lease agreement at the Hilton Times Square, which was valued at fair value at the date of acquisition. Upon adoption of ASU No. 2016-02 on January 1, 2019, the remaining $18.4 million balance of the agreement was reclassified to operating lease right-of-use assets, net in the Company’s consolidated balance sheet (see Note 2). Prior to its reclassification, the agreement was amortized using the straight-line method over its remaining non-cancelable lease term, and the amortization expense was included in property tax, ground lease and insurance expense in the Company’s consolidated statements of operations.
(3)	Prior to being fully amortized in July 2019, in-place lease agreements included agreements at the Hilton San Diego Bayfront, the Hyatt Regency San Francisco and the Wailea Beach Resort. Prior to being fully amortized in July 2018, in-place lease agreements also included agreements at the Oceans Edge Resort & Marina. The agreements were valued at fair value at the dates of acquisition, and were amortized using the straight-line method over the remaining non-cancelable terms of the related agreements. The amortization expense for the agreements was included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(4)	The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is amortized using the straight-line method over the remaining non-cancelable term, and will be fully amortized in December 2022. Prior to being fully amortized in July 2017, the agreement also contained a component related to the potential management of a future hotel, which was amortized using the straight-line method over the remaining non-cancelable term. The amortization expense for the agreement is included in other property-level expenses in the Company’s consolidated statements of operations.
(5)	Prior to being fully amortized in July 2018, advanced bookings consisted of advance deposits related to the purchases of the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Resort. The contractual advanced hotel bookings were recorded at a discounted present value based on estimated collectability, and were amortized using the straight-line method over the periods the amounts were expected to be collected. The amortization expense for contractual advanced hotel bookings was included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(6)	Prior to being fully amortized in July 2018 and February 2017, the above market lease agreements consisted of favorable tenant leases at the Hyatt Regency San Francisco and the Hilton New Orleans St. Charles, respectively. The agreements were valued at fair value at the dates of acquisition, and amortized using the straight-line method over the remaining non-cancelable term of the related agreements. The amortization expense for the agreements was included in other operating revenue in the Company’s consolidated statements of operations.

4. Disposals and Discontinued Operations

Disposals - 2019

The Company sold the Courtyard by Marriott Los Angeles, located in California, in October 2019, for net proceeds of $49.5 million, recording a net gain of $42.9 million on the sale. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

Disposals - 2018

The Company sold the Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, in January 2018, the Hyatt Regency Newport Beach, located in California, in July 2018, the Marriott Houston and the Hilton North Houston (the “Houston hotels”), located in Texas, in October 2018 and the Marriott Tysons Corner, located in Virginia, in December 2018. None of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, none of these hotels qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds	Net Gain
Marriott Philadelphia and Marriott Quincy	$136,983	$15,659
Hyatt Regency Newport Beach	94,043	53,128
Houston hotels	32,421	336
Marriott Tysons Corner	84,526	47,838
	$347,973	$116,961

Disposals - 2017

The Company sold the Fairmont Newport Beach, located in California, in February 2017, and the Marriott Park City, located in Utah, in June 2017. Neither sale represented a strategic shift that had a major impact on the Company’s business plan or its primarily markets; therefore, neither of these hotels qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds	Net Gain
Fairmont Newport Beach	$122,832	$44,285
Marriott Park City	27,026	1,189
	$149,858	$45,474

The following table provides summary results of operations for the hotels sold in 2019, 2018 and 2017, which are included in continuing operations for their respective ownership periods (in thousands):

	2019	2018	2017
Total revenues	$10,422	$79,627	$168,375

Income before income taxes and discontinued operations (1)	$2,044	$11,190	$19,811

Gain on sale of assets	$42,935	$116,961	$45,474
(1)	Income before income taxes and discontinued operations does not include the gain recognized on the hotel sales.

Discontinued Operations

In 2017, the Company recognized an additional $7.0 million gain related to its 2013 sale of four hotels and a laundry facility located in Rochester, Minnesota.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2019 and 2018, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2019 and 2018, the Company measured its interest rate derivatives at fair value on a recurring basis. Prior to the Company’s collateral assignment release in August 2019, the Company also measured a life insurance policy and a related retirement benefit agreement at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which were for a former Company associate, were valued using Level 2 measurements.

During the fourth quarter of 2019, the Company reviewed the operational performance and management’s estimated hold period for the Renaissance Harborplace. During this review, the Company identified indicators of impairment related to declining demand trends at both the hotel and in the Baltimore market, along with management’s plan for the hotel’s estimated hold period. These indicators were significant so that, in accordance with the Company’s policy, the Company prepared an estimate of the future undiscounted cash flows expected to be generated by the hotel during its anticipated holding period, using assumptions for forecasted revenue and operating expenses as well as the estimated market value of the hotel. Based on this analysis, the Company concluded the hotel should be impaired as the estimated future undiscounted cash flows were less than the hotel’s carrying value.

To determine the impairment loss to be recognized, the Company applied Level 3 measurements to estimate the fair value of the hotel, using a discounted cash flow analysis, taking into account the hotel’s expected cash flow and its estimated market value based upon the hotel’s anticipated holding period. The Company concluded that the hotel’s estimated fair value was less than its carrying value, resulting in the Company recording an impairment charge of $24.7 million, which is included in impairment loss on the Company’s consolidated statements of operations for the year ended December 31, 2019.

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

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2019:
Renaissance Harborplace	$96,725	$—	$—	$96,725
Total assets measured at fair value at December 31, 2019	$96,725	$—	$—	$96,725

December 31, 2018:
Interest rate swap derivatives	$4,789	$—	$4,789	$—
Life insurance policy (1)	386	—	386	—
Total assets measured at fair value at December 31, 2018	$5,175	$—	$5,175	$—
(1)	Prior to the Company’s collateral assignment release in August 2019, the split life insurance policy was for a former Company associate. As of December 31, 2018, the amount was included in other assets, net on the accompanying consolidated balance sheet.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2019:
Interest rate swap derivatives	$1,081	$—	$1,081	$—
Total liabilities measured at fair value at December 31, 2019	$1,081	$—	$1,081	$—

December 31, 2018:
Retirement benefit agreement (1)	$386	$—	$386	$—
Total liabilities measured at fair value at December 31, 2018	$386	$—	$386	$—
(1)	Prior to the Company’s collateral assignment release in August 2019, the retirement benefit agreement was for a former Company associate. As of December 31, 2018, the amount was included in accrued payroll and employee benefits in the accompanying consolidated balance sheet.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at December 31, 2019 and 2018 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount	2019		2018
Hilton San Diego Bayfront	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$ N/A	$	N/A	$—
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000		—	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000		(132)	2,521
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000		(949)	2,268
								$(1,081)	$4,789
(1)	The fair values of both swap agreements are included in other liabilities and other assets, net on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	2019	2018	2017
Noncash interest on derivatives	$5,870	$(1,395)	$(1,520)

Fair Value of Debt

As of December 31, 2019 and 2018, 77.4% and 77.6%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$974,863	$976,012	$982,828	$971,082
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Property and equipment, net	$7,642	$8,426
Goodwill	—	990
Deferred rent on straight-lined third-party tenant leases	3,542	3,177
Deferred income tax assets, net	7,415	8,407
Interest rate derivatives	—	4,789
Other receivables	2,984	3,209
Other	307	819
Total other assets, net	$21,890	$29,817

7. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31,
	2019	2018
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both December 31, 2019 and 2018.	$329,863	$337,828
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; initial maturity in December 2020 with three one-year extensions, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 2.941%. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.203%. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$974,863	$982,828

Current portion of notes payable	$83,975	$7,804
Less: current portion of deferred financing costs	(1,866)	(1,966)
Carrying value of current portion of notes payable	$82,109	$5,838

Notes payable, less current portion	$890,888	$975,024
Less: long-term portion of deferred financing costs	(1,934)	(3,799)
Carrying value of notes payable, less current portion	$888,954	$971,225

Aggregate future principal maturities and amortization of notes payable at December 31, 2019, are as follows (in thousands):

2020	$83,975	(1)
2021	111,247
2022	88,446
2023	323,593	(1)
2024	75,615
Thereafter	291,987
Total	$974,863
(1)	Reflects the intended exercise of all three available one-year options to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2020 to December 2023.

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

Deferred Financing Costs and Losses on Extinguishment of Debt

Deferred financing costs and loss on extinguishment of debt for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018 (1)	2017 (2)
Payments of deferred financing costs	$—	$4,012	$3,537

Loss on extinguishment of debt	$—	$835	$824
(1)	During 2018, the Company paid a total of $4.0 million in deferred financing costs and incurred a loss on extinguishment of debt totaling $0.8 million related to its credit facility amendment and extension and term loans repricing.
(2)	During 2017, the Company paid a total of $3.5 million in deferred financing costs related to its new $220.0 million loan secured by the Hilton San Diego Bayfront, its Senior Notes and its credit facility. In addition, during 2017, the Company incurred a loss on extinguishment of debt totaling $0.8 million related to its 2017 debt repayment and refinancing.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligations for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Interest expense on debt and finance lease obligations	$45,381	$45,933	$46,251
Noncash interest on derivatives and finance lease obligations, net	6,051	(1,190)	3,106
Amortization of deferred financing costs	2,791	2,947	2,409
Total interest expense	$54,223	$47,690	$51,766

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Property, sales and use taxes payable	$16,074	$15,684
Accrued interest	6,735	7,306
Advance deposits	18,001	16,711
Management fees payable	1,527	1,142
Other	4,618	4,119
Total other current liabilities	$46,955	$44,962

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred revenue	$5,225	$5,017
Deferred rent	—	12,986
Deferred property taxes payable (1)	8,887	9,284
Interest rate derivatives	1,081	—
Other	2,943	3,416
Total other liabilities	$18,136	$30,703
(1)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts are currently considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program, and will be paid beginning in 2020 through 2029.

9. Leases

Lessee Accounting

The Company has both finance and operating leases for ground, building, office and airspace leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (in thousands):

December 31,
2019
Finance Lease:
Right-of-use asset, net (buildings and improvements)	$58,799
Accumulated depreciation	(11,147)
Right-of-use asset, net	$47,652

Accounts payable and accrued expenses	$1
Lease obligations, less current portion	15,570
Total lease obligation	$15,571

Remaining lease term	78 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net	$60,629

Accounts payable and accrued expenses	$4,743
Lease obligations, less current portion	49,691
Total lease obligations	$54,434

Weighted average remaining lease term	25 years
Weighted average discount rate	5.4%

The components of lease expense were as follows (in thousands):

2019
Finance lease cost:
Amortization of right-of-use asset	$1,470
Interest on lease obligations (1)	2,357
Total finance lease cost	$3,827

Operating lease cost (2)	$13,056
(1)	Interest on lease obligations includes interest expense of $1.0 million on the Courtyard by Marriott Los Angeles’s finance lease obligation before the hotel’s sale in October 2019 (see Note 4).
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds. During the year ended December 31, 2019, the Company recorded $6.1 million in percentage rent related to its operating leases.

Supplemental cash flow information related to leases was as follows (in thousands):

2019
Operating cash flows used for operating leases	$7,238

Changes in operating lease right-of-use assets	$3,447
Changes in operating lease obligations	(4,229)
Changes in operating lease right-of-use assets and lease obligations, net	$(782)

Operating right-of-use assets obtained in exchange for operating lease obligations	$45,677

Future maturities of the Company’s finance and operating lease obligations at December 31, 2019 were as follows (in thousands):

	Finance Lease	Operating Leases
2020	$1,403	$7,519
2021	1,403	7,570
2022	1,403	7,622
2023	1,403	7,676
2024	1,403	7,732
Thereafter	102,400	73,983
Total lease payments	109,415	112,102
Less: interest (1)	(93,844)	(57,668)
Present value of lease obligations	$15,571	$54,434
(1)	Calculated using the appropriate discount rate for each lease.

Total rent expense incurred pursuant to ground, building and air operating lease agreements was $14.3 million and $15.3 million in 2018 and 2017, respectively.

Prior to the Company’s adoption of the new leases standard, as of December 31, 2018, capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

December 31,
2018
Gross capital lease asset - buildings and improvements	$58,799
Gross capital lease asset - land	6,605
Gross capital lease assets	65,404
Accumulated depreciation	(9,677)
Net capital lease assets	55,727

Prior to the Company’s adoption of the new leases standard, as of December 31, 2018, future minimum undiscounted operating lease payments, along with the present value of net future capital lease payments were as follows (in thousands):

Operating Leases
2019	$8,159
2020	8,441
2021	8,486
2022	8,531
2023	8,576
Thereafter	159,190
Total operating lease payments	$201,383

Capital Leases
2019	$2,357
2020	2,357
2021	2,389
2022	2,453
2023	2,453
Thereafter	136,220
Total capital lease payments	148,229
Less: interest (1)	(121,219)
Present value of capital lease payments	$27,010
(1)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

Lessor Accounting

During the year ended December 31, 2019, the Company recognized $10.8 million in lease-related revenue, which is included in other operating revenue on the Company’s consolidated statement of operations.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforward	$2,875	$3,711
Other reserves	1,090	1,052
State taxes and other	3,322	3,168
Depreciation	492	476
Total deferred tax assets	7,779	8,407

Deferred Tax Liabilities:
Amortization	(38)	(53)
Deferred revenue	(284)	(213)
Other	(42)	(38)
Total deferred tax liabilities	(364)	(304)

Deferred tax assets, net	$7,415	$8,103

At December 31, 2019 and 2018, the net operating loss carryforwards for federal income tax purposes totaled approximately $10.2 million and $15.3 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2032.

The Company’s income tax benefit (provision), net was included in the consolidated statements of operations as follows (in thousands):

	2019	2018	2017
Current:
Federal	$790	$4	$(298)
State	49	(639)	(1,162)
Current income tax benefit (provision), net	839	(635)	(1,460)

Deferred:
Federal	(1,112)	(365)	(5,591)
State	424	(767)	(442)
Change in valuation allowance	—	—	15,268
Deferred income tax (provision) benefit, net	(688)	(1,132)	9,235

Income tax benefit (provision), net	$151	$(1,767)	$7,775

The differences between the income tax benefit (provision) calculated at the statutory U.S. federal income tax rate of 21% (35% prior to 2018) and the actual income tax benefit (provision), net recorded for continuing operations were as follows (in thousands):

	2019	2018	2017
Expected federal tax expense at statutory rate	$(29,955)	$(54,773)	$(46,998)
Tax impact of REIT election	29,810	54,779	43,237
Expected tax (provision) benefit of TRS	(145)	6	(3,761)

State income tax benefit (provision), net of federal benefit	335	(606)	(318)
Change in valuation allowance	—	—	14,340
Other permanent items	562	(1,167)	(381)
AMT credit (refund) receivable	(601)	—	1,421
Effect of rate change	—	—	(3,526)
Income tax benefit (provision), net	$151	$(1,767)	$7,775

The Company’s tax years from 2015 to 2018 will remain open to examination by the federal and state authorities for three and four years, respectively.

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

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2019, 2018 and 2017, distributions paid per share were characterized as follows (unaudited):

	2019 (1)		2018 (1)		2017
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.606	81.84%	$0.634	91.89%	$0.554	75.95%
Capital gain	0.134	18.16	0.056	8.11	0.176	24.05
Return of capital	—	—	—	—	—	—
Total	$0.740	100%	$0.690	100%	$0.730	100%

Preferred Stock — Series E
Ordinary income	$1.422	81.84%	$1.597	91.89%	$1.320	75.95%
Capital gain	0.316	18.16	0.141	8.11	0.418	24.05
Return of capital	—	—	—	—	—	—
Total	$1.738	100%	$1.738	100%	$1.738	100%

Preferred Stock — Series F
Ordinary income	$1.320	81.84%	$1.482	91.89%	$1.225	75.95%
Capital gain	0.293	18.16	0.131	8.11	0.388	24.05
Return of capital	—	—	—	—	—	—
Total	$1.613	100%	$1.613	100%	$1.613	100%
(1)	Ordinary income in both 2019 and 2018 qualifies for Section 199A treatment per the TCJA.

11. Stockholders’ Equity

Series E Cumulative Redeemable Preferred Stock

In March 2016, the Company issued 4,600,000 shares of its Series E preferred stock with a liquidation preference of $25.00 per share. On or after March 11, 2021, the Series E preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series E preferred stock, holders of the Series E preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its Series F preferred stock with a liquidation preference of $25.00 per share. On or after May 17, 2021, the Series F preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series F preferred stock, holders of the Series F preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

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

During 2018, the Company received gross proceeds of $45.1 million, and paid $0.8 million in costs, from the issuance of 2,590,854 shares of its common stock in connection with the ATM Agreements. No shares of common stock were issued under the ATM Agreements during 2019, and as of December 31, 2019, the Company has $175.5 million available for sale under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. During 2019, the Company repurchased 3,783,936 shares of its common stock for $50.1 million, including fees and commissions, leaving approximately $250.0 million of remaining authorized capacity under the program. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Dividends and Distributions

The Company declared dividends per share on its Series E preferred stock and Series F preferred stock, along with distributions per share on its common stock during 2019, 2018 and 2017 as follows:

	2019	2018	2017
Series E preferred stock	$1.7375	$1.7375	$1.7375
Series F preferred stock	$1.6125	$1.6125	$1.6125
Common stock	$0.7400	$0.6900	$0.7300

12. Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees awards that may be made in the form of incentive or nonqualified stock options, restricted shares or units, performance shares or units, share appreciation rights, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 3,721,962 shares remain available for future issuance as of December 31, 2019. At December 31, 2019, there were no stock options, restricted units, performance shares or units, or share appreciation rights issued or outstanding under the LTIP.

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

The Company’s amortization expense and forfeitures related to restricted shares for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Amortization expense, including forfeitures	$9,313	$9,007	$8,042

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. During both 2019 and 2018, these capitalized costs totaled $0.4 million. During 2017, these capitalized costs totaled $0.5 million.

The following is a summary of non-vested restricted stock grant activity:

	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,177,760	$14.89	1,175,049	$14.12	1,095,908	$13.36
Granted	701,754	$14.35	617,595	$15.84	654,266	$15.11
Vested	(657,732)	$14.32	(602,091)	$14.37	(541,827)	$13.78
Forfeited	(3,932)	$15.48	(12,793)	$14.39	(33,298)	$14.10
Outstanding at end of year	1,217,850	$14.88	1,177,760	$14.89	1,175,049	$14.12

As of December 31, 2019, $9.9 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 21 months.

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

Total basic management and incentive management fees incurred by the Company during the years ended December 31, 2019, 2018 and 2017 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2019	2018	2017
Basic management fees	$31,061	$31,947	$33,318
Incentive management fees	8,005	7,169	6,301
Total basic and incentive management fees	$39,066	$39,116	$39,619

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotels. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. The license and franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require the Company to make significant expenditures for capital improvements.

Total license and franchise fees incurred by the Company during the years ended December 31, 2019, 2018 and 2017 were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2019	2018	2017
Franchise assessments (1)	$24,389	$25,966	$26,902
Franchise royalties	7,876	9,457	9,779
Total franchise costs	$32,265	$35,423	$36,681
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At December 31, 2019, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at December 31, 2019 totaled $47.6 million.

Employment Agreements

As of December 31, 2019, the Company had employment agreements with certain executive employees, which expire March 31, 2020, and automatically renew for successive one-year periods, absent written notice by either party. The terms of the agreements stipulate payments of base salaries and bonuses. The Company’s approximate minimum future obligations under employment agreements through their expiration dates totaled $0.7 million as of December 31, 2019.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2019, 2018 and 2017, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.4 million in 2019, $1.6 million in 2018 and $1.5 million in 2017.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2019, approximately 32.8% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, the greater Washington DC area, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of December 31, 2019, 15 of the 20 Hotels were geographically concentrated as follows:

		Percentage of	Total 2019
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	30%	33%
Florida	2	9%	10%
Greater Washington DC area	2	13%	11%
Hawaii	1	5%	11%
Illinois	3	11%	7%
Massachusetts	2	14%	15%

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

At December 31, 2019, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2019.

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

14. Quarterly Operating Results (Unaudited)

The Company’s consolidated quarterly results for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$257,680	$302,896	$281,639	$272,952
Total operating expenses	233,474	243,297	239,346	261,677
Operating income	$24,206	$59,599	$42,293	$11,275
Net income	$17,916	$45,918	$33,545	$45,414
Income attributable to common stockholders	$13,110	$40,756	$27,829	$41,208
Income attributable to common stockholders per share — basic and diluted	$0.06	$0.18	$0.12	$0.18

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$271,446	$317,447	$289,308	$280,852
Total operating expenses	245,005	255,592	241,220	235,346
Operating income	$26,441	$61,855	$48,088	$45,506
Net income	$38,455	$51,262	$91,586	$77,756
Income attributable to common stockholders	$32,809	$45,681	$86,002	$73,123
Income attributable to common stockholders per share — basic and diluted	$0.15	$0.20	$0.38	$0.32

Income attributable to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

15. Subsequent Events

In February 2020, the Company’s board of directors authorized an increase to the Company’s stock repurchase program to acquire up to $500.0 million of common and preferred stock. The authorization has no stated expiration date. In addition, the board of directors reauthorized the Company’s ATM Agreements, or new similar agreements, allowing the Company to issue common stock up to an aggregate offering amount of $300.0 million. The Company has not yet amended the existing ATM Agreements or entered into new similar agreements providing for such increased capacity, and will do so if and when the Company’s management determines it appropriate. The reauthorization has no stated expiration date.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2019 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$121,435	$58,527	$292,024	$350,551	$68,966	2013	5-35
Embassy Suites Chicago	—		79	46,886	6,348	24,117	6,427	71,003	77,430	36,438	2002	5-35
Embassy Suites La Jolla	59,213		27,900	70,450	—	16,930	27,900	87,380	115,280	37,961	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	10,339	14,040	76,689	90,729	12,839	2012	5-50
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	9,934	3,698	63,512	67,210	9,700	2013	5-35
Hilton San Diego Bayfront	220,000		—	424,992	—	22,830	—	447,822	447,822	71,541	2011	5-57
Hilton Times Square	77,686		—	221,488	—	32,429	—	253,917	253,917	115,477	2006	5-35
Hyatt Centric Chicago Magnificent Mile	—	(2)	—	91,964	—	(39,003)	—	52,961	52,961	18,800	2012	5-40
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	56,198	116,140	187,628	303,768	51,226	2013	5-35
JW Marriott New Orleans	81,885		—	73,420	15,147	37,658	15,147	111,078	126,225	24,273	2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	70,980	51,598	241,218	292,816	92,672	2007	5-35
Marriott Portland	—	(2)	5,341	20,705	—	8,132	5,341	28,837	34,178	16,338	2000	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	108,342	119,707	302,479	422,186	48,009	2014	5-40
Oceans Edge Resort & Marina	—	(2)	92,510	74,361	704	1,832	93,214	76,193	169,407	5,309	2017	5-40
Renaissance Harborplace	—	(2)	25,085	102,707	(4,911)	13,002	20,174	115,709	135,883	48,527	2005	5-35
Renaissance Los Angeles Airport	—	(2)	7,800	52,506	—	19,317	7,800	71,823	79,623	27,674	2007	5-35
Renaissance Long Beach	—	(2)	10,437	37,300	—	27,088	10,437	64,388	74,825	26,888	2005	5-35
Renaissance Orlando at SeaWorld ®	—	(2)	—	119,733	30,717	65,394	30,717	185,127	215,844	76,553	2005	5-35
Renaissance Washington DC	111,079		14,563	132,800	—	47,342	14,563	180,142	194,705	84,351	2005	5-35
Renaissance Westchester	—	(2)	5,751	17,069	—	23,535	5,751	40,604	46,355	14,836	2010	5-35
	$549,863		$553,176	$2,272,703	$48,005	$677,831	$601,181	$2,950,534	$3,551,715	$888,378
(1)	The aggregate cost of properties for federal income tax purposes is approximately $4.1 billion (unaudited) at December 31, 2019.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2019, the Company has no outstanding indebtedness under its credit facility.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2019	2018	2017

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,595,301	$3,654,623	$3,667,466
Additions during year:
Acquisitions	704	15,147	166,871
Improvements	78,579	96,481	91,067
Impairment loss	(34,888)	(1,797)	(67,345)
Changes in reporting presentation	(58,799)	171,675	(53,047)
Dispositions	(29,182)	(340,828)	(150,389)
Balance at the end of the year	$3,551,715	$3,595,301	$3,654,623
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$815,628	$776,077	$803,913
Depreciation	107,949	108,175	112,176
Changes in reporting presentation	(22,249)	56,872	(87,427)
Retirement	(12,950)	(125,496)	(52,585)
Balance at the end of the year	$888,378	$815,628	$776,077