Form 10-Q
period 2020-03-31
Sunstone Hotel Investors, Inc.
filed 2020-05-11
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 215,635,550 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$847,445	$816,857
Restricted cash	53,485	48,116
Accounts receivable, net	23,134	35,209
Prepaid expenses and other current assets	14,192	13,550
Total current assets	938,256	913,732
Investment in hotel properties, net	2,756,412	2,872,353
Finance lease right-of-use asset, net	47,284	47,652
Operating lease right-of-use assets, net	41,198	60,629
Deferred financing costs, net	2,511	2,718
Other assets, net	13,879	21,890
Total assets	$3,799,540	$3,918,974
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,072	$35,614
Accrued payroll and employee benefits	17,142	25,002
Dividends and distributions payable	13,984	135,872
Other current liabilities	33,831	46,955
Current portion of notes payable, net	82,189	82,109
Total current liabilities	186,218	325,552
Notes payable, less current portion, net	1,187,468	888,954
Finance lease obligation, less current portion	15,570	15,570
Operating lease obligations, less current portion	48,460	49,691
Other liabilities	24,818	18,136
Total liabilities	1,462,534	1,297,903
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 215,541,134 shares issued and outstanding at March 31, 2020 and 224,855,351 shares issued and outstanding at December 31, 2019	2,155	2,249
Additional paid in capital	2,578,445	2,683,913
Retained earnings	1,156,394	1,318,455
Cumulative dividends and distributions	(1,633,763)	(1,619,779)
Total stockholders’ equity	2,293,231	2,574,838
Noncontrolling interest in consolidated joint venture	43,775	46,233
Total equity	2,337,006	2,621,071
Total liabilities and equity	$3,799,540	$3,918,974

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Room	$127,400	$171,858
Food and beverage	47,990	69,113
Other operating	15,822	16,709
Total revenues	191,212	257,680
OPERATING EXPENSES
Room	44,245	48,246
Food and beverage	41,760	46,822
Other operating	3,764	3,965
Advertising and promotion	12,462	13,564
Repairs and maintenance	10,049	10,282
Utilities	5,842	6,665
Franchise costs	5,336	6,839
Property tax, ground lease and insurance	20,051	20,348
Other property-level expenses	28,845	32,840
Corporate overhead	7,394	7,516
Depreciation and amortization	36,746	36,387
Impairment losses	115,366	—
Total operating expenses	331,860	233,474
Interest and other income	2,306	4,924
Interest expense	(17,507)	(14,326)
(Loss) income before income taxes	(155,849)	14,804
Income tax (provision) benefit, net	(6,670)	3,112
NET (LOSS) INCOME	(162,519)	17,916
Loss (income) from consolidated joint venture attributable to noncontrolling interest	458	(1,599)
Preferred stock dividends	(3,207)	(3,207)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(165,268)	$13,110

Basic and diluted per share amounts:
Basic and diluted (loss) income attributable to common stockholders per common share	$(0.75)	$0.06
Basic and diluted weighted average common shares outstanding	221,036	227,219

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2019 (audited)	4,600,000	$115,000	3,000,000	$75,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071
Amortization of deferred stock compensation	—	—	—	—	—	—	2,324	—	—	—	2,324
Issuance of restricted common stock, net	—	—	—	—	456,219	4	(3,996)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	—	—	(355)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Repurchases of outstanding common stock	—	—	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	—	—	(162,061)	—	(458)	(162,519)
Balance at March 31, 2020	4,600,000	$115,000	3,000,000	$75,000	215,541,134	$2,155	$2,578,445	$1,156,394	$(1,633,763)	$43,775	$2,337,006

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

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(162,519)	$17,916
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	318	180
Noncash interest on derivatives and finance lease obligations, net	6,080	2,119
Depreciation	36,736	36,345
Amortization of franchise fees and other intangibles	10	42
Amortization of deferred financing costs	699	698
Amortization of deferred stock compensation	2,207	2,122
Impairment losses	115,366	—
Deferred income taxes, net	7,415	(3,284)
Changes in operating assets and liabilities:
Accounts receivable	11,757	(8,642)
Prepaid expenses and other assets	(247)	(2,131)
Accounts payable and other liabilities	(12,226)	(5,837)
Accrued payroll and employee benefits	(7,860)	(7,937)
Operating lease right-of-use assets and obligations	(261)	(19)
Net cash (used in) provided by operating activities	(2,525)	31,572
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition deposit	3,500	—
Acquisition of hotel property	(346)	—
Renovations and additions to hotel properties and other assets	(17,016)	(24,520)
Net cash used in investing activities	(13,862)	(24,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(103,894)	—
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payments on notes payable	(1,898)	(1,834)
Dividends and distributions paid	(135,872)	(126,461)
Distributions to noncontrolling interest	(2,000)	(1,950)
Net cash provided by (used in) financing activities	52,344	(134,680)
Net increase (decrease) in cash and cash equivalents and restricted cash	35,957	(127,628)
Cash and cash equivalents and restricted cash, beginning of period	864,973	862,369
Cash and cash equivalents and restricted cash, end of period	$900,930	$734,741

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$847,445	$683,995
Restricted cash	53,485	50,746
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$900,930	$734,741

The Company paid the following amounts for interest and income taxes, during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$13,091	$14,292
Cash paid for income taxes, net	$77	$137

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Accrued renovations and additions to hotel properties and other assets	$9,382	$11,639
Amortization of deferred stock compensation — construction activities	$117	$99
Dividends and distributions payable	$13,984	$14,636

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

As of March 31, 2020, the Company had interests in 20 hotels (the “20 Hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	8
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of March 31, 2020	20

The novel coronavirus (“COVID-19”) global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt the Company’s business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, are subject to mandatory shelter-in-place orders, which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes.

In response to the COVID-19 pandemic, the Company temporarily suspended operations at the following 11 hotels during March 2020:

Hotel	Suspension Date
Marriott Boston Long Wharf	March 12, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020
Hyatt Regency San Francisco	March 22, 2020
Oceans Edge Resort & Marina	March 22, 2020
Hilton San Diego Bayfront	March 23, 2020
Wailea Beach Resort	March 25, 2020
Renaissance Washington DC	March 26, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Marriott Portland	March 27, 2020
Hilton New Orleans St. Charles	March 28, 2020
JW Marriott New Orleans	March 28, 2020

In April 2020, the Company temporarily suspended operations at an additional three hotels (see Note 12). The Company is unable to predict when any of its hotels with temporarily suspended operations will resume their operations. The extent of the effects of the COVID-19 pandemic on the Company’s business and the hotel industry at large is significant but highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2020.

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

Basic earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards, using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(162,519)	$17,916
Loss (income) from consolidated joint venture attributable to noncontrolling interest	458	(1,599)
Preferred stock dividends	(3,207)	(3,207)
Distributions paid on unvested restricted stock compensation	(69)	(61)
Undistributed income allocated to unvested restricted stock compensation	—	(9)
Numerator for basic and diluted (loss) income attributable to common stockholders	$(165,337)	$13,040
Denominator:
Weighted average basic and diluted common shares outstanding	221,036	227,219
Basic and diluted (loss) income attributable to common stockholders per common share	$(0.75)	$0.06

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three months ended March 31, 2020 and 2019, as their inclusion would have been anti-dilutive.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, property taxes and excess hotel-generated cash that is held in an account for the benefit of a lender. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders and/or hotel managers. Restricted cash may also include earnest money received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until the sale is completed.

Investments in Hotel Properties

Investments in hotel properties, including land, buildings, furniture, fixtures and equipment (“FF&E”) and identifiable intangible assets are recorded at fair value upon acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

Depreciation expense is based on the estimated life of the Company’s assets. The life is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish the Company’s hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 40 years for buildings and improvements and three to 12 years for FF&E. Finance lease right-of-use assets other than land are depreciated using the straight-line method over the shorter of either their estimated useful life or the life of the related finance lease obligation. Intangible assets are amortized using the straight-line method over the shorter of their estimated useful life or over the length of the related agreement.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will continue to own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the appropriate discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, two hotels were impaired during the three months ended March 31, 2020 (see Note 4).

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

Finance and Operating Leases

The Company determines if a contract is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than 12 months, the Company records a right-of-use (“ROU”) asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease.

Leases are accounted for using a dual approach, classifying leases as either operating or financing based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the Company. This classification determines whether the lease expense is recognized on a straight-line basis over the term of the lease for operating leases or based on an effective interest method for finance leases.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, the operating lease right-of-use asset at one hotel was impaired during the three months ended March 31, 2020 (see Note 4).

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

At both March 31, 2020 and December 31, 2019, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Trade receivables, net (1)	$14,135	$21,201
Contract liabilities (2)	$14,650	$18,498

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three months ended March 31, 2020 and 2019, the Company recognized revenue of approximately $10.2 million and $12.9 million, respectively, related to its outstanding contract liabilities.

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

New Accounting Standards and Accounting Changes

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which replaced the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In both November 2019 and November 2018, the FASB issued codification improvements to ASU No. 2016-13, including Accounting Standards Update No. 2019-11 (“ASU No. 2019-11”) in 2019 and Accounting Standards Update No. 2018-19 (“ASU No. 2018-19”), in 2018. ASU No. 2019-11 includes an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit deteriorated assets. ASU No. 2018-19 clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of ASU No. 2016-13. The Company adopted all three of these ASUs on January 1, 2020, with no material impact on its consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net for the 20 Hotels consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Land	$600,649	$601,181
Buildings and improvements	2,800,187	2,950,534
Furniture, fixtures and equipment	496,312	506,754
Intangible assets	26,802	32,610
Franchise fees	743	743
Construction in progress	43,782	40,639
Investment in hotel properties, gross	3,968,475	4,132,461
Accumulated depreciation and amortization	(1,212,063)	(1,260,108)
Investment in hotel properties, net	$2,756,412	$2,872,353

During the first quarter of 2020, the Company wrote down its investment in hotel properties and recorded impairment losses of $89.4 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester (see Note 4). In addition, during the first quarter of 2020, the Company recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of the 20 Hotels.

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2020 and December 31, 2019, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both March 31, 2020 and December 31, 2019, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

During the first quarter of 2020, the Company identified indicators of impairment at the Hilton Times Square and the Renaissance Westchester related to deteriorating profitability exacerbated by the effects of the COVID-19 outbreak on the Company’s expected future operating cash flows. The Company prepared estimates of the future undiscounted cash flows expected to be generated by the two hotels during their anticipated holding periods, using assumptions for forecasted revenue and operating expenses as well as the estimated market values of the hotels. Based on this analysis, the Company concluded the Hilton Times Square and the Renaissance Westchester should be impaired as the estimated future undiscounted cash flows for each was less than such hotel’s carrying value.

To determine the impairment loss for the Hilton Times Square, the Company applied Level 3 measurements to estimate the fair value of the hotel, using a discounted cash flow analysis, taking into account the hotel’s expected cash flow and its estimated market value based upon a market participant’s holding period. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples. To determine the impairment loss for the Renaissance Westchester, the Company used Level 2 measurements to estimate the fair value of the hotel, using appraisal techniques to estimate its market value. The Company concluded that the estimated fair value of each hotel was less than its carrying value, resulting in the Company recording impairment charges of $107.9 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester, which are included in impairment losses on the Company’s consolidated statements of operations for the three months ended March 31, 2020. The $107.9 million impairment on the Hilton Times Square is comprised of an $89.4 million write down of the Company’s investment in hotel properties, net (see Note 3), and an $18.5 million write down of the Company’s operating lease right-of-use assets, net (see Note 8). The $5.2 million impairment on the Renaissance Westchester consisted solely of a $5.2 million write down of the Company’s investment in hotel properties, net (see Note 3).

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 31, 2020 (unaudited):
Hilton Times Square (1)	$61,261	$—	$—	$61,261
Renaissance Westchester (1)	29,500	—	29,500	—
Total assets measured at fair value at March 31, 2020	$90,761	$—	$29,500	$61,261

December 31, 2019:
Renaissance Harborplace (1)	$96,725	$—	$—	$96,725
Total assets measured at fair value at December 31, 2019	$96,725	$—	$—	$96,725

(1)	The fair market value of the Hilton Times Square is comprised of $63.5 million included in investment in hotel properties, net, $12.5 million included in operating lease right-of-use assets, net and $(14.7) million included in operating lease obligations on the Company’s consolidated balance sheets at March 31, 2020. The fair market values of the Renaissance Westchester and the Renaissance Harborplace are included in investment in hotel properties, net on the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 31, 2020 (unaudited):
Interest rate swap derivatives	$7,161	$—	$7,161	$—
Total liabilities measured at fair value at March 31, 2020	$7,161	$—	$7,161	$—

December 31, 2019:
Interest rate swap derivatives	$1,081	$—	$1,081	$—
Total liabilities measured at fair value at December 31, 2019	$1,081	$—	$1,081	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2020 (unaudited) and December 31, 2019 (in thousands):

							Estimated Fair Value of Liabilities (1)
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2020	2019
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	$—	$—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(2,706)	(132)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(4,455)	(949)
							$(7,161)	$(1,081)
(1)	The fair values of both swap agreements are included in other liabilities on the accompanying consolidated balance sheets as of both March 31, 2020 and December 31, 2019.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases to interest expense for the three months ended March 31, 2020 and 2019 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Noncash interest on derivatives	$6,080	$2,064

Fair Value of Debt

As of March 31, 2020 and December 31, 2019, 59.2% and 77.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2020 (unaudited) and December 31, 2019 were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value
Debt	$1,272,965	$1,247,507	$974,863	$976,012

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

5. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Property and equipment, net	$7,442	$7,642
Deferred rent on straight-lined third-party tenant leases	3,497	3,542
Deferred income tax assets, net (1)	—	7,415
Other receivables	2,636	2,984
Other	304	307
Total other assets, net	$13,879	$21,890
(1)	During the first quarter of 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company can no longer be assured that it will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on the Company’s hotel operations.

6. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both March 31, 2020 and December 31, 2019.	$327,965	$329,863
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; initial maturity in December 2020 with three one-year extensions, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 2.941%. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.203%. Matures in January 2023.	100,000	100,000
Unsecured credit facility requiring payments of interest only, bearing a blended rate based on a pricing grid with a range of 140 to 225 basis points over one-month LIBOR, depending on the Company's leverage ratios. Matures in April 2023. The interests of 14 hotel subsidiaries are pledged to the credit facility.	300,000	—
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$1,272,965	$974,863

Current portion of notes payable	$83,724	$83,975
Less: current portion of deferred financing costs	(1,535)	(1,866)
Carrying value of current portion of notes payable	$82,189	$82,109

Notes payable, less current portion	$1,189,241	$890,888
Less: long-term portion of deferred financing costs	(1,773)	(1,934)
Carrying value of notes payable, less current portion	$1,187,468	$888,954

In March 2020, the Company drew $300.0 million under the revolving portion of its amended credit agreement as a precautionary measure to increase the Company’s cash position and preserve financial flexibility. Pursuant to the terms of the amended credit agreement, interest is based upon one-month LIBOR plus an applicable margin determined by the Company’s ratio of net indebtedness to EBITDA. At the time of the borrowing, the applicable margin was 1.40%, resulting in an effective rate of 2.32%. The revolving portion of the amended credit agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

Following such borrowing, the Company has $200.0 million of capacity available for additional borrowing under the revolving portion of its amended credit agreement. In addition, the Company has the right to increase the revolving portion of the amended credit agreement, or to add term loans, in an amount up to $115.0 million, subject in each case, to a lender’s willingness to provide such increase or such term loans.

As of March 31, 2020, the Company was in compliance with all of its debt covenants (see Note 12).

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense on debt and finance lease obligations	$10,728	$11,509
Noncash interest on derivatives and finance lease obligations, net	6,080	2,119
Amortization of deferred financing costs	699	698
Total interest expense	$17,507	$14,326

7. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Property, sales and use taxes payable	$11,844	$16,074
Accrued interest	4,200	6,735
Advance deposits	13,899	18,001
Management fees payable	488	1,527
Other	3,400	4,618
Total other current liabilities	$33,831	$46,955

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Deferred revenue	$5,405	$5,225
Deferred property taxes payable (1)	9,162	8,887
Interest rate derivatives	7,161	1,081
Other	3,090	2,943
Total other liabilities	$24,818	$18,136

(1)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts are currently considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program, with installments due beginning in 2020 through 2029. At March 31, 2020, an additional $1.4 million of deferred property taxes payable is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

8. Leases

The Company has both finance and operating leases for ground, building, office and air leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (unaudited and in thousands):

	March 31,	December 31,
	2020	2019
Finance Lease:
Right-of-use asset, net (buildings and improvements)	$58,799	$58,799
Accumulated depreciation	(11,515)	(11,147)
Right-of-use asset, net	$47,284	$47,652

Accounts payable and accrued expenses	$1	$1
Lease obligation, less current portion	15,570	15,570
Total lease obligation	$15,571	$15,571

Remaining lease term	78 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net (1)	$41,198	$60,629

Accounts payable and accrued expenses	$4,816	$4,743
Lease obligations, less current portion	48,460	49,691
Total lease obligations	$53,276	$54,434

Weighted average remaining lease term	25 years
Weighted average discount rate	5.4%

(1)	During the first quarter of 2020, the Company wrote down its operating lease right-of-use assets, net and recorded an impairment loss of $18.5 million on the Hilton Times Square (see Note 4).

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$368	$368
Interest on lease obligations	350	644
Total finance lease cost	$718	$1,012

Operating lease cost (1)	$2,442	$3,149
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds. During the three months ended March 31, 2020 and 2019, the Company recorded $0.7 million and $1.4 million, respectively, in percentage rent related to its operating leases.

Supplemental cash flow information related to leases was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash flows used for operating leases	$1,875	$1,632

Changes in operating lease right-of-use assets	$897	$841
Changes in operating lease obligations	(1,158)	(860)
Changes in operating lease right-of-use assets and lease obligations, net	$(261)	$(19)

Operating right-of-use assets obtained in exchange for operating lease obligations	$—	$45,677

9. Stockholders’ Equity

Series E Cumulative Redeemable Preferred Stock

In March 2016, the Company issued 4,600,000 shares of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) with a liquidation preference of $25.00 per share. On or after March 11, 2021, the Series E preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series E preferred stock, holders of the Series E preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its 6.45% Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) with a liquidation preference of $25.00. On or after May 17, 2021, the Series F preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series F preferred stock, holders of the Series F preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Common Stock

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors increased the Company’s stock repurchase program to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During the three months ended March 31, 2020, the Company repurchased 9,770,081 shares of its common stock for $103.9 million, including fees and commissions, leaving approximately $400.0 million of remaining authorized capacity under the program. As of March 31, 2020, no shares of the Company’s preferred stock have been repurchased. Due to the negative impact of COVID-19 on the Company’s business, the Company has suspended its stock repurchase program in order to preserve additional liquidity. Future repurchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2020 and 2019 were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense, including forfeitures	$2,207	$2,122

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. These capitalized costs totaled $0.1 million during both the three months ended March 31, 2020 and 2019.

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

Total basic and incentive management fees incurred by the Company during the three months ended March 31, 2020 and 2019 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Basic management fees	$5,391	$7,151
Incentive management fees	—	3,152
Total basic and incentive management fees	$5,391	$10,303

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotels. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Total license and franchise fees incurred by the Company during the three months ended March 31, 2020 and 2019 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Franchise assessments (1)	$4,418	$5,295
Franchise royalties	918	1,544
Total franchise costs	$5,336	$6,839

(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At March 31, 2020, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2020 totaled $32.7 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, the greater Washington DC area, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of March 31, 2020, 15 of the 20 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	30%	32%
Florida	2	9%	9%
Greater Washington DC area	2	13%	11%
Hawaii	1	5%	12%
Illinois	3	11%	7%
Massachusetts	2	14%	15%

Other

During the first quarter of 2020, the Company accrued $10.1 million of additional wages and benefits for furloughed or laid off hotel employees as a result of the COVID-19 pandemic. The amount is included in accrued payroll and employee benefits on the Company’s consolidated balance sheet and in the appropriate employee-specific expense category on the Company’s consolidated statement of operations.

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

At March 31, 2020, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2020.

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

12. Subsequent Events

In response to the COVID-19 pandemic, the Company temporarily suspended operations at the following hotels during April 2020, bringing the total number of suspended hotels to 14:

Hotel	Suspension Date
Embassy Suites Chicago	April 1, 2020
Renaissance Westchester	April 4, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020

The Company is unable to predict when any of its hotels with temporarily suspended operations will resume their operations. While the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, the situation is rapidly evolving and the Company cannot predict how long the COVID-19 pandemic will last or what the long term impact will be on the Company’s hotel operations. As a result, the Company has experienced and continues to experience a significant negative impact on its liquidity, and could experience additional material impacts including, but not limited to, charges from potential adjustments of the carrying amount of receivables and additional asset impairment charges. The Company anticipates this will have a material impact on its business, results of operations and cash flows in 2020.

Due to COVID-19’s continued negative impact on the Company’s business throughout 2020 and possibly longer, the Company anticipates it may not meet the terms of its unsecured debt financial covenants during either the second or third quarter of 2020. The Company is currently working with its lenders and expects to obtain waivers of its covenants through the end of the first quarter of 2021. There can be no assurance that the Company will be able to obtain waivers in a timely manner, or on acceptable terms. If the Company is unable to obtain waivers on its covenants and does not meet its covenants, the lenders on the Company’s line of credit, unsecured term loans and unsecured senior notes may require the Company to repay the loans.

 The Hilton Times Square ground leases require monthly rental payments be paid to the respective landlords. The Company did not make its April 2020 rent payment, but received a deferral for such payment until October 2020. Likewise, the Company did not make its May 2020 rent payment. The Company has not yet received, and is uncertain if it will receive, a deferral for its May 2020 rent payment. Additionally, the Company has not made its May 2020 debt payment for the hotel.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2020, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	The short-term and long-term impact on our business of the novel coronavirus (COVID-19) global pandemic and the response of governments and us to the outbreak;
●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs between the U.S. and its trading partners, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic or the adverse effects of climate change, affecting the lodging and travel industry, internationally, nationally and locally;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	the ground, building or airspace leases for four of the 20 hotels we have interests in as of March 31, 2020;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants in our debt and preferred stock;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;
●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and
●	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”), which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of March 31, 2020, we had interests in 20 hotels held for investment (the “20 Hotels”), which average 531 rooms in size. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 20 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers.

COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency, which led to increased group cancellations, corporate and government travel restrictions and declining transient demand. As a result of these cancellations, restrictions and the health risks related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at some hotels. As of March 31, 2020, 11 of the 20 Hotels had temporarily suspended operations, with operations at an additional three hotels temporarily suspended as of May 8, 2020. Hotels whose operations have been temporarily suspended include the following:

Hotel	Suspension Date
Marriott Boston Long Wharf	March 12, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020
Hyatt Regency San Francisco	March 22, 2020
Oceans Edge Resort & Marina	March 22, 2020
Hilton San Diego Bayfront	March 23, 2020
Wailea Beach Resort	March 25, 2020
Renaissance Washington DC	March 26, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Marriott Portland	March 27, 2020
Hilton New Orleans St. Charles	March 28, 2020
JW Marriott New Orleans	March 28, 2020
Embassy Suites Chicago	April 1, 2020
Renaissance Westchester	April 4, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020

At the nine hotels that remained open during the entire first quarter of 2020, occupancy was greatly reduced due to the COVID-19 outbreak. As a result, we, in conjunction with our third-party managers, materially reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the closure of unoccupied floors.

The Company incurred $10.1 million of additional expenses as a result of the COVID-19 pandemic during the first quarter of 2020, related to wages and benefits for furloughed or laid off hotel employees.

In March 2020, we drew $300.0 million under the revolving portion of our amended credit agreement as a precautionary measure to increase our cash position and preserve financial flexibility. The revolving portion of the amended credit agreement matures on April 14, 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions. Following our $300.0 million draw, we have $200.0 million of capacity available for additional borrowing under the revolving portion of the amended credit agreement. As of March 31, 2020, we were in compliance with all of our debt financial covenants. It is likely COVID-19 will continue to negatively affect our business throughout 2020 and possibly longer, and, therefore, we anticipate we may not meet the terms of our unsecured debt financial covenants during either the second or third quarter of 2020. We are currently working with our unsecured lenders and expect to obtain waivers of our covenants through the end of the first quarter of 2021. We may elect to repay a portion or all of the $300.0 million outstanding on our amended credit agreement in connection with any waiver or amendment to the amended credit agreement. If we are unable to obtain waivers on our covenants and do not meet our covenants, the lenders on our line of credit, unsecured term loans and unsecured senior notes may require us to repay the loans. There can be no assurance that we will be able to obtain waivers in a timely manner or on acceptable terms. See “Liquidity and Capital Resources” below for additional details.

In response to the new economic environment resulting from the COVID-19 pandemic, we have elected a strategy of capital preservation. We deferred a portion of our planned 2020 non-essential capital improvements into our portfolio. Additionally, we expect to accelerate or initiate capital investment projects at certain hotels in order to opportunistically take advantage of the suspended operations and current demand environment to perform otherwise disruptive renovations. These projects will take place at the Marriott Portland, Renaissance Orlando at SeaWorld®, Renaissance Washington DC and the Wailea Beach Resort, and will adhere to the relevant government regulations and social distancing mandates aimed at both protecting those involved in the construction work and stemming the spread of COVID-19.

To preserve additional liquidity, we have temporarily suspended both our stock repurchase program and our common stock quarterly dividend. During the first quarter of 2020, we repurchased 9,770,081 of our common stock under our stock repurchase program at an average purchase price of $10.61 per share. Approximately $400.0 million of authorized capacity remains under our stock repurchase program. Future repurchases will depend on the effects of COVID-19 and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. On April 15, 2020, we paid our previously announced first quarter dividends and distributions which totaled $14.0 million, including $10.8 million paid to our common stockholders. At this time, we do not expect to pay a quarterly dividend on our common stock for the remainder of the year. The resumption in quarterly common dividends will be determined by our Board of Directors after considering our obligations under our various financing agreements, projected taxable income, long-term operating projections, expected capital requirements and risks affecting our business.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the anticipated waiver or amendment to our amended credit agreement, our already strong balance sheet and our low leverage will be sufficient to allow us to navigate through this crisis. We cannot, however, assure you that the assumptions we used to estimate our liquidity requirements will be correct given the impact of COVID-19 on the global market and our hotel operations is unprecedented, and as a consequence, our ability to accurately forecast is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we expect a net loss on our operations for the year ending December 31, 2020.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties and any business interruption proceeds or performance guarantee payments received.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use assets, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

●	Income tax (provision) benefit, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Loss (income) from consolidated joint venture attributable to noncontrolling interest, which includes net loss (income) attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the first quarter of 2020 and the first quarter of 2019 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of favorable and unfavorable contracts; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; the noncontrolling interest’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. During the first two months of 2020, demand remained stable, with RevPAR at the 20 Hotels declining by 0.1% due to a 0.1% decline in the average daily rate, while occupancy remained steady at 75.7% as compared to the first two months of 2019. In March 2020, however, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio. RevPAR at the 20 Hotels declined 66.8% in March 2020 as compared to March 2019, with a 5.5% decline in the average daily rate and a 5,510 basis point decline in occupancy. While it appears that the rate of new COVID-19 cases may be declining, we cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 global pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2020 and 2019, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2020	2019	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$127,400	$171,858	$(44,458)	(25.9)%
Food and beverage	47,990	69,113	(21,123)	(30.6)%
Other operating	15,822	16,709	(887)	(5.3)%
Total revenues	191,212	257,680	(66,468)	(25.8)%
OPERATING EXPENSES
Hotel operating	143,509	156,731	(13,222)	(8.4)%
Other property-level expenses	28,845	32,840	(3,995)	(12.2)%
Corporate overhead	7,394	7,516	(122)	(1.6)%
Depreciation and amortization	36,746	36,387	359	1.0%
Impairment losses	115,366	—	115,366	100.0%
Total operating expenses	331,860	233,474	98,386	42.1%
Interest and other income	2,306	4,924	(2,618)	(53.2)%
Interest expense	(17,507)	(14,326)	(3,181)	(22.2)%
(Loss) income before income taxes	(155,849)	14,804	(170,653)	(1,152.7)%
Income tax (provision) benefit, net	(6,670)	3,112	(9,782)	(314.3)%
NET (LOSS) INCOME	(162,519)	17,916	(180,435)	(1,007.1)%
Loss (income) from consolidated joint venture attributable to noncontrolling interest	458	(1,599)	2,057	128.6%
Preferred stock dividends	(3,207)	(3,207)	—	—%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(165,268)	$13,110	$(178,378)	(1,360.6)%

Operating Statistics. The following table includes comparisons of the key operating metrics for the 20 Hotels.

	Two Months Ended February 29,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
20 Hotels	75.7%	$218.95	$165.75	75.7%	$219.06	$165.83	—	bps	(0.1)%	(0.1)%

	One Month Ended March 31,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
20 Hotels	29.9%	$222.39	$66.49	85.0%	$235.39	$200.08	(5,510)	bps	(5.5)%	(66.8)%

	Three Months Ended March 31,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
20 Hotels	60.1%	$219.54	$131.94	78.9%	$225.12	$177.62	(1,880)	bps	(2.5)%	(25.7)%

Summary of Operating Results. As noted above, in March 2020, we temporarily suspended operations at 11 of the 20 Hotels, and significantly reduced operations at our remaining nine hotels, negatively affecting the year-over-year comparability of our operations. In addition, the year-over-year comparability of our operations is affected by our sale of the Courtyard by Marriott Los Angeles (the “Courtyard”) in October 2019. Due to the first quarter of 2020’s noncomparability to the first quarter of 2019, we are also presenting our portfolio’s results for January and February 2020 as compared to the same period in 2019, as we believe this comparison is more indicative of what the trend of our first quarter of 2020 results would have been as compared to the first quarter of 2019 had hotel demand not been decimated by the COVID-19 outbreak.

Room revenue. Room revenue decreased $44.5 million, or 25.9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

●	March 2020 room revenue decreased $43.8 million, or 66.7%, as compared to March 2019.
●	The sale of the Courtyard caused room revenue to decrease by $2.5 million in the first quarter of 2020 as compared to the first quarter of 2019.
●	Prior to the COVID-19 outbreak, room revenue at the 20 Hotels increased $1.8 million, or 1.8%, in January and February 2020 as compared to the same period in 2019, $1.9 million due to occupancy, slightly offset by a $0.1 million decrease in ADR. The increase in occupancy was due to the extra day contained in February 2020 due to the leap year, and to 22,011 additional transient room nights, partially offset by 13,231 fewer group room nights.

Food and beverage revenue. Food and beverage revenue decreased $21.1 million, or 30.6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

●	March 2020 food and beverage revenue decreased $18.0 million, or 72.4%, as compared to March 2019.
●	The sale of the Courtyard caused food and beverage revenue to decrease by $0.3 million in the first quarter of 2020 as compared to the first quarter of 2019.
●	Prior to the COVID-19 outbreak, food and beverage revenue at the 20 Hotels decreased $2.8 million, or 6.4%, in January and February 2020 as compared to the same period in 2019, primarily due to decreased banquet and event technology revenue at the Boston Park Plaza, Hyatt Regency San Francisco, Renaissance Orlando at SeaWorld® and the Wailea Beach Resort, resulting from a decrease in group room nights at these hotels. The decrease in banquet and event technology revenue was partially offset by an increase in outlet revenue, primarily at the Marriott Boston Long Wharf and the Wailea Beach Resort, resulting from an increase in transient room nights.

Other operating revenue. Other operating revenue decreased $0.9 million, or 5.3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

●	March 2020 other operating revenue decreased $2.4 million, or 38.8%, as compared to March 2019.
●	The sale of the Courtyard caused other operating revenue to decrease by $0.2 million in the first quarter of 2020 as compared to the first quarter of 2019.
●	Prior to the COVID-19 outbreak, other operating revenue at the 20 Hotels increased $1.8 million, or 17.7%, in January and February 2020 as compared to the same period in 2019 due to increased facility and resort fees and parking revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $13.2 million, or 8.4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

●	March 2020 hotel operating expenses decreased $14.0 million, or 26.1%, as compared to March 2019. Hotel operating expenses in March 2020 includes $7.2 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused hotel operating expenses to decrease by $1.6 million in the first quarter of 2020 as compared to the first quarter of 2019.
●	Prior to the COVID-19 outbreak, other operating expenses at the 20 Hotels increased $2.4 million, or 2.4%, in January and February 2020 as compared to the same period in 2019, primarily due to the corresponding increase in room revenue and parking revenue. In addition, hotel operating expenses increased at the 20 Hotels due to the following increased expenses: advertising and promotion due to increased general advertising expenses; repairs and maintenance due to increased payroll and related expenses, as well as increased contract and professional fees; franchise costs due to the increase in room and other operating revenue; property and liability insurance due to increased rates; and property taxes due to increased rates and assessments received at several of our hotels. These increases in other operating expenses were partially offset by decreased food and beverage expense corresponding to the decrease in food and beverage revenue and decreased utilities expense.

Other property-level expenses. Other property-level expenses decreased $4.0 million, or 12.2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

●	March 2020 other property-level expenses decreased $3.9 million, or 32.4%, as compared to March 2019. Other property-level expenses in March 2020 includes $2.9 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused other property-level expenses to decrease by $0.3 million in the first quarter of 2020 as compared to the first quarter of 2019.
●	Prior to the COVID-19 outbreak, other property-level expenses at the 20 Hotels increased $0.3 million, or 1.4%, in January and February 2020 as compared to the same period in 2019, primarily due to increased contract and professional fees, credit and collection expenses, employee relations expenses, legal fees and payroll and related expenses. These increases were partially offset by decreased incentive management fees.

Corporate overhead expense. Corporate overhead expense decreased $0.1 million, or 1.6%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due to decreased payroll and related expenses, partially offset by increased deferred stock compensation and legal fees. Excluding deferred stock compensation, corporate overhead decreased $0.2 million, or 3.9%, in the first quarter of 2020 as compared to the same period in 2019.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.4 million, or 1.0%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Depreciation and amortization expense generated by the 20 Hotels increased $0.6 million in the first quarter of 2020 as compared to the same period in 2019, due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreases due to assets at our hotels being fully depreciated.

The sale of the Courtyard caused depreciation and amortization to decrease by $0.2 million in the first quarter of 2020 as compared to the same period in 2019.

Impairment losses. Impairment losses totaled $115.4 million and zero for the three months ended March 31, 2020 and 2019, respectively. During the first quarter of 2020, we recorded impairment losses of $107.9 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester. In addition, we recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of our hotels.

Interest and other income. Interest and other income decreased $2.6 million, or 53.2%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due to a decline in interest rates. During the first quarter of 2020, we recognized $2.1 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

During the first quarter of 2019, we recognized $3.8 million in interest and miscellaneous income, $1.0 million related to an area of protection agreement with Hyatt Corporation for the Hyatt Regency San Francisco and $0.1 million in energy rebates.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense on debt and finance lease obligations	$10,728	$11,509
Noncash interest on derivatives and finance lease obligations, net	6,080	2,119
Amortization of deferred financing costs	699	698
Total interest expense	$17,507	$14,326

Interest expense increased $3.2 million, or 22.2%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the noncash changes in the fair market value of our derivatives, which caused interest expense to increase $4.0 million.

Excluding the noncash impact from changes in the fair market values of our derivatives, interest expense would have decreased $0.8 million in the first quarter of 2020 as compared to the first quarter of 2019, due to lower debt balances and lower interest on our variable rate debt, partially offset by increased interest expense on our $300.0 million draw down on our credit facility in March 2020.

Our weighted average interest rate per annum, including our variable rate debt obligations, was approximately 3.6% and 4.2% at March 31, 2020 and 2019, respectively. Approximately 59.2% and 77.6% of our outstanding notes payable had fixed interest rates at March 31, 2020 and 2019, respectively.

Income tax (provision) benefit, net. Income tax (provision) benefit, net was incurred as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Current income tax benefit (provision), net	$745	$(172)
Deferred income tax benefit	—	3,284
Change in deferred tax asset valuation allowance	(7,415)	—
Total income tax (provision) benefit, net	$(6,670)	$3,112

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the first quarter of 2020, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because, due to uncertainties regarding how long the COVID-19 outbreak will last or what the long-term impact will be on our hotel operations, we can no longer be assured that we will be able to realize these assets. The income tax provision caused by the full valuation allowance was slightly offset by a net current income tax benefit resulting from tax credits and refunds, net of combined current federal and state income tax expense.

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

Loss (income) from consolidated joint venture attributable to noncontrolling interest. Loss (income) from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled a loss of $0.5 million and income of $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

Preferred stock dividends. Preferred stock dividends totaled $3.2 million for both the three months ended March 31, 2020 and 2019.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre, excluding noncontrolling interest; FFO attributable to common stockholders; and Adjusted FFO attributable to common stockholders. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income (loss), cash flow from operations, or any other operating performance measure prescribed by

GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expenses recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile and the ground lease at the Courtyard by Marriott Los Angeles (prior to the hotel’s sale in October 2019). We determined that both of these leases are finance leases, and, therefore, we include a portion of the lease payments each month in interest expense. We adjust EBITDAre for these two finance leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our unaudited net (loss) income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(162,519)	$17,916
Operations held for investment:
Depreciation and amortization	36,746	36,387
Interest expense	17,507	14,326
Income tax provision (benefit), net	6,670	(3,112)
Impairment loss - hotel properties	113,064	—
EBITDAre	11,468	65,517

Operations held for investment:
Amortization of deferred stock compensation	2,207	2,122
Amortization of right-of-use assets and liabilities	(261)	(19)
Finance lease obligation interest — cash ground rent	(351)	(589)
Prior year property tax adjustments, net	(81)	189
Impairment loss - abandoned development costs	2,302	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	458	(1,599)
Depreciation and amortization	(804)	(639)
Interest expense	(420)	(560)
Amortization of right-of-use asset and liability	72	72
Impairment loss - abandoned development costs	(449)	—
Adjustments to EBITDAre, net	2,673	(1,023)
Adjusted EBITDAre, excluding noncontrolling interest	$14,141	$64,494

Adjusted EBITDAre, excluding noncontrolling interest decreased $50.4 million, or 78.1%, in the first quarter of 2020 as compared to the same period in 2019 primarily due to the following:

●	March 2020 Adjusted EBITDAre at the 20 Hotels decreased $46.6 million, or 149.9%, as compared to March 2019. The Company recorded $10.1 million in COVID-19-related expenses during March 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused Adjusted EBITDAre to decrease by $0.9 million in the first quarter of 2020 as compared to the first quarter of 2019.
●	Prior to the COVID-19 outbreak, Adjusted EBITDAre at the 20 Hotels decreased $2.1 million, or 5.8%, in January and February 2020 as compared to the same period in 2019.

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

The following table reconciles our unaudited net (loss) income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(162,519)	$17,916
Preferred stock dividends	(3,207)	(3,207)
Operations held for investment:
Real estate depreciation and amortization	36,122	35,770
Impairment loss - hotel properties	113,064	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	458	(1,599)
Real estate depreciation and amortization	(804)	(639)
FFO attributable to common stockholders	(16,886)	48,241

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	146	151
Noncash interest on derivatives and finance lease obligations, net	6,080	2,119
Prior year property tax adjustments, net	(81)	189
Impairment loss - abandoned development costs	2,302	—
Noncash income tax provision (benefit), net	7,415	(3,284)
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	72	72
Impairment loss - abandoned development costs	(449)	—
Adjustments to FFO attributable to common stockholders, net	15,485	(753)
Adjusted FFO attributable to common stockholders	$(1,401)	$47,488

Adjusted FFO attributable to common stockholders decreased $48.9 million, or 103.0%, in the first quarter of 2020 as compared to the same period in 2019 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our credit facility. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of assets, operating expenses, repurchases of our common stock, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2020, as compared to net cash provided of $31.6 million for the three months ended March 31, 2019. The net decrease to cash provided by operating activities during the first three months of 2020 as compared to the same period in 2019 was primarily due to the temporary suspensions and reduced operations at the 20 Hotels caused by the COVID-19 outbreak.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first three months of 2020 as compared to the first three months of 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Disposition deposit	$3,500	$—
Acquisition of hotel property	(346)	—
Renovations and additions to hotel properties and other assets	(17,016)	(24,520)
Net cash used in investing activities	$(13,862)	$(24,520)

During the first three months of 2020, we received a nonrefundable deposit of $3.5 million from a potential buyer of one of our hotels. In April 2020, the potential buyer determined it was unable to complete the transaction. This cash inflow was offset as we paid $0.3 million to purchase an additional wet boat slip at the Oceans Edge Resort & Marina and invested $17.0 million for renovations and additions to our portfolio and other assets.

During the first three months of 2019, we invested $24.5 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash provided by or used in financing activities during the first three months of 2020 as compared to the first three months of 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Repurchases of outstanding common stock	$(103,894)	$—
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payments on notes payable	(1,898)	(1,834)
Dividends and distributions paid	(135,872)	(126,461)
Distributions to noncontrolling interest	(2,000)	(1,950)
Net cash provided by (used in) financing activities	$52,344	$(134,680)

During the first three months of 2020, we drew $300.0 million from our credit facility. This cash inflow was partially offset as we paid the following: $103.9 million to repurchase 9,770,081 shares of our outstanding common stock; $4.0 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $1.9 million in principal payments on our notes payable; $135.9 million in dividends and distributions to our common and preferred stockholders; and $2.0 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

During the first three months of 2019, we paid the following: $4.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $1.8 million in principal payments on our notes payable; $126.5 million in dividends and distributions to our common and preferred stockholders; and $2.0 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Future. We believe the ongoing effects of COVID-19 on our operations will continue to have a material negative impact on our financial results and liquidity throughout the remainder of 2020 and possibly into 2021. As previously noted, operations at 14 of the 20 Hotels are currently suspended with the remainder operating at reduced capacities due to COVID-19, therefore, our traditional source of cash from operating activities has been significantly reduced. We expect our primary sources of cash will continue to be our working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that the capital markets will be available to us on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels (albeit reduced from pre-COVID-19 levels for the remainder of 2020), repayment of principal on our notes payable and our credit facility, interest expense and dividends on our preferred stock. At this time, we do not expect to pay a quarterly common stock dividend through the remainder of the year. The resumption in quarterly common dividends will be determined by our Board of Directors after considering our obligations under our various financing agreements, projected taxable income, long-term operating projections, expected capital requirements and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of a portion of our planned 2020 non-essential capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

In March 2020, we drew $300.0 million under the revolving portion of our amended credit agreement as a precautionary measure to increase our cash position and preserve financial flexibility. Pursuant to the terms of the amended credit agreement, interest is based upon one-month LIBOR plus an applicable margin determined by the Company’s ratio of net indebtedness to EBITDA. At the time of the borrowing, the applicable margin was 1.40%, resulting in an effective rate of 2.32%. The revolving portion of the amended credit agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

Following such borrowing, we have $200.0 million of capacity available for additional borrowing under the revolving portion of the amended credit agreement. In addition, we have the right to increase the revolving portion of the amended credit agreement, or to add term loans, in an amount up to $115.0 million, subject in each case, to a lender’s willingness to provide such increase or such term loans.

We are subject to various financial covenants on our credit facility, secured debt, corporate-level unsecured term loans and corporate-level unsecured senior notes. As of March 31, 2020, we were in compliance with all of our debt financial covenants. It is likely COVID-19 will continue to negatively affect our business throughout 2020 and possibly longer, and, therefore, we anticipate we may not meet the terms of our unsecured debt financial covenants during either the second or third quarter of 2020. We are currently working with our unsecured lenders and expect to obtain waivers of our covenants through the end of the first quarter of 2021. There can be no assurance that we will be able to obtain waivers in a timely manner or on acceptable terms. If we are unable to obtain waivers on our covenants and do not meet our covenants, the lenders on our line of credit, unsecured term loans and unsecured senior notes may require us to repay the loans.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the anticipated waiver or amendment to our amended credit facility, our already strong balance sheet and our low leverage, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we expect a net loss on our operations for the year ending December 31, 2020.

Cash Balance. As of March 31, 2020, our unrestricted cash balance was $847.4 million. We believe that our current unrestricted cash balance and our ability to draw the remaining $200.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at our 20 Hotels are either temporarily suspended or greatly reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. During 2019, these provisions were triggered for the loan secured by the Hilton Times Square, and, as of March 31, 2020, $1.1 million in excess cash generated by the hotel was held in a lockbox account for the benefit of the lender and included in restricted cash on our consolidated balance sheet.

Debt. As of March 31, 2020, we had $1.3 billion of consolidated debt, $900.9 million of cash and cash equivalents, including restricted cash, and total assets of $3.8 billion.

The $77.3 million mortgage secured by the Hilton Times Square matures in November 2020, and is available to be repaid without penalty beginning in August 2020. We are working with the lender to explore various options in advance of the upcoming maturity, which could include surrendering the hotel to the lender. In addition, the $220.0 million mortgage secured by the Hilton San Diego Bayfront initially matures in December 2020, but has three one-year options to extend. At this time, we intend to exercise all three of our available one-year options to extend the maturity to December 2023.

As of March 31, 2020, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020, and the $300.0 million outstanding on our credit facility, which interest is based upon LIBOR plus an applicable margin determined by the Company’s ratio of net indebtedness to EBITDA. At the time of the borrowing, the applicable margin was 1.40%, resulting in an effective rate of 2.32%. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt and the amount outstanding on our credit facility, as of March 31, 2020, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 15 unencumbered hotels (subject to certain stipulations under our unsecured term loans and unsecured senior notes), 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 15 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Portland; Oceans Edge Resort & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of March 31, 2020 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$1,272,965	$83,724	$298,949	$650,292	$240,000
Interest obligations on notes payable (2)	177,890	44,607	72,268	38,143	22,872
Finance lease obligation, including imputed interest	109,065	1,403	2,806	2,806	102,050
Operating lease obligations, including imputed interest (3)	110,228	7,532	15,218	15,435	72,043
Payments-in-lieu of taxes obligation (4)	63,405	894	1,789	1,789	58,933
Construction commitments	32,716	32,716	—	—	—
Employment obligations	2,704	2,704	—	—	—
Total	$1,768,973	$173,580	$391,030	$708,465	$495,898

(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matures in December 2020 with three one-year options to extend. At this time, we expect to exercise all three of our available one-year options to extend the maturity to December 2023.
(2)	Interest on our variable-rate debt obligations is calculated based on the variable rate at March 26, 2020 (the date our credit facility was funded) or at March 31, 2020, and includes the effect of our interest rate derivative agreements.
(3)	Operating lease obligations on one of our ground leases expiring in 2091 contains provisions for determining scheduled rent increases after April 2020 based on the fair market value of the land. We are currently negotiating with the landlord to agree on the fair market value of the land; therefore, no increased rent amounts are currently included in the above table. In addition, operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(4)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent payments are currently considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program, with installments due beginning in 2020 through 2029.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $17.0 million in our portfolio and other assets during the first three months of 2020. As of March 31, 2020, we have contractual construction commitments totaling $32.7 million for ongoing renovations. As noted above, in light of the COVID-19 global pandemic, we have elected to conserve cash by deferring a portion of our planned 2020 non-essential capital improvements into our portfolio. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of March 31, 2020, our balance sheet includes restricted cash of $47.6 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 20 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 global pandemic, some of our managers have suspended the requirement to fund into the FF&E reserves for the remainder of 2020. Additionally, some managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 outbreak and other public health concerns, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel.

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

●	Impairment of long-lived assets. Impairment losses are recorded on long-lived assets to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, our estimate of how long we will own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the appropriate discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

●	Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

As of March 31, 2020, 59.2% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $5.1 million based on the variable rate at March 31, 2020. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at March 31, 2020.

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

The Company is providing this additional risk factor to supplement the risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and results of operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel for leisure or for business, is expected to continue to impact our financial condition, results of operations, cash flows, liquidity, business plans, distributions to our common and preferred stockholders and their respective stock prices.

The COVID-19 global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, are subject to mandatory shelter-in-place orders, which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes. In response to the COVID-19 pandemic, as of May 8, 2020, we have temporarily suspended operations at 14 of the 20 Hotels. The remaining six hotels are currently operating at limited capacity with significantly reduced staffing, limited food and beverage operations and materially reduced amenity offerings. We may determine in the future that it is in the best interest of our Company, guests and employees to temporarily suspend operations at some or all of the remaining six hotels. With hotel operations temporarily suspended or reduced, we may be required to use a substantial portion of our available cash to pay hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Use of the Company’s cash will reduce the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our common and preferred stockholders. We have suspended paying dividends on our common stock in order to conserve cash. We cannot predict how long the COVID-19 pandemic will last or what the long-term impact will be on hotel operations and our cash position.

To date we have incurred, and expect to continue to incur, significant costs directly related to COVID-19. In the first quarter of 2020, we incurred $10.1 million in costs related to additional wages and benefits for furloughed or laid off hotel employees.

In March 2020, we drew $300.0 million under the revolving portion of our amended credit agreement as a precautionary measure to increase our cash position and preserve financial flexibility. We may elect to repay a portion or all of the $300.0 million outstanding on our amended credit agreement in connection with any waiver or amendment to the amended credit agreement. The revolving portion of the amended credit agreement matures on April 14, 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions. Following our $300.0 million draw, we have $200.0 million of capacity available for additional borrowing under the revolving portion of our amended credit agreement. As of March 31, 2020, we were in compliance with all of our debt financial covenants. It is likely COVID-19 will continue to negatively affect our business throughout 2020 and possibly longer, and, therefore, we anticipate we may not meet the terms of our unsecured debt financial covenants during either the second or third quarter of 2020. We are currently working with our lenders and expect to obtain waivers of the covenants on the revolving portion of our amended credit agreement, our unsecured term loans totaling $185.0 million and our unsecured senior notes totaling $240.0 million through the end of the first quarter of 2021. There can be no assurance that we will be able to obtain waivers in a timely manner or on acceptable terms. If we are unable to obtain waivers and we do not meet our covenants, the lenders on our line of credit, unsecured term loans and unsecured senior notes may require us to repay the loans. In addition, due to the suspension of operations at certain hotels and the reduced cash flows at other hotels, our mortgage loans will likely require a cash sweep be put in place, restricting the use of that cash until the cash sweep requirement is terminated. Failure to meet any financial covenants of our secured and unsecured debt would adversely affect our financial conditions and results from operations.

We are unable to predict when any of our hotels with temporarily suspended operations will resume operations. Moreover, once travel advisories and restrictions, which may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19, are lifted, travel demand may remain weak for a significant length of time as individuals may fear traveling, and we are unable to predict if and when occupancy and the average daily rate at each of the 20 Hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly, a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rate at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.

To preserve additional liquidity, we have temporarily suspended both our stock repurchase program and our common stock quarterly dividend, and deferred a portion of our portfolio’s planned first and second quarter 2020 non-essential capital improvements. We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the anticipated waiver or amendment to our amended credit agreement, our already strong balance sheet and our low leverage, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we expect a net loss on our operations for the year ending December 31, 2020.

The market price of our common stock has been and may continue to be negatively affected by the impact of the COVID-19 pandemic on our hotel operations and future earnings. The extent of the effects of the pandemic on our business and the hotel industry at large is significant but highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in Item 1A. “Risk Factors” included in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors authorized an increase to the existing 2017 stock repurchase program to acquire up to $500.0 million of the Company’s common and preferred stock. During the three months ended March 31, 2020, the Company repurchased 9,770,081 shares of its common stock for a total purchase price of $103.9 million, including fees and commissions, of which $3.7 million was repurchased under the 2017 stock repurchase program and $100.2 million was repurchased under the 2020 stock repurchase program, leaving $400.0 million remaining under the 2020 stock repurchase program. The 2020 stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs, as well as the price of the Company’s common and preferred stock.

In February 2020, the Company withheld 301,966 shares of its restricted common stock at an average market value of $13.22 per share and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2020 - January 31, 2020	—	$—	—	$250,000,000
February 1, 2020 - February 29, 2020	1,677,426	$12.49	1,375,460	$486,746,468
March 1, 2020 - March 31, 2020	8,394,621	$10.33	8,394,621	$400,000,001
Total	10,072,047	$10.69	9,770,081	$400,000,001

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 11, 2020	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)