Form 10-Q
period 2020-06-30
Sunstone Hotel Investors, Inc.
filed 2020-08-05
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 215,635,550 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$540,420	$816,857
Restricted cash	45,960	48,116
Accounts receivable, net	4,448	35,209
Prepaid expenses and other current assets	8,026	13,550
Assets held for sale	76,683	—
Total current assets	675,537	913,732
Investment in hotel properties, net	2,645,481	2,872,353
Finance lease right-of-use asset, net	46,917	47,652
Operating lease right-of-use assets, net	40,351	60,629
Deferred financing costs, net	2,305	2,718
Other assets, net	13,110	21,890
Total assets	$3,423,701	$3,918,974
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,577	$35,614
Accrued payroll and employee benefits	14,845	25,002
Dividends and distributions payable	3,207	135,872
Other current liabilities	36,500	46,955
Current portion of notes payable, net	188,757	82,109
Total current liabilities	285,886	325,552
Notes payable, less current portion, net	829,673	888,954
Finance lease obligation, less current portion	15,570	15,570
Operating lease obligations, less current portion	47,206	49,691
Other liabilities	25,374	18,136
Total liabilities	1,203,709	1,297,903
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 215,635,550 shares issued and outstanding at June 30, 2020 and 224,855,351 shares issued and outstanding at December 31, 2019	2,156	2,249
Additional paid in capital	2,581,637	2,683,913
Retained earnings	1,041,056	1,318,455
Cumulative dividends and distributions	(1,636,970)	(1,619,779)
Total stockholders’ equity	2,177,879	2,574,838
Noncontrolling interest in consolidated joint venture	42,113	46,233
Total equity	2,219,992	2,621,071
Total liabilities and equity	$3,423,701	$3,918,974

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Room	$3,869	$208,735	$131,269	$380,593
Food and beverage	213	75,704	48,203	144,817
Other operating	6,342	18,457	22,164	35,166
Total revenues	10,424	302,896	201,636	560,576
OPERATING EXPENSES
Room	7,077	51,846	51,322	100,092
Food and beverage	5,025	48,399	46,785	95,221
Other operating	1,224	4,367	4,988	8,332
Advertising and promotion	4,090	14,149	16,552	27,713
Repairs and maintenance	5,375	10,193	15,424	20,475
Utilities	3,226	6,533	9,068	13,198
Franchise costs	338	8,579	5,674	15,418
Property tax, ground lease and insurance	19,124	20,614	39,175	40,962
Other property-level expenses	8,736	34,015	37,581	66,855
Corporate overhead	8,438	8,078	15,832	15,594
Depreciation and amortization	34,539	36,524	71,285	72,911
Impairment losses	18,100	—	133,466	—
Total operating expenses	115,292	243,297	447,152	476,771
Interest and other income	306	4,811	2,612	9,735
Interest expense	(12,950)	(15,816)	(30,457)	(30,142)
(Loss) income before income taxes	(117,512)	48,594	(273,361)	63,398
Income tax benefit (provision), net	12	(2,676)	(6,658)	436
NET (LOSS) INCOME	(117,500)	45,918	(280,019)	63,834
Loss (income) from consolidated joint venture attributable to noncontrolling interest	2,162	(1,955)	2,620	(3,554)
Preferred stock dividends	(3,207)	(3,207)	(6,414)	(6,414)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(118,545)	$40,756	$(283,813)	$53,866

Basic and diluted per share amounts:
Basic and diluted (loss) income attributable to common stockholders per common share	$(0.55)	$0.18	$(1.30)	$0.24
Basic and diluted weighted average common shares outstanding	214,225	227,389	217,631	227,305

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2019 (audited)	4,600,000	$115,000	3,000,000	$75,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071
Amortization of deferred stock compensation	—	—	—	—	—	—	2,324	—	—	—	2,324
Issuance of restricted common stock, net	—	—	—	—	456,219	4	(3,996)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	—	—	(355)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Repurchases of outstanding common stock	—	—	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	—	—	(162,061)	—	(458)	(162,519)
Balance at March 31, 2020	4,600,000	115,000	3,000,000	75,000	215,541,134	2,155	2,578,445	1,156,394	(1,633,763)	43,775	2,337,006
Amortization of deferred stock compensation	—	—	—	—	—	—	3,193	—	—	—	3,193
Issuance of restricted common stock	—	—	—	—	94,416	1	(1)	—	—	—	—
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	500	500
Net loss	—	—	—	—	—	—	—	(115,338)	—	(2,162)	(117,500)
Balance at June 30, 2020	4,600,000	$115,000	3,000,000	$75,000	215,635,550	$2,156	$2,581,637	$1,041,056	$(1,636,970)	$42,113	$2,219,992

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2018 (audited)	4,600,000	$115,000	3,000,000	$75,000	228,246,247	$2,282	$2,728,684	$1,182,722	$(1,440,202)	$47,685	$2,711,171
Amortization of deferred stock compensation	—	—	—	—	—	—	2,221	—	—	—	2,221
Issuance of restricted common stock, net	—	—	—	—	345,132	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,429)	—	(11,429)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,950)	(1,950)
Net income	—	—	—	—	—	—	—	16,317	—	1,599	17,916
Balance at March 31, 2019	4,600,000	115,000	3,000,000	75,000	228,587,447	2,286	2,726,466	1,199,039	(1,454,838)	47,334	2,710,287
Amortization of deferred stock compensation	—	—	—	—	—	—	3,002	—	—	—	3,002
Issuance of restricted common stock	—	—	—	—	51,840	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,411)	—	(11,411)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(788)	(788)
Repurchases of outstanding common stock	—	—	—	—	(432,464)	(4)	(5,731)	—	—	—	(5,735)
Net income	—	—	—	—	—	—	—	43,963	—	1,955	45,918
Balance at June 30, 2019	4,600,000	$115,000	3,000,000	$75,000	228,206,823	$2,282	$2,723,737	$1,243,002	$(1,469,456)	$48,501	2,738,066

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(280,019)	$63,834
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	367	275
Noncash interest on derivatives and finance lease obligations, net	6,296	5,753
Depreciation	71,264	72,854
Amortization of franchise fees and other intangibles	21	57
Amortization of deferred financing costs	1,396	1,396
Amortization of deferred stock compensation	5,271	5,022
Impairment losses	133,466	—
Deferred income taxes, net	7,415	(636)
Changes in operating assets and liabilities:
Accounts receivable	30,394	(14,671)
Prepaid expenses and other assets	6,447	4,578
Accounts payable and other liabilities	(6,497)	2,493
Accrued payroll and employee benefits	(10,157)	(4,632)
Operating lease right-of-use assets and obligations	(593)	(270)
Net cash (used in) provided by operating activities	(34,929)	136,053
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition deposit	3,500	—
Acquisition of hotel property	(1,296)	(193)
Acquisition of intangible asset	(50)	—
Renovations and additions to hotel properties and other assets	(32,849)	(52,733)
Payment for interest rate derivative	(111)	—
Net cash used in investing activities	(30,806)	(52,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(103,894)	(5,735)
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payment on credit facility	(250,000)	—
Payments on notes payable	(3,616)	(3,789)
Dividends and distributions paid	(149,856)	(141,097)
Distributions to noncontrolling interest	(2,000)	(2,738)
Contribution from noncontrolling interest	500	—
Net cash used in financing activities	(212,858)	(157,794)
Net decrease in cash and cash equivalents and restricted cash	(278,593)	(74,667)
Cash and cash equivalents and restricted cash, beginning of period	864,973	862,369
Cash and cash equivalents and restricted cash, end of period	$586,380	$787,702

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$540,420	$741,503
Restricted cash	45,960	46,199
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$586,380	$787,702

The Company paid the following amounts for interest and income taxes, during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$20,912	$22,893
Cash paid for income taxes, net	$90	$272

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the six months ended June 30, 2020 and 2019 consisted of the following:

	Six Months Ended June 30,
	2020	2019
Accrued renovations and additions to hotel properties and other assets	$10,219	$8,977
Amortization of deferred stock compensation — construction activities	$246	$201
Dividends and distributions payable	$3,207	$14,618

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

As of June 30, 2020, the Company had interests in 20 hotels (the “20 Hotels”), one of which was considered held for sale, leaving 19 hotels (the “19 Hotels”) currently held for investment. The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	8	(1)
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of June 30, 2020	20

(1)	The Renaissance Harborplace was considered held for sale as of June 30, 2020, and subsequently sold on July 7, 2020 (see Note 13).

The novel coronavirus (“COVID-19”) global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt the Company’s business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, either have been or are subject to mandatory shelter-in-place orders, which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes.

In response to the COVID-19 pandemic, the Company temporarily suspended operations at the following 15 hotels during the six months ended June 30, 2020, six of which have since resumed operations:

Hotel	Suspension Date	Resumption Date
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020
Hyatt Regency San Francisco	March 22, 2020
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Hilton San Diego Bayfront	March 23, 2020
Wailea Beach Resort	March 25, 2020
Renaissance Washington DC	March 26, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Marriott Portland	March 27, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Renaissance Westchester	April 4, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
Hilton Times Square	June 30, 2020

The Company is unable to predict when any of its hotels with temporarily suspended operations will resume their operations. The extent of the effects of the COVID-19 pandemic on the Company’s business and the hotel industry at large is significant and highly uncertain, and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the development, distribution and administration of a successful vaccine or therapy, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2020.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(117,500)	$45,918	$(280,019)	$63,834
Loss (income) from consolidated joint venture attributable to noncontrolling interest	2,162	(1,955)	2,620	(3,554)
Preferred stock dividends	(3,207)	(3,207)	(6,414)	(6,414)
Distributions paid on unvested restricted stock compensation	—	(61)	(69)	(122)
Undistributed income allocated to unvested restricted stock compensation	—	(156)	—	(167)
Numerator for basic and diluted (loss) income attributable to common stockholders	$(118,545)	$40,539	$(283,882)	$53,577
Denominator:
Weighted average basic and diluted common shares outstanding	214,225	227,389	217,631	227,305
Basic and diluted (loss) income attributable to common stockholders per common share	$(0.55)	$0.18	$(1.30)	$0.24

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2020 and 2019, as their inclusion would have been anti-dilutive.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, property taxes and hotel-generated cash that is held in an account for the benefit of a lender. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders and/or hotel managers. Restricted cash may also include earnest money received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until the sale is completed.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will continue to own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the appropriate discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, three hotels were impaired during the first six months of 2020 (see Note 4).

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, the operating lease right-of-use asset at one hotel was impaired during the first six months of 2020 (see Note 4).

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

At both June 30, 2020 and December 31, 2019, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to hotel guests, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Room revenue is recognized over a guest’s stay at a previously agreed upon daily rate. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is recognized by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is recognized by the Company on a gross basis, with the related discount or commission recognized in room expense. A majority of the Company’s hotels participate in frequent guest programs sponsored by the hotel brand owners whereby the hotel allows guests to earn loyalty points during their hotel stay. The Company expenses charges associated with these programs as incurred, and recognizes revenue at the amount it will receive from the brand when a guest redeems their loyalty points by staying at one of the Company’s hotels. In addition, some contracts for rooms or food and beverage services require an advance deposit, which the Company records as deferred revenue (or a contract liability) and recognizes once the performance obligations are satisfied. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill their contracted minimum number of room nights or minimum food and beverage spending requirements, are generally recognized as revenue in the period these fees are collected.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Trade receivables, net (1)	$2,080	$21,201
Contract liabilities (2)	$14,673	$18,498

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

The Company did not recognize any revenue related to its outstanding contract liabilities during the three months ended June 30, 2020. During the six months ended June 30, 2020, and the three and six months ended June 30, 2019, the Company recognized approximately $10.2 million, $2.4 million and $15.3 million, respectively, in revenue related to its outstanding contract liabilities.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 is effective upon issuance, and is applied prospectively from any date beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022. The Company intends to take advantage of the expedients offered by ASU No. 2020-04 when it modifies its variable rate debt, which includes the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront and its credit facility. The adoption of ASU No. 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net for the 19 Hotels consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Land	$581,426	$601,181
Buildings and improvements	2,694,935	2,950,534
Furniture, fixtures and equipment	460,526	506,754
Intangible assets	25,059	32,610
Franchise fees	743	743
Construction in progress	46,973	40,639
Investment in hotel properties, gross	3,809,662	4,132,461
Accumulated depreciation and amortization	(1,164,181)	(1,260,108)
Investment in hotel properties, net	$2,645,481	$2,872,353

During the first quarter of 2020, the Company wrote down its investment in hotel properties and recorded impairment losses of $89.4 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester (see Note 5). In addition, during the first quarter of 2020, the Company recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of the 19 Hotels.

4. Disposal

The Company classified the Renaissance Harborplace as held for sale at June 30, 2020, and subsequently sold the hotel in July 2020 (see Note 13). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

The Company classified the assets of the Renaissance Harborplace, which totaled $76.7 million and consisted of investment in hotel properties, net, as held for sale at June 30, 2020. During the second quarter of 2020, the Company wrote down the assets and recorded an impairment loss of $18.1 million (see Note 5).

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of June 30, 2020 and December 31, 2019, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both June 30, 2020 and December 31, 2019, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The Company classified the Renaissance Harborplace as held for sale as of June 30, 2020, and subsequently sold the hotel in July 2020 (see Note 13). During the second quarter of 2020, the Company recorded an impairment loss of $18.1 million related to this hotel as the fair value less costs to sell was lower than the carrying value of the hotel. The impairment loss was determined using Level 2 measurements, consisting of the third-party offer price less estimated costs to sell the hotel, and is included in impairment losses on the Company’s consolidated statements of operations for the three and six months ended June 30, 2020.

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

To determine the impairment loss for the Hilton Times Square, the Company applied Level 3 measurements to estimate the fair value of the hotel, using a discounted cash flow analysis, taking into account the hotel’s expected cash flow and its estimated market value based upon a market participant’s holding period. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples. To determine the impairment loss for the Renaissance Westchester, the Company used Level 2 measurements to estimate the fair value of the hotel, using appraisal techniques to estimate its market value. The Company concluded that the estimated fair value of each hotel was less than its carrying value, resulting in the Company recording impairment charges of $107.9 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester, which are included in impairment losses on the Company’s consolidated statements of operations for the six months ended June 30, 2020. The $107.9 million impairment on the Hilton Times Square is comprised of an $89.4 million write down of the Company’s investment in hotel properties, net (see Note 3), and an $18.5 million write down of the Company’s operating lease right-of-use assets, net (see Note 9). The $5.2 million impairment on the Renaissance Westchester consisted solely of a $5.2 million write down of the Company’s investment in hotel properties, net (see Note 3). Following these first quarter 2020 impairments, as of March 31, 2020, the fair market values of the Hilton Times Square and the Renaissance Westchester were $61.3 million and $29.5 million, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2020 (unaudited):
Interest rate cap derivatives	$6	$—	$6	$—
Renaissance Harborplace (1)	76,683	—	76,683	—
Total assets measured at fair value at June 30, 2020	$76,689	$—	$76,689	$—

December 31, 2019:
Renaissance Harborplace (1)	$96,725	$—	$—	$96,725
Total assets measured at fair value at December 31, 2019	$96,725	$—	$—	$96,725

(1)	The fair market values of the Renaissance Harborplace are included in assets held for sale, net and investment in hotel properties, net on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2020 (unaudited):
Interest rate swap derivatives	$7,272	$—	$7,272	$—
Total liabilities measured at fair value at June 30, 2020	$7,272	$—	$7,272	$—

December 31, 2019:
Interest rate swap derivatives	$1,081	$—	$1,081	$—
Total liabilities measured at fair value at December 31, 2019	$1,081	$—	$1,081	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2020 (unaudited) and December 31, 2019 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2020	2019
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	$—	$—
Hilton San Diego Bayfront	Cap (2)	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	$220,000	6	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(2,742)	(132)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(4,530)	(949)
							$(7,266)	$(1,081)
(1)	The fair values of both cap agreements and both swap agreements are included in other assets, net and other liabilities, respectively, on the accompanying consolidated balance sheets as of both June 30, 2020 and December 31, 2019.
(2)	In April 2020, the Company purchased a new interest rate cap agreement for $0.1 million related to the existing loan secured by the Hilton San Diego Bayfront. The new cap agreement, whose terms are substantially the same as the terms under the prior cap agreement, effectively extends the cap agreement’s maturity date to December 15, 2021.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases to interest expense for the three and six months ended June 30, 2020 and 2019 as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Noncash interest on derivatives	$216	$3,578	$6,296	$5,642

Fair Value of Debt

As of June 30, 2020 and December 31, 2019, 73.6% and 77.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of June 30, 2020 (unaudited) and December 31, 2019 were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value
Debt	$1,021,247	$976,249	$974,863	$976,012

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Property and equipment, net	$7,194	$7,642
Deferred rent on straight-lined third-party tenant leases	2,934	3,542
Deferred income tax assets, net (1)	—	7,415
Interest rate cap derivatives	6	—
Other receivables	2,236	2,984
Other	740	307
Total other assets, net	$13,110	$21,890
(1)	During the first quarter of 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company can no longer be assured that it will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on the Company’s hotel operations.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 1, 2020 through January 6, 2025. The notes are collateralized by first deeds of trust on four hotel properties at both June 30, 2020 and December 31, 2019.	$326,247	$329,863
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; initial maturity on December 9, 2020 with three one-year extensions, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 2.941%. Matures on September 3, 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.203%. Matures on January 31, 2023.	100,000	100,000
Credit facility requiring payments of interest only, bearing a blended rate based on a pricing grid with a range of 140 to 225 basis points over one-month LIBOR, depending on the Company's leverage ratios. Matures on April 14, 2023. The interests of 14 hotel subsidiaries are pledged to the credit facility.	50,000	—
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing on January 10, 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing on January 10, 2028.	120,000	120,000
Total notes payable	$1,021,247	$974,863

Current portion of notes payable	$189,945	$83,975
Less: current portion of deferred financing costs	(1,188)	(1,866)
Carrying value of current portion of notes payable	$188,757	$82,109

Notes payable, less current portion	$831,302	$890,888
Less: long-term portion of deferred financing costs	(1,629)	(1,934)
Carrying value of notes payable, less current portion	$829,673	$888,954

The Company has not made its debt payments for the $77.2 million loan secured by the Hilton Times Square since April 2020; although the Company continues to accrue interest expense on the debt, including $0.8 million in default interest accrued as of June 30, 2020. While the Company is required to record such default interest, recovery of default interest is non-recourse to the Company, and thus the Company does not intend to actually fund default interest as part of the ultimate resolution with the lender. The loan matures on November 1, 2020, and is included in current portion of notes payable on the Company’s consolidated balance sheet as of June 30, 2020. In addition, the hotel’s ground leases require monthly rental payments be paid to the respective landlords, which the Company has not made since March 2020 (see Notes 9 and 12). As such, the Company has received default notices from its lender and landlords, and is working with the lender to explore various options in advance of the November 2020 debt maturity, which could include a negotiated transfer of the hotel to the lender or its landlords or a discounted payoff of the loan.

The Company is subject to various financial covenants on its credit facility, secured debt, corporate-level unsecured term loans and corporate-level unsecured senior notes. As of June 30, 2020, the Company was not in compliance with its unsecured debt covenants, but had received a temporary waiver of financial covenants pending the completion of a formal amendment. In July 2020, the Company finalized the amendments on its credit agreement, unsecured term loans and unsecured senior notes, providing covenant relief through the first quarter of 2021, with the first quarterly covenant test as of the period ended June 30, 2021 (see Note 13).

In March 2020, the Company drew $300.0 million under the revolving portion of its amended credit agreement as a precautionary measure to increase the Company’s cash position and preserve financial flexibility. In June 2020, the Company repaid $250.0 million of the outstanding credit facility balance after determining that the Company had sufficient cash on hand in addition to access to its credit facility. At June 30, 2020, $50.0 million remains outstanding on the revolving portion of the Company’s amended credit agreement.

Pursuant to the terms of the amended credit agreement, interest is based upon one-month LIBOR plus an applicable margin determined by the Company’s ratio of net indebtedness to EBITDA. As of June 30, 2020, the applicable margin was 1.40%, resulting in an effective rate of 1.57%. The revolving portion of the amended credit agreement matures on April 14, 2023, but may be extended for two six-month periods to April 14, 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

The Company has $450.0 million of capacity available for additional borrowing under the revolving portion of its amended credit agreement. In addition, the Company has the right to increase the revolving portion of the amended credit agreement, or to add term loans, in an amount up to $115.0 million, subject in each case, to a lender’s willingness to provide such increase or such term loans.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense on debt and finance lease obligations	$12,037	$11,484	$22,765	$22,993
Noncash interest on derivatives and finance lease obligations, net	216	3,634	6,296	5,753
Amortization of deferred financing costs	697	698	1,396	1,396
Total interest expense	$12,950	$15,816	$30,457	$30,142

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Property, sales and use taxes payable	$12,317	$16,074
Accrued interest	8,237	6,735
Advance deposits	13,752	18,001
Management fees payable	54	1,527
Other	2,140	4,618
Total other current liabilities	$36,500	$46,955

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Deferred revenue	$5,504	$5,225
Deferred property taxes payable (1)	9,374	8,887
Interest rate swap derivatives	7,272	1,081
Other	3,224	2,943
Total other liabilities	$25,374	$18,136

(1)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts are considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program. In accordance with the terms of the sublease agreement, a portion of the property taxes have been deferred, with installments due beginning in 2020 through 2029. At June 30, 2020, an additional $1.4 million of deferred property taxes payable is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

9. Leases

The Company has both finance and operating leases for ground, building, office and air leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Finance Lease:
Right-of-use asset, net (buildings and improvements)	$58,799	$58,799
Accumulated depreciation	(11,882)	(11,147)
Right-of-use asset, net	$46,917	$47,652

Accounts payable and accrued expenses	$1	$1
Lease obligation, less current portion	15,570	15,570
Total lease obligation	$15,571	$15,571

Remaining lease term	78 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net (1)	$40,351	$60,629

Accounts payable and accrued expenses	$4,891	$4,743
Lease obligations, less current portion	47,206	49,691
Total lease obligations	$52,097	$54,434

Weighted average remaining lease term	25 years
Weighted average discount rate	5.4%

(1)	During the first quarter of 2020, the Company wrote down its operating lease right-of-use assets, net and recorded an impairment loss of $18.5 million on the Hilton Times Square (see Note 5).

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$367	$368	$735	$736
Interest on lease obligations	351	645	702	1,289
Total finance lease cost	$718	$1,013	$1,437	$2,025

Operating lease cost (1) (2)	$1,652	$3,229	$4,094	$6,378
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds. During the second quarter of 2020, the Company reversed $0.7 million in percentage rent as payment is no longer probable due to a decline in revenue at the Hilton San Diego Bayfront caused by the hotel’s COVID-19-related temporary suspension of operations. As a result, the Company recorded no percentage rent related to its operating leases for the six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recorded percentage rent related to its operating leases of $1.5 million and $2.9 million, respectively.
(2)	Under the terms of the operating lease at the Hilton Times Square, the variable rent amount was adjusted in May 2020 based on the fair market value of the land. While the Company is negotiating with the landlord to agree on the fair market value of the land, the Company is recording operating lease cost in accordance with the lease based on 90.0% of the landlord’s estimate of fair value (see Note 12).

Supplemental cash flow information related to leases was as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2020	2019
Operating cash flows used for operating leases	$4,054	$3,499

Changes in operating lease right-of-use assets	$1,892	$1,696
Changes in operating lease obligations	(2,485)	(1,966)
Changes in operating lease right-of-use assets and lease obligations, net	$(593)	$(270)

Operating right-of-use assets obtained in exchange for operating lease obligations	$—	$45,677

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

Common Stock

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors increased the Company’s stock repurchase program to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During the first quarter of 2020, the Company repurchased 9,770,081 shares of its common stock for $103.9 million, including fees and commissions, leaving approximately $400.0 million of remaining authorized capacity under the program. As of June 30, 2020, no shares of the Company’s preferred stock have been repurchased. Due to the negative impact of COVID-19 on the Company’s business, the Company has suspended its stock repurchase program in order to preserve additional liquidity. Future repurchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three and six months ended June 30, 2020 and 2019 were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense, including forfeitures	$3,064	$2,900	$5,271	$5,022

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. These capitalized costs totaled $0.1 million during both the three months ended June 30, 2020 and 2019, and $0.2 million during both the six months ended June 30, 2020 and 2019.

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

Total basic and incentive management fees incurred by the Company during the three and six months ended June 30, 2020 and 2019 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic management fees	$164	$8,486	$5,555	$15,637
Incentive management fees	—	2,378	—	5,530
Total basic and incentive management fees	$164	$10,864	$5,555	$21,167

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotels. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Total license and franchise fees incurred by the Company during the three and six months ended June 30, 2020 and 2019 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Franchise assessments (1)	$376	$6,319	$4,794	$11,614
Franchise royalties (2)	(38)	2,260	880	3,804
Total franchise costs	$338	$8,579	$5,674	$15,418

(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At June 30, 2020, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2020 totaled $24.0 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of June 30, 2020, 13 of the 19 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	32%	34%
Florida	2	10%	10%
Hawaii	1	5%	13%
Illinois	3	11%	7%
Massachusetts	2	15%	15%

Other

During the second quarter and first six months of 2020, the Company incurred $7.5 million and $17.6 million, respectively, of additional wages and benefits for furloughed or laid off hotel employees as a result of the COVID-19 pandemic, which included $1.1 million in severance accrued in the second quarter of 2020.

Under the terms of a sublease agreement at the Hilton Times Square, the amount due for property taxes was adjusted in May 2020 based on the fair market value of the land. While the Company is negotiating with the landlord to agree on the fair market value of the land, the Company is recording property tax expense in accordance with the lease based on 90.0% of the landlord’s estimate of fair value (see Note 9).

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

At June 30, 2020, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2020.

The Company is subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of its hotels, its managers and other Company matters. While it is not possible to ascertain the ultimate outcome of such matters, the Company believes that the aggregate identifiable amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on its financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings, including any potential COVID-19-related litigation, brought against the Company, however, is subject to significant uncertainties.

13. Subsequent Events

On July 7, 2020 the Company sold the Renaissance Harborplace for a gross sale price of $80.0 million, excluding customary prorations.

On July 15, 2020, the Company finalized the amendments on its credit agreement, unsecured term loans and unsecured senior notes, providing covenant relief through the end of the first quarter of 2021, with the first quarterly covenant test being required as of the period ended June 30, 2021 (the “Covenant Relief Period”). Key terms of the amended agreements include:

Amendment to the Credit Agreement. On July 15, 2020, the Company, as parent guarantor, the Operating Partnership, as borrower, and certain subsidiaries of the Operating Partnership as guarantors, entered into a First Amendment to the Amended and Restated Credit Agreement (as so amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, Bank of

America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, U.S. Bank National Association and certain other lenders named therein.

As previously disclosed, the Amended Credit Agreement provides for a $500.0 million unsecured revolving credit facility, which matures on April 14, 2023, and establishes covenants for a $85.0 million unsecured term loan, which matures on September 3, 2022 and a $100.0 million unsecured term loan that matures January 31, 2023 (collectively the “Amended Term Loans”). The Company may extend the maturity date of the unsecured revolving credit facility twice, each by six months for each extension, to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

The Amended Credit Agreement suspends all existing financial covenants, including those applicable to the Amended Term Loans during the Covenant Relief Period. Following the Covenant Relief Period, the existing financial covenants will be phased-in over the following three quarters (“Ratio Adjustment Period”). The Amended Credit Agreement may be terminated, at the option of the Operating Partnership, subject to meeting the existing financial covenants at the end of any quarterly measurement period.

During the Covenant Relief Period, the Amended Credit Agreement (i) requires that the net cash proceeds from certain incurrences of indebtedness, equity issuances and asset dispositions will, subject to various exceptions, be applied as a mandatory prepayment of the amounts outstanding under the Amended Credit Agreement, (ii) imposes an additional covenant that the Company and its subsidiaries maintain minimum liquidity of at least $150.0 million, (iii) requires the Operating Partnership to pledge equity interests in certain unencumbered entities provided availability under the credit facility is less than $350.0 million or the Company retains less than $200.0 million of unrestricted cash, and (iv) imposes additional negative covenants that will limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends on common stock (except to the extent required to maintain REIT status), repurchase shares, make voluntary prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, in each case subject to various exceptions.

During the Covenant Relief Period, the Company may, subject to certain conditions being met: (i) continue to pay all dividends on outstanding series of cumulative redeemable preferred stock, (ii) issue up to $200.0 million of additional preferred stock, (iii) fund future acquisitions with an unlimited amount of proceeds from the issuance of common equity and fund acquisitions through the sale of unencumbered assets, (iv) invest up to $250.0 million into acquisitions (in addition to equity funded acquisitions in (iii) above), and (v) invest up to $110.0 million in capital improvements from May 1, 2020 through the end of the Covenant Relief Period (excluding repairs related to emergencies and life safety).

Following the end of the Covenant Relief Period, the Amended Credit Agreement modifies certain financial covenants until January 1, 2022, unless the Company, subject to meeting the existing financial covenants, elects to terminate the period on an earlier date, as follows:

●	Maximum Leverage Ratio (as defined in the Amended Credit Agreement) is increased from 6.5x to 7.0x (reducing by 25 basis points each over the next two quarters); and
●	Minimum Unsecured Interest Expense Coverage (as defined in the Amended Credit Agreement) ratio is lowered from 2.0x to 1.5x (increasing by 25 basis points each over the next two quarters);

In addition, the Amended Credit Agreement specifies that during the Ratio Adjustment Period, the various income metrics used to calculate the financial covenants, including Adjusted NOI, Adjusted EBITDA and Fixed Charges (each as defined in the Amended Credit Agreement) will be calculated by annualizing such metrics as more fully set forth in the Amended Credit Agreement for the testing periods commencing April 1, 2021 (or the first testing period if the Covenant Relief Period is terminated early) through December 31, 2021 (or earlier if the Covenant Relief Period is terminated early).

During the Covenant Relief Period, the Amended Credit Agreement also sets the applicable interest rate to the highest leverage-based margin applicable under the credit agreement prior to the amendment, as follows: (i) for all revolving loans outstanding, LIBOR plus a margin of 2.25% per annum, (ii) for the $85.0 million term loan outstanding, LIBOR plus a margin of 2.20% per annum, and (iii) for the $100.0 million term loan outstanding, LIBOR plus a margin of 2.20%. The Amended Credit Agreement also adds a LIBOR floor of 25 basis points to the variable interest rate calculation.

As of July 15, 2020, $50.0 million of borrowings were outstanding under the revolving credit facility and $185.0 million of term loans were outstanding under the Amended Credit Agreement.

Amendment to the Notes Purchase Agreement. On July 15, 2020, the Company, as parent guarantor, the Operating Partnership, as issuer, and certain subsidiaries of the Operating Partnership as guarantors, entered into the First Amendment of the Note and Guarantee Agreement (as so amended, the “Amended Note Agreement”) with the various purchasers named therein (the “Purchasers”) which provided for the private placement of $240.0 million of senior unsecured notes of the Operating Partnership, of which (i) $120.0 million are designated as 4.69% Series A Guaranteed Senior Notes due January 10, 2026 (the “Series A Notes”) and (ii)

$120.0 million are designated as 4.79% Series B Guaranteed Senior Notes due January 10, 2028 (the “Series B Notes” and, together with the Series A Notes, the “Notes”).

The Amended Note Agreement conformed the existing Note and Guarantee Agreement in substantially the same manner as the Amended Credit Agreement, as set forth above, except with respect to certain covenants, interest rate and prepayments. The Amended Note Agreement provides that, among other things:

●	during the Covenant Relief Period, if a mandatory prepayment is required, the Company must offer to repay the Notes in an amount equal to the amount required to be repaid multiplied by the total amount outstanding on the Notes, divided by the total outstanding unsecured debt (inclusive of the Notes, amounts outstanding on the revolving credit facility and the Amended Term Loans). The Purchasers have the right to accept or decline any mandatory prepayment;
●	following the end of the Covenant Relief Period, the Maximum Unencumbered Leverage Ratio (as defined in the Amended Note Agreement) is increased from 0.6 to 0.65 (decreasing by 25 basis points each over the next two quarters);
●	following the end of the Covenant Relief Period, the Maximum Secured Indebtedness Ratio (as defined in the Amended Note Agreement) is increased from 0.45 to 0.50 (decreasing by 25 basis points each over the next two quarters);
●	from June 30, 2020 to the end of the Covenant Relief Period, the interest rate on the Notes will be increased by 100 basis points; and
●	following the Covenant Relief Period until the Company achieves a Leverage Ratio (as defined in the Amended Note Agreement) less than 5.0x, the interest rate on the Notes will be increased by 75 basis points.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2020, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the impact on our business of the novel coronavirus (COVID-19) global pandemic and the response of governments and us to the outbreak;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19;
●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs between the U.S. and its trading partners, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic or the adverse effects of climate change, affecting the lodging and travel industry, internationally, nationally and locally;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	the ground, building or airspace leases for four of the 20 hotels we had interests in as of June 30, 2020;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants in our debt and preferred stock;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;
●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and
●	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of June 30, 2020, we had interests in 20 hotels (the “20 Hotels”), including the Renaissance Harborplace which we classified as held for sale and subsequently sold in July 2020, leaving 19 hotels (the “19 Hotels”) currently held for investment. The 19 Hotels average 526 rooms in size. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 19 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers.

COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency, which led to material group cancellations, corporate and government travel restrictions and a significant decline in transient demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at the majority of our hotels. In response to the COVID-19 pandemic, we temporarily suspended operations at the following 15 hotels during the first six months of 2020, six of which have since resumed operations:

Hotel	Suspension Date	Resumption Date
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020
Hyatt Regency San Francisco	March 22, 2020
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Hilton San Diego Bayfront	March 23, 2020
Wailea Beach Resort	March 25, 2020
Renaissance Washington DC	March 26, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Marriott Portland	March 27, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Renaissance Westchester	April 4, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
Hilton Times Square	June 30, 2020

The hotels that remained in operation during the second quarter and first six months of 2020, experienced a significant decrease in occupancy due to the COVID-19 outbreak. As a result, we, in conjunction with our third-party managers, materially reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of unoccupied floors. In addition, enhanced cleaning procedures and revised operating standards were developed and implemented.

The Company incurred $7.5 million and $17.6 million of additional expenses as a result of the COVID-19 outbreak during the second quarter and first six months of 2020, respectively, related to wages and benefits for furloughed or laid off hotel employees, which included $1.1 million in severance accrued in the second quarter of 2020.

As our hotels slowly begin to recover from the impact of the COVID-19 outbreak, our asset management team is working closely with each hotel’s third-party manager to create a detailed path to reopening, which includes the following protocols:

●	Local/Government Direction: The hotel is eligible to resume operations based on health metrics or reopening phases adopted by authorities in both the local area and the state in which the hotel operates, as well as by guidance from the Center for Disease Control and Prevention, the World Health Organization, the U.S. Department of State, and other public health experts;
●	Staff and Guest Safety Plan: The hotel has developed a detailed plan to promote the safety of all hotel staff and guests, including frequent and enhanced cleaning and sanitation, contactless check in, and increased physical distancing throughout the hotel;
●	Training: The hotel’s operating procedures have been updated, and all hotel staff have been trained to comply with the new protocols;
●	Financial: The hotel has updated its financial model to include the additional costs for cleaning equipment, personal protective equipment, hand sanitizer dispensers and signage to inform and direct its guests; and
●	Equipment: The hotel has installed enhanced cleaning supplies and equipment to comply with state and local guidelines.

In addition to approving the above COVID-19 protocols, we also determine whether enough demand exists in a hotel’s market before we authorize the hotel to resume operations. After reaching a trough in April, we began to see hotel demand slightly improve in May and June, most significantly in leisure travel, which benefited our hotels in drive-to leisure markets such as the Embassy Suites La Jolla, the Renaissance Long Beach and the Oceans Edge Resort & Marina. We also experienced a modest demand increase at our hotels in certain urban markets after resuming operations in Boston, Chicago and New Orleans. In July 2020, however, hotel demand moderated as COVID-19 cases surged and some areas began to re-implement mandatory shelter-in-place orders and the shutdown of nonessential businesses. In addition, as hotels begin to resume operations, we are experiencing more competition for hotel guests. At this point, we believe the majority of our group business for 2020 has cancelled or will eventually cancel. Of the group business that has cancelled to date, approximately 23% has rebooked into future periods. While a recovery timeline is highly uncertain, we expect to cautiously resume operations at additional hotels throughout the remainder of 2020. The extent of the effects of the pandemic on our business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, the development, distribution and administration of a successful vaccine or therapy, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

In response to this challenging economic environment, we have focused on maximizing our liquidity. To increase liquidity, we deferred a portion of our planned 2020 non-essential capital improvements to our portfolio. However, we did accelerate specific capital investment projects in order to take advantage of the suspended operations and the low demand environment to perform otherwise extremely disruptive capital projects. During the second quarter of 2020, these projects took place at the Renaissance Orlando at SeaWorld®, the Renaissance Washington DC and the Marriott Portland, all while adhering to the relevant government regulations and social distancing mandates aimed at both protecting those involved in the construction work and stemming the spread of COVID-19. At the Renaissance Orlando at SeaWorld®, the hotel’s closure allowed us to demolish and redesign the hotel’s atrium and lobby. At the Renaissance Washington DC, we remodeled the porte-cochere, which will improve traffic flow and the guest’s arrival experience. Additionally, at the Renaissance Washington DC, we replaced the escalators that connect all levels of the hotel’s meeting space with the lobby, a project that would not be possible with group business in the hotel. At the Marriott Portland, we took advantage of the hotel’s closure by completely remodeling the guest rooms, gym, meeting rooms, public space and the M Club. We also converted a majority of the guestroom baths to showers, and will add seven new guestrooms. We expect to complete these capital projects at the three hotels during the third quarter of 2020.

In March 2020, we drew $300.0 million under the revolving portion of our amended credit agreement as a precautionary measure to increase our cash position and preserve financial flexibility. We repaid $250.0 million of the outstanding credit facility balance in June 2020, after determining that we had sufficient cash on hand in addition to access to our credit facility. At June 30, 2020, $50.0 million remains outstanding on the revolving portion of our amended credit agreement, with $450.0 million of capacity available for additional borrowing under the agreement. The revolving portion of the amended credit agreement matures on April 14, 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

As of June 30, 2020, we were not in compliance with our unsecured debt covenants, but had received a temporary waiver of financial covenants pending the completion of a formal amendment. In July 2020, we finalized the amendments to our credit agreement, unsecured term loans and unsecured senior notes, providing covenant relief through the first quarter of 2021, with the first quarterly covenant test as of the period ended June 30, 2021. See “Liquidity and Capital Resources” below for additional details.

To preserve additional liquidity, we have temporarily suspended both our stock repurchase program and our common stock quarterly dividend. During the first quarter of 2020, we repurchased 9,770,081 shares of our common stock under our stock repurchase program at an average purchase price of $10.61 per share. Approximately $400.0 million of authorized capacity remains under our stock repurchase program. Future repurchases will depend on the effects of COVID-19 and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. On April 15, 2020, we paid our previously announced first quarter dividends and distributions which totaled $14.0 million, including $10.8 million paid to our common stockholders. At this time, we do not expect to pay a quarterly dividend on our common stock for the remainder of the year. The resumption in quarterly common dividends will be determined by our Board of Directors after considering our obligations under our various financing agreements, projected taxable income, long-term operating projections, expected capital requirements and risks affecting our business.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with our already strong balance sheet and our low leverage, will be sufficient to allow us to navigate through this crisis. We cannot, however, assure you that the assumptions we used to estimate our liquidity requirements will be correct given that the impact of COVID-19 on the global market and our hotel operations is unprecedented, and the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate its impact on our business, financial condition or operational results with reasonable certainty; however, we anticipate a net loss on our operations for the year ending December 31, 2020.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, any business interruption proceeds and any performance guarantee or shortfall payments.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use assets, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

●	Income tax benefit (provision), net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Loss (income) from consolidated joint venture attributable to noncontrolling interest, which includes net loss (income) attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the second quarter and first six months of 2020 to the second quarter and first six months of 2019 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the

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

●	Demand. The demand for lodging generally fluctuates with the overall economy. During the first two months of 2020, demand remained stable, with RevPAR at the 20 Hotels declining by 0.1% due to a 0.1% decline in the average daily rate, while occupancy remained steady at 75.7% as compared to the first two months of 2019. During March 2020 through June 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio. RevPAR at the 20 Hotels declined 98.1% in the second quarter of 2020 as compared to the same period in 2019, with a 56.0% decline in the average daily rate and an 8,360 basis point decline in occupancy. For the six months ended June 30, 2020, RevPAR at the 20 Hotels declined 65.3%, with a 9.6% decline in the average daily rate and a 5,120 basis point decline in occupancy. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 global pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2020 and 2019, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2020	2019	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$3,869	$208,735	$(204,866)	(98.1)%
Food and beverage	213	75,704	(75,491)	(99.7)%
Other operating	6,342	18,457	(12,115)	(65.6)%
Total revenues	10,424	302,896	(292,472)	(96.6)%
OPERATING EXPENSES
Hotel operating	45,479	164,680	(119,201)	(72.4)%
Other property-level expenses	8,736	34,015	(25,279)	(74.3)%
Corporate overhead	8,438	8,078	360	4.5%
Depreciation and amortization	34,539	36,524	(1,985)	(5.4)%
Impairment loss	18,100	—	18,100	100.0%
Total operating expenses	115,292	243,297	(128,005)	(52.6)%
Interest and other income	306	4,811	(4,505)	(93.6)%
Interest expense	(12,950)	(15,816)	2,866	18.1%
(Loss) income before income taxes	(117,512)	48,594	(166,106)	(341.8)%
Income tax benefit (provision), net	12	(2,676)	2,688	100.4%
NET (LOSS) INCOME	(117,500)	45,918	(163,418)	(355.9)%
Loss (income) from consolidated joint venture attributable to noncontrolling interest	2,162	(1,955)	4,117	210.6%
Preferred stock dividends	(3,207)	(3,207)	—	—%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(118,545)	$40,756	$(159,301)	(390.9)%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2020 and 2019, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2020	2019	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$131,269	$380,593	$(249,324)	(65.5)%
Food and beverage	48,203	144,817	(96,614)	(66.7)%
Other operating	22,164	35,166	(13,002)	(37.0)%
Total revenues	201,636	560,576	(358,940)	(64.0)%
OPERATING EXPENSES
Hotel operating	188,988	321,411	(132,423)	(41.2)%
Other property-level expenses	37,581	66,855	(29,274)	(43.8)%
Corporate overhead	15,832	15,594	238	1.5%
Depreciation and amortization	71,285	72,911	(1,626)	(2.2)%
Impairment losses	133,466	—	133,466	100.0%
Total operating expenses	447,152	476,771	(29,619)	(6.2)%
Interest and other income	2,612	9,735	(7,123)	(73.2)%
Interest expense	(30,457)	(30,142)	(315)	(1.0)%
(Loss) income before income taxes	(273,361)	63,398	(336,759)	(531.2)%
Income tax (provision) benefit, net	(6,658)	436	(7,094)	(1,627.1)%
NET (LOSS) INCOME	(280,019)	63,834	(343,853)	(538.7)%
Loss (income) from consolidated joint venture attributable to noncontrolling interest	2,620	(3,554)	6,174	173.7%
Preferred stock dividends	(6,414)	(6,414)	—	—%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(283,813)	$53,866	$(337,679)	(626.9)%

Operating Statistics. The following table includes comparisons of the key operating metrics for the 20 Hotels.

	Three Months Ended June 30,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
20 Hotels	3.7%	$107.78	$3.99	87.3%	$244.99	$213.88	(8,360)	bps	(56.0)%	(98.1)%

	Six Months Ended June 30,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
20 Hotels	31.9%	$213.03	$67.96	83.1%	$235.61	$195.79	(5,120)	bps	(9.6)%	(65.3)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 outbreak, we temporarily suspended operations at 11 of the 20 Hotels in March 2020. During the second quarter of 2020, we temporarily suspended operations at an additional four hotels. As of June 30, 2020, we have resumed operations at one hotel; however all operating hotels are running at significantly reduced capacity, with limited food and beverage and ancillary offerings. As a result, our revenues and operating expenses for the three and six months ended June 30, 2020 have been severely impacted as hotel demand has been decimated by the COVID-19 outbreak.
●	Property Disposition: We sold the Courtyard by Marriott Los Angeles (the “Courtyard”) in October 2019. As a result, our revenues and operating expenses decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019.

Room revenue. Room revenue decreased $204.9 million, or 98.1%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as follows:

●	Room revenue at the 20 Hotels decreased $202.2 million.
●	The sale of the Courtyard caused room revenue to decrease by $2.7 million.

Room revenue decreased $249.3 million, or 65.5%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as follows:

●	Room revenue at the 20 Hotels decreased $244.1 million. Of this decrease, $246.0 million occurred between March 2020 and June 2020.
●	The sale of the Courtyard caused room revenue to decrease by $5.2 million.

Food and beverage revenue. Food and beverage revenue decreased $75.5 million, or 99.7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as follows:

●	Food and beverage revenue at the 20 Hotels decreased $75.2 million.
●	The sale of the Courtyard caused food and beverage revenue to decrease by $0.3 million.

Food and beverage revenue decreased $96.6 million, or 66.7%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as follows:

●	Food and beverage revenue at the 20 Hotels decreased $96.0 million. Of this decrease, $93.2 million occurred between March 2020 and June 2020.
●	The sale of the Courtyard caused food and beverage revenue to decrease by $0.6 million.

Other operating revenue. Other operating revenue decreased $12.1 million, or 65.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as follows:

●	Other operating revenue at the 20 Hotels decreased $11.9 million. The decrease in other operating revenue at the 20 Hotels was partially offset by a $2.4 million shortfall payment to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating agreement.
●	The sale of the Courtyard caused other operating revenue to decrease by $0.2 million.

Other operating revenue decreased $13.0 million, or 37.0%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as follows:

●	Other operating revenue at the 20 Hotels decreased $12.5 million. Of this decrease, $14.3 million occurred between March 2020 and June 2020. The decrease in other operating revenue at the 20 Hotels was partially offset by a $2.4 million shortfall payment to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating agreement.
●	The sale of the Courtyard caused other operating revenue to decrease by $0.5 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $119.2 million, or 72.4%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as follows:

●	Hotel operating expenses at the 20 Hotels decreased $117.5 million. Hotel operating expenses in the second quarter of 2020 include $8.5 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused hotel operating expenses to decrease by $1.7 million.

Hotel operating expenses decreased $132.4 million, or 41.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as follows:

●	Hotel operating expenses at the 20 Hotels decreased $129.1 million. Of this decrease, $131.5 million occurred between March 2020 and June 2020. Hotel operating expenses in the first six months of 2020 include $15.7 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused hotel operating expenses to decrease by $3.3 million.

Other property-level expenses. Other property-level expenses decreased $25.3 million, or 74.3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as follows:

●	Other property-level expenses at the 20 Hotels decreased $24.9 million. Other property-level expenses in the second quarter of 2020 include a $1.3 million labor dispute expense at the Hilton Times Square, which was partially offset by a total net reduction of $1.0 million to true-up COVID-19-related expenses at the 20 Hotels, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused other property-level expenses to decrease by $0.4 million.

Other property-level expenses decreased $29.3 million, or 43.8%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as follows:

●	Other property-level expenses at the 20 Hotels decreased $28.6 million. Of this decrease, $28.8 million occurred between March 2020 and June 2020. Other property-level expenses in the first six months of 2020 include a $1.3 million labor dispute expense at the Hilton Times Square and $1.9 million of COVID-19-related expenses at the 20 Hotels, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Courtyard caused other property-level expenses to decrease by $0.7 million.

Corporate overhead expense. Corporate overhead expense increased $0.4 million, or 4.5%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, due to increased payroll and related expenses, deferred stock compensation, due diligence expenses and legal fees, partially offset by decreased travel expenses. Excluding due diligence expenses related to the sale of the Renaissance Harborplace, corporate overhead expense increased $0.2 million, or 2.2%, in the second quarter of 2020 as compared to the same period in 2019.

For the six months ended June 30, 2020, corporate overhead expense increased $0.2 million, or 1.5%, as compared to the six months ended June 30, 2019, due to increased deferred stock compensation, due diligence expenses and legal fees, partially offset by decreased payroll and related expenses and travel expenses. Excluding deferred stock compensation and due diligence expenses related to the sale of the Renaissance Harborplace, corporate overhead expense decreased $0.2 million, or 2.0%, in the first six months of 2020 as compared to the same period in 2019.

Depreciation and amortization expense. Depreciation and amortization expense decreased $2.0 million, or 5.4%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as follows:

●	Depreciation and amortization expense generated by the 20 Hotels decreased $1.7 million as we impaired the depreciable assets at two of our hotels by $93.7 million during the first quarter of 2020. This decrease was partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The sale of the Courtyard caused depreciation and amortization to decrease by $0.3 million.

Depreciation and amortization expense decreased $1.6 million, or 2.2%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as follows:

●	Depreciation and amortization expense generated by the 20 Hotels decreased $1.1 million due to the same reasons noted above in the discussion regarding the second quarter.
●	The sale of the Courtyard caused depreciation and amortization to decrease by $0.5 million.

Impairment losses. Impairment losses totaled $18.1 million and $133.5 million for the three and six months ended June 30, 2020, respectively, and zero for both the three and six months ended June 30, 2019. During the second quarter of 2020, we recorded an impairment loss of $18.1 million on the Renaissance Harborplace. During the first quarter of 2020, we recorded impairment losses of $107.9 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester. In addition, we recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of our hotels.

Interest and other income. Interest and other income decreased $4.5 million, or 93.6%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, due to declines in both interest rates and other income. During the second quarter of 2020, we recognized $0.3 million in interest income.

During the second quarter of 2019, we recognized $3.8 million in interest and miscellaneous income, $0.9 million related to a contingency funding payment received from the prior owner of one of our hotels and $0.1 million in vendor rebates and other miscellaneous income.

For the six months ended June 30, 2020, interest and other income decreased $7.1 million, or 73.2%, as compared to the six months ended June 30, 2019, due to declines in both interest rates and other income. During the first six months of 2020, we recognized $2.4 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

During the first six months of 2019, we recognized $7.4 million in interest income, $1.0 million related to an area of protection agreement with Hyatt Corporation for the Hyatt Regency San Francisco, $0.9 million related to a contingency funding payment received from the prior owner of one of our hotels, $0.1 million in energy rebates and $0.3 million in vendor rebates and other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense on debt and finance lease obligations	$12,037	$11,484	$22,765	$22,993
Noncash interest on derivatives and finance lease obligations, net	216	3,634	6,296	5,753
Amortization of deferred financing costs	697	698	1,396	1,396
Total interest expense	$12,950	$15,816	$30,457	$30,142

Interest expense decreased $2.9 million, or 18.1%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, and increased $0.3 million, or 1.0%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Noncash changes in the fair market value of our derivatives caused interest expense to decrease $3.4 million in the second quarter of 2020 as compared to the same period in 2019. Excluding the noncash impact from changes in the fair market values of our derivatives, interest expense would have increased $0.5 million in the second quarter of 2020 as compared to the same period in 2019 due to $0.8 million in default interest recorded in the second quarter of 2020 on the debt secured by the Hilton Times Square combined with increased interest due to the draw on our credit facility, partially offset by decreased interest on our lower debt balances and lower interest on our variable rate debt. While we are required to record such default interest, recovery of default interest is non-recourse to the Company, and thus we do not intend to actually fund default interest as part of the ultimate resolution with the lender.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $0.5 million in the first six months of 2020 as compared to the same period in 2019. Excluding the noncash impact from changes in the fair market values of our derivatives, interest expense would have decreased $0.2 million in the first six months of 2020 as compared to the same period in 2019 due to lower debt balances and lower interest on our variable rate debt, partially offset by $0.8 million in default interest recorded in the second quarter of 2020 on the debt secured by the Hilton Times Square combined with increased interest due to the draw on our credit facility. While we are required to record such default interest, recovery of default interest is non-recourse to the Company, and thus we do not intend to actually fund default interest as part of the ultimate resolution with the lender.

Our weighted average interest rate per annum, including our variable rate debt obligations, was approximately 3.6% and 4.2% at June 30, 2020 and 2019, respectively. Approximately 73.6% and 77.5% of our outstanding notes payable had fixed interest rates at June 30, 2020 and 2019, respectively.

Income tax benefit (provision), net. Income tax benefit (provision), net was incurred as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax benefit (provision), net	$12	$(28)	$757	$(200)
Deferred income tax (provision) benefit, net	—	(2,648)	—	636
Change in deferred tax asset valuation allowance	—	—	(7,415)	—
Total income tax benefit (provision), net	$12	$(2,676)	$(6,658)	$436

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the second quarter and first six months of 2020, we recognized a nominal amount and $0.8 million, respectively, of net current income tax benefits, resulting from tax credits and refunds, net of combined current federal and state income tax expense. In addition, during the six months ended June 30, 2020, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because, due to uncertainties regarding how long the COVID-19 outbreak will last or what the long-term impact will be on our hotel operations, we can no longer be assured that we will be able to realize these assets.

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

Loss (income) from consolidated joint venture attributable to noncontrolling interest. Loss (income) from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled a loss of $2.2 million and income of $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and a loss of $2.6 million and income of $3.6 million for the six months ended June 30, 2020 and 2019, respectively.

Preferred stock dividends. Preferred stock dividends totaled $3.2 million for both the three months ended June 30, 2020 and 2019, and $6.4 million for both the six months ended June 30, 2020 and 2019.

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

The following table reconciles our unaudited net (loss) income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(117,500)	$45,918	$(280,019)	$63,834
Operations held for investment:
Depreciation and amortization	34,539	36,524	71,285	72,911
Interest expense	12,950	15,816	30,457	30,142
Income tax (benefit) provision, net	(12)	2,676	6,658	(436)
Impairment loss - hotel properties	18,100	—	131,164	—
EBITDAre	(51,923)	100,934	(40,455)	166,451

Operations held for investment:
Amortization of deferred stock compensation	3,064	2,900	5,271	5,022
Amortization of right-of-use assets and liabilities	(332)	(251)	(593)	(270)
Finance lease obligation interest — cash ground rent	(351)	(590)	(702)	(1,179)
Property-level severance	1,113	—	1,113	—
Prior year property tax adjustments, net	307	109	226	298
Prior owner contingency funding	—	(900)	—	(900)
Impairment loss - abandoned development costs	—	—	2,302	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	2,162	(1,955)	2,620	(3,554)
Depreciation and amortization	(806)	(640)	(1,610)	(1,279)
Interest expense	(306)	(558)	(726)	(1,118)
Amortization of right-of-use asset and liability	73	73	145	145
Impairment loss - abandoned development costs	—	—	(449)	—
Adjustments to EBITDAre, net	4,924	(1,812)	7,597	(2,835)
Adjusted EBITDAre, excluding noncontrolling interest	$(46,999)	$99,122	$(32,858)	$163,616

Adjusted EBITDAre, excluding noncontrolling interest decreased $146.1 million, or 147.4%, and $196.5 million, or 120.1%, in the second quarter and first six months of 2020, respectively, as compared to the same periods in 2019 primarily due to the following:

●	For the second quarter and first six months of 2020 Adjusted EBITDAre at the 20 Hotels decreased $148.1 million, or 143.9%, and $196.7 million, or 115.8%, respectively, as compared to the same periods in 2019. The Company recorded $7.5 million and $17.6 million in COVID-19-related expenses during the second quarter and first six months of 2020, respectively, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees. In addition, during the second quarter of 2020, the Company recorded a $1.3 million labor dispute expense at the Hilton Times Square. These increased expenses were partially offset by a $2.4 million shortfall payment to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating agreement.
●	The sale of the Courtyard caused Adjusted EBITDAre to decrease by $1.0 million and $1.8 million in the second quarter and first six months of 2020, respectively, as compared to the same periods of 2019.
●	Prior to the COVID-19 outbreak, Adjusted EBITDAre at the 20 Hotels decreased $2.1 million, or 5.8%, in January and February 2020 as compared to the same period in 2019.

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

The following table reconciles our unaudited net (loss) income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(117,500)	$45,918	$(280,019)	$63,834
Preferred stock dividends	(3,207)	(3,207)	(6,414)	(6,414)
Operations held for investment:
Real estate depreciation and amortization	33,917	35,900	70,039	71,670
Impairment loss - hotel properties	18,100	—	131,164	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	2,162	(1,955)	2,620	(3,554)
Real estate depreciation and amortization	(806)	(640)	(1,610)	(1,279)
FFO attributable to common stockholders	(67,334)	76,016	(84,220)	124,257

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	72	146	218	297
Noncash interest on derivatives and finance lease obligations, net	216	3,634	6,296	5,753
Property-level severance	1,113	—	1,113	—
Prior year property tax adjustments, net	307	109	226	298
Prior owner contingency funding	—	(900)	—	(900)
Impairment loss - abandoned development costs	—	—	2,302	—
Noncash income tax provision (benefit), net	—	2,648	7,415	(636)
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	73	73	145	145
Noncash interest on derivatives, net	(26)	—	(26)	—
Impairment loss - abandoned development costs	—	—	(449)	—
Adjustments to FFO attributable to common stockholders, net	1,755	5,710	17,240	4,957
Adjusted FFO attributable to common stockholders	$(65,579)	$81,726	$(66,980)	$129,214

Adjusted FFO attributable to common stockholders decreased $147.3 million, or 180.2%, and $196.2 million, or 151.8.%, in the second quarter and first six months of 2020, respectively, as compared to the same periods in 2019 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our credit facility and a contribution from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, repayments of notes payable and our credit facility, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $34.9 million for the six months ended June 30, 2020, as compared to net cash provided of $136.1 million for the six months ended June 30, 2019. The net decrease to cash provided by operating activities during the first six months of 2020 as compared to the same period in 2019 was primarily due to the temporary suspensions and reduced operations at the 20 Hotels caused by the COVID-19 outbreak.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first six months of 2020 as compared to the first six months of 2019 was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Disposition deposit	$3,500	$—
Acquisition of hotel property	(1,296)	(193)
Acquisition of intangible asset	(50)	—
Renovations and additions to hotel properties and other assets	(32,849)	(52,733)
Payment for interest rate derivative	(111)	—
Net cash used in investing activities	$(30,806)	$(52,926)

During the first six months of 2020, we received a disposition deposit of $3.5 million from the buyer of the Renaissance Harborplace, which we sold in July 2020. This cash inflow was offset as we paid $1.3 million and $50,000 to purchase additional wet boat and dry boat slips, respectively, at the Oceans Edge Resort & Marina, invested $32.8 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

During the first six months of 2019, we paid $0.2 million to purchase an additional wet boat slip at the Oceans Edge Resort & Marina, and we invested $52.7 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2020 as compared to the first six months of 2019 was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Repurchases of outstanding common stock	$(103,894)	$(5,735)
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payment on credit facility	(250,000)	—
Payments on notes payable	(3,616)	(3,789)
Dividends and distributions paid	(149,856)	(141,097)
Distributions to noncontrolling interest	(2,000)	(2,738)
Contribution from noncontrolling interest	500	—
Net cash used in financing activities	$(212,858)	$(157,794)

During the first six months of 2020, we drew $300.0 million from our credit facility and received a $0.5 million contribution from our joint venture partner. This cash inflow was offset as we paid the following: $103.9 million to repurchase 9,770,081 shares of our outstanding common stock; $4.0 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $250.0 million to repay a portion of the amount outstanding on our credit facility; $3.6 million in principal payments on our notes payable; $149.9 million in dividends and distributions to our common and preferred stockholders; and $2.0 million in distributions to our joint venture partner.

During the first six months of 2019, we paid the following: $5.7 million to repurchase 432,464 shares of our outstanding common stock; $4.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $3.8 million in principal payments on our notes payable; $141.1 million in dividends and distributions to our common and preferred stockholders; and $2.7 million in distributions to our joint venture partner.

Future. We believe the ongoing effects of the COVID-19 pandemic and the current economic downturn on our operations will continue to have a material negative impact on our financial results and liquidity throughout the remainder of 2020 and possibly into 2021. As previously noted, operations at nine of the 19 Hotels remain suspended as of July 31, 2020, with the remainder operating at reduced capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity and access to capital markets to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that the capital markets will be available to us on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the negative cash flow at our hotels, capital investments in our hotels (albeit reduced from pre-COVID-19 levels for the remainder of 2020), repayment of principal on our notes payable and our credit facility, interest expense and dividends on our preferred stock. At this time, we do not expect to pay a quarterly common stock dividend through the remainder of the year. The resumption in quarterly common dividends will be determined by our Board of Directors after considering our obligations under our various financing agreements, projected taxable income, long-term operating projections, expected capital requirements and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of a portion of our planned 2020 non-essential capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

In March 2020, we drew $300.0 million under the revolving portion of our amended credit agreement as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020, we repaid $250.0 million of the outstanding credit facility balance after determining that we had sufficient cash on hand in addition to access to our credit facility. At June 30, 2020, $50.0 million remains outstanding on the revolving portion of our amended credit agreement, with $450.0 million of capacity available for additional borrowing under the agreement. In addition, we have the right to increase the revolving portion of the amended credit agreement, or to add term loans, in an amount up to $115.0 million, subject in each case, to a lender’s willingness to provide such increase or such term loans.

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

We are subject to various financial covenants on our credit facility, secured debt, corporate-level unsecured term loans and corporate-level unsecured senior notes. As of June 30, 2020, we were not in compliance with our unsecured debt covenants, but had received a temporary waiver of financial covenants pending the completion of a formal amendment. On July 15, 2020, we finalized the amendments on our credit agreement, unsecured term loans and unsecured senior notes, providing covenant relief through the first quarter of 2021, with the first quarterly covenant test as of the period ended June 30, 2021. Key terms of the amended agreements include:

●	Waiver of required financial covenants through the end of the first quarter of 2021, with quarterly testing resuming for the period ending June 30, 2021 (the “Covenant Relief Period”). The Company can elect to terminate the Covenant Relief Period early, subject to the achievement of certain financial covenants;
●	Following the end of the Covenant Relief Period, existing financial covenants will be phased-in over the following three quarters to ease compliance;
●	Continued payment of existing preferred stock dividends and the ability to issue up to $200.0 million of additional preferred stock, subject to the satisfaction of certain conditions;
●	Unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels;
●	Flexibility to invest up to $250.0 million into acquisitions (in addition to acquisitions funded with equity or with hotel sale proceeds) subject to maintaining certain minimum liquidity thresholds;
●	Ability to invest up to $110.0 million into capital improvements through the end of the Covenant Relief Period;
●	Ability to pay dividends on common stock to the extent required to maintain REIT status and comply with IRS regulations;
●	Addition of a 25-basis point LIBOR floor for the remaining term of the revolving credit facility and term loan facilities. The applicable LIBOR spread for each of the facilities will be fixed during the Covenant Relief Period. In addition, there will be a 1.00% increase in the annual interest rate of the senior notes during the Covenant Relief Period which will decrease to 0.75% following the Covenant Relief Period until the Company’s leverage ratio is below 5.0x; and
●	Addition of certain restrictions and covenants during the Covenant Relief Period including, but not limited to, restrictions on share repurchases, certain required mandatory debt prepayments on asset sales and equity issuances (if funds are not used to purchase assets), and restrictions on the incurrence of new indebtedness.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our amended credit facility and unsecured debt, our already strong balance sheet and our low leverage, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we anticipate a net loss on our operations for the year ending December 31, 2020.

Cash Balance. As of June 30, 2020, our unrestricted cash balance was $540.4 million. We believe that our current unrestricted cash balance and our ability to draw the remaining $450.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at our 19 Hotels are either temporarily suspended or greatly reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. During 2019, these provisions were triggered for the loan secured by the Hilton Times Square, and, as of June 30, 2020, $0.6 million in excess cash generated by the hotel was held in a lockbox account for the benefit of the lender and included in restricted cash on our consolidated balance sheet.

Debt. As of June 30, 2020, we had $1.0 billion of consolidated debt, $586.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.4 billion.

The $77.2 million mortgage secured by the Hilton Times Square matures in November 2020, and is available to be repaid without penalty beginning in August 2020. We have not made our debt payments on the loan since April 2020. In addition, the hotel’s ground leases require monthly rental payments be paid to the respective landlords, which we have not made since March 2020. As such, we have received default notices from the lender and landlords, and we are working with the lender to explore various options in advance of the November 2020 debt maturity, which could include a negotiated transfer of the hotel to the lender or its landlords or a discounted payoff of the loan.

The $220.0 million mortgage secured by the Hilton San Diego Bayfront initially matures in December 2020, but has three one-year options to extend. At this time, we intend to exercise all three of our available one-year options to extend the maturity to December 2023.

As of June 30, 2020, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020, and the $50.0 million outstanding on our credit facility, which interest is based upon LIBOR plus an applicable margin determined by the Company’s ratio of net indebtedness to EBITDA. As noted above, in July 2020, we finalized an amendment to our credit facility, which added a 25-basis point LIBOR floor for the remaining term of the facility and fixed the LIBOR spread during the Covenant Relief Period. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt and the amount outstanding on our credit facility, as of June 30, 2020, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 15 unencumbered hotels (subject to certain stipulations under our unsecured term loans and unsecured senior notes), 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 15 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Portland; Oceans Edge Resort & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced. Upon completion of the sale of the Renaissance Harborplace in July 2020, we have 14 unencumbered hotels, 13 of which are pledged to our credit facility.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of June 30, 2020 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$1,021,247	$189,945	$241,892	$349,410	$240,000
Interest obligations on notes payable (2)	143,438	36,089	51,871	32,606	22,872
Finance lease obligation, including imputed interest	108,714	1,403	2,806	2,806	101,699
Operating lease obligations, including imputed interest (3)	108,347	7,545	15,244	15,464	70,094
Payments-in-lieu of taxes obligation (4)	63,182	894	1,789	1,789	58,710
Construction commitments	23,954	23,954	—	—	—
Employment obligations	2,028	2,028	—	—	—
Total	$1,470,910	$261,858	$313,602	$402,075	$493,375

(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matures in December 2020 with three one-year options to extend. At this time, we expect to exercise all three of our available one-year options to extend the maturity to December 2023.
(2)	Interest on our variable-rate debt obligations is calculated based on the variable rates at June 30, 2020, and includes the effect of our interest rate derivative agreements.
(3)	Operating lease obligations on one of our ground leases expiring in 2091 contains provisions for determining scheduled rent increases after April 2020 based on the fair market value of the land. We are currently negotiating with the landlord to agree on the fair market value of the land; however, future adjustments to rent based on the fair market value of the land will be considered variable rent payments as stipulated by the operating lease agreement and will not be included in the above table. We have not made a payment to the landlord since March 2020, and are currently in default of the operating lease. In addition, operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(4)	Under the terms of a sublease agreement at one of our hotels, sublease rent payments are considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program. The sublease agreement calls for an adjustment to property tax amounts due under the agreement after April 2020 based on the fair market value of the land. We are currently negotiating with the landlord to agree on the fair market value of the land; therefore, the above table does not contemplate any property tax increases. We have not made a payment to the landlord since March 2020, and are currently in default of the sublease.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $32.8 million in our portfolio and other assets during the first six months of 2020. As of June 30, 2020, we have contractual construction commitments totaling $24.0 million for ongoing renovations. As noted above, in light of the COVID-19 global pandemic, we have elected to conserve cash by deferring a portion of our planned 2020 non-essential capital improvements into our portfolio. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of June 30, 2020, our balance sheet includes restricted cash of $42.5 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 19 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 global pandemic, some of our third-party managers have suspended the requirement to fund into the FF&E reserves for the remainder of 2020. Additionally, some of our third-party managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

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

As of June 30, 2020, 73.6% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.7 million based on the variable rate at June 30, 2020. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $2.1 million, based on the variable rate at June 30, 2020.

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

The COVID-19 global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, either have been or are subject to mandatory shelter-in-place orders, all of which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes. In response to the COVID-19 pandemic, during the first six months of 2020, we temporarily suspended operations at 15 of the 19 Hotels. As of July 31, 2020, we have resumed operations at six hotels. All operating hotels are currently running at limited capacity with significantly reduced staffing, limited food and beverage operations and materially reduced amenity offerings. We may determine in the future that it is in the best interest of our Company, guests and employees to temporarily suspend operations at some or all of our open hotels. With hotel operations temporarily suspended or reduced, we may be required to use a substantial portion of our available cash to pay hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Use of the Company’s cash will reduce the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our common and preferred stockholders. We have suspended paying dividends on our common stock in order to conserve cash. We cannot predict how long the COVID-19 pandemic will last or what the long-term impact will be on hotel operations and our cash position.

To date we have incurred, and expect to continue to incur, significant costs directly related to COVID-19. In the first six months of 2020, we incurred $17.6 million in costs related to additional wages, benefits and severance for furloughed or laid off hotel employees. We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19.

In March 2020, we drew $300.0 million under the revolving portion of our amended credit agreement as a precautionary measure to increase our cash position and preserve financial flexibility. We repaid $250.0 million of the outstanding credit facility balance in June 2020, after determining that we had sufficient cash on hand in addition to access to our credit facility. The revolving portion of the amended credit agreement matures on April 14, 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions. We currently have $450.0 million of capacity available for additional borrowing under the revolving portion of our amended credit agreement.

As of June 30, 2020, we were not in compliance with our unsecured debt covenants, but had received a temporary waiver of financial covenants pending the completion of a formal amendment. In July 2020, we finalized the amendments to our credit agreement, unsecured term loans and unsecured senior notes, providing covenant relief through the first quarter of 2021, with the first quarterly covenant test as of the period ended June 30, 2021. There can be no assurance that we will be in compliance with our unsecured debt agreements once testing resumes in 2021. If we are unable to obtain waivers and we do not meet our covenants, the lenders on our line of credit, unsecured term loans and unsecured senior notes may require us to repay the loans. In addition, due to the suspension of operations at certain hotels and the reduced cash flows at other hotels, our mortgage loans will likely require a cash sweep be put in place, restricting the use of that cash until the cash sweep requirement is terminated. Failure to meet any financial covenants of our secured and unsecured debt would adversely affect our financial conditions and results from operations.

We are unable to predict when any of our hotels with temporarily suspended operations will resume operations. Moreover, once travel advisories and restrictions, which may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19 (such as has occurred in many states in the U.S. in July 2020), are lifted, travel demand may remain weak for a significant length of time as individuals may fear traveling, and we are unable to predict if and when occupancy and the average daily rate at each of the 19 Hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rate at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.

To preserve additional liquidity, we have temporarily suspended both our stock repurchase program and our common stock quarterly dividend, and deferred a portion of our portfolio’s planned 2020 non-essential capital improvements. We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our credit facility and unsecured debt, our already strong balance sheet and our low leverage, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we anticipate a net loss on our operations for the year ending December 31, 2020.

The market price of our common stock has been and may continue to be negatively affected by the impact of the COVID-19 pandemic on our hotel operations and future earnings. The extent of the effects of the pandemic on our business and the hotel industry at large is significant and highly uncertain, and will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, the development, distribution and administration of a successful vaccine or therapy, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in Item 1A. “Risk Factors” included in our Form 10-K.

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

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2020 - April 30, 2020	—	$—	—	$400,000,001
May 1, 2020 - May 31, 2020	—	$—	—	$400,000,001
June 1, 2020 - June 30, 2020	—	$—	—	$400,000,001
Total	—	$—	—	$400,000,001

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 5, 2020	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)