Form 10-Q
period 2020-09-30
Sunstone Hotel Investors, Inc.
filed 2020-11-06
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 215,635,550 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$461,288	$816,857
Restricted cash	42,346	48,116
Accounts receivable, net	4,624	35,209
Prepaid expenses and other current assets	14,500	13,550
Total current assets	522,758	913,732
Investment in hotel properties, net	2,621,476	2,872,353
Finance lease right-of-use asset, net	46,549	47,652
Operating lease right-of-use assets, net	39,489	60,629
Deferred financing costs, net	3,686	2,718
Other assets, net	12,824	21,890
Total assets	$3,246,782	$3,918,974
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,162	$35,614
Accrued payroll and employee benefits	15,747	25,002
Dividends and distributions payable	3,208	135,872
Other current liabilities	36,562	46,955
Current portion of notes payable, net	188,096	82,109
Total current liabilities	287,775	325,552
Notes payable, less current portion, net	743,545	888,954
Finance lease obligation, less current portion	15,569	15,570
Operating lease obligations, less current portion	45,939	49,691
Other liabilities	25,909	18,136
Total liabilities	1,118,737	1,297,903
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 215,635,550 shares issued and outstanding at September 30, 2020 and 224,855,351 shares issued and outstanding at December 31, 2019	2,156	2,249
Additional paid in capital	2,584,005	2,683,913
Retained earnings	951,765	1,318,455
Cumulative dividends and distributions	(1,640,178)	(1,619,779)
Total stockholders’ equity	2,087,748	2,574,838
Noncontrolling interest in consolidated joint venture	40,297	46,233
Total equity	2,128,045	2,621,071
Total liabilities and equity	$3,246,782	$3,918,974

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Room	$16,266	$200,242	$147,535	$580,835
Food and beverage	2,109	61,366	50,312	206,183
Other operating	10,535	20,031	32,699	55,197
Total revenues	28,910	281,639	230,546	842,215
OPERATING EXPENSES
Room	13,715	52,514	65,037	152,606
Food and beverage	7,748	44,928	54,533	140,149
Other operating	1,295	4,162	6,283	12,494
Advertising and promotion	3,895	13,285	20,447	40,998
Repairs and maintenance	6,075	10,632	21,499	31,107
Utilities	4,170	7,458	13,238	20,656
Franchise costs	663	8,606	6,337	24,024
Property tax, ground lease and insurance	20,800	21,880	59,975	62,842
Other property-level expenses	9,528	30,913	47,109	97,768
Corporate overhead	6,582	7,395	22,414	22,989
Depreciation and amortization	33,005	37,573	104,290	110,484
Impairment losses	—	—	133,466	—
Total operating expenses	107,476	239,346	554,628	716,117
Interest and other income	139	3,762	2,751	13,497
Interest expense	(12,742)	(13,259)	(43,199)	(43,401)
Gain on sale of assets	189	—	189	—
Loss on extinguishment of debt	(210)	—	(210)	—
(Loss) income before income taxes	(91,190)	32,796	(364,551)	96,194
Income tax benefit (provision), net	83	749	(6,575)	1,185
NET (LOSS) INCOME	(91,107)	33,545	(371,126)	97,379
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,816	(2,508)	4,436	(6,062)
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(92,499)	$27,829	$(376,312)	$81,695

Basic and diluted per share amounts:
Basic and diluted (loss) income attributable to common stockholders per common share	$(0.43)	$0.12	$(1.74)	$0.36
Basic and diluted weighted average common shares outstanding	214,257	224,530	216,498	226,369

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2019 (audited)	4,600,000	$115,000	3,000,000	$75,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071
Amortization of deferred stock compensation	—	—	—	—	—	—	2,324	—	—	—	2,324
Issuance of restricted common stock, net	—	—	—	—	456,219	4	(3,996)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	—	—	(355)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Repurchases of outstanding common stock	—	—	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	—	—	(162,061)	—	(458)	(162,519)
Balance at March 31, 2020	4,600,000	115,000	3,000,000	75,000	215,541,134	2,155	2,578,445	1,156,394	(1,633,763)	43,775	2,337,006
Amortization of deferred stock compensation	—	—	—	—	—	—	3,193	—	—	—	3,193
Issuance of restricted common stock	—	—	—	—	94,416	1	(1)	—	—	—	—
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	500	500
Net loss	—	—	—	—	—	—	—	(115,338)	—	(2,162)	(117,500)
Balance at June 30, 2020	4,600,000	$115,000	3,000,000	$75,000	215,635,550	$2,156	$2,581,637	$1,041,056	$(1,636,970)	$42,113	$2,219,992
Amortization of deferred stock compensation	—	—	—	—	—	—	2,368	—	—	—	2,368
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,210)	—	(1,210)
Net loss	—	—	—	—	—	—	—	(89,291)	—	(1,816)	(91,107)
Balance at September 30, 2020	4,600,000	$115,000	3,000,000	$75,000	215,635,550	$2,156	$2,584,005	$951,765	$(1,640,178)	$40,297	$2,128,045

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2018 (audited)	4,600,000	$115,000	3,000,000	$75,000	228,246,247	$2,282	$2,728,684	$1,182,722	$(1,440,202)	$47,685	$2,711,171
Amortization of deferred stock compensation	—	—	—	—	—	—	2,221	—	—	—	2,221
Issuance of restricted common stock, net	—	—	—	—	345,132	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,429)	—	(11,429)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,950)	(1,950)
Net income	—	—	—	—	—	—	—	16,317	—	1,599	17,916
Balance at March 31, 2019	4,600,000	115,000	3,000,000	75,000	228,587,447	2,286	2,726,466	1,199,039	(1,454,838)	47,334	2,710,287
Amortization of deferred stock compensation	—	—	—	—	—	—	3,002	—	—	—	3,002
Issuance of restricted common stock	—	—	—	—	51,840	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,411)	—	(11,411)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(788)	(788)
Repurchases of outstanding common stock	—	—	—	—	(432,464)	(4)	(5,731)	—	—	—	(5,735)
Net income	—	—	—	—	—	—	—	43,963	—	1,955	45,918
Balance at June 30, 2019	4,600,000	$115,000	3,000,000	$75,000	228,206,823	$2,282	$2,723,737	$1,243,002	$(1,469,456)	$48,501	2,738,066
Amortization of deferred stock compensation	—	—	—	—	—	—	2,249	—	—	—	2,249
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,243)	—	(11,243)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,210)	—	(1,210)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,625)	(2,625)
Repurchases of outstanding common stock	—	—	—	—	(3,344,845)	(33)	(44,232)	—	—	—	(44,265)
Net income	—	—	—	—	—	—	—	31,037	—	2,508	33,545
Balance at September 30, 2019	4,600,000	$115,000	3,000,000	$75,000	224,861,978	$2,249	$2,681,754	$1,274,039	$(1,483,907)	$48,384	$2,712,519

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(371,126)	$97,379
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	305	405
Gain on sale of assets	(189)	—
Loss on extinguishment of debt	210	—
Noncash interest on derivatives and finance lease obligations, net	5,534	6,908
Depreciation	104,259	110,416
Amortization of franchise fees and other intangibles	31	68
Amortization of deferred financing costs	2,288	2,094
Amortization of deferred stock compensation	7,509	7,168
Impairment losses	133,466	—
Deferred income taxes, net	7,415	(246)
Changes in operating assets and liabilities:
Accounts receivable	30,173	(10,700)
Prepaid expenses and other assets	75	(1,744)
Accounts payable and other liabilities	2,923	2,449
Accrued payroll and employee benefits	(9,255)	(3,045)
Operating lease right-of-use assets and obligations	(923)	(523)
Net cash (used in) provided by operating activities	(87,305)	210,629
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	76,855	—
Acquisition of hotel property	(1,296)	(193)
Acquisition of intangible asset	(102)	—
Renovations and additions to hotel properties and other assets	(44,043)	(75,277)
Payment for interest rate derivative	(111)	—
Net cash provided by (used in) investing activities	31,303	(75,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(103,894)	(50,000)
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payments on credit facility	(300,000)	—
Payments on notes payable	(40,190)	(5,770)
Payments of deferred financing costs	(2,698)	—
Dividends and distributions paid	(153,063)	(155,715)
Distributions to noncontrolling interest	(2,000)	(5,363)
Contribution from noncontrolling interest	500	—
Net cash used in financing activities	(305,337)	(221,283)
Net decrease in cash and cash equivalents and restricted cash	(361,339)	(86,124)
Cash and cash equivalents and restricted cash, beginning of period	864,973	862,369
Cash and cash equivalents and restricted cash, end of period	$503,634	$776,245

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$461,288	$730,039
Restricted cash	42,346	46,206
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$503,634	$776,245

The Company paid the following amounts for interest and income taxes, during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$34,118	$36,703
Cash paid for income taxes, net	$18	$354

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the nine months ended September 30, 2020 and 2019 consisted of the following:

	Nine Months Ended September 30,
	2020	2019
Accrued renovations and additions to hotel properties and other assets	$7,195	$8,149
Amortization of deferred stock compensation — construction activities	$376	$304
Dividends and distributions payable	$3,208	$14,451

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

As of September 30, 2020, the Company had interests in 19 hotels (the “19 Hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	7
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of September 30, 2020	19

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

In response to the COVID-19 pandemic, the Company temporarily suspended operations at the following 15 hotels during the nine months ended September 30, 2020, 12 of which have since resumed operations:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Hilton Times Square	June 30, 2020
Renaissance Westchester	April 4, 2020

The Company is unable to predict when any of its remaining hotels with temporarily suspended operations will resume their operations, or if those hotels that have resumed operations will be temporarily suspended again. The extent of the effects of the COVID-19 pandemic on the Company’s business and the hotel industry at large is significant and highly uncertain, and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the development, distribution, and administration of a successful vaccine or therapy, and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2020.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(91,107)	$33,545	$(371,126)	$97,379
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,816	(2,508)	4,436	(6,062)
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
Distributions paid on unvested restricted stock compensation	—	(61)	(69)	(183)
Undistributed income allocated to unvested restricted stock compensation	—	(89)	—	(257)
Numerator for basic and diluted (loss) income attributable to common stockholders	$(92,499)	$27,679	$(376,381)	$81,255
Denominator:
Weighted average basic and diluted common shares outstanding	214,257	224,530	216,498	226,369
Basic and diluted (loss) income attributable to common stockholders per common share	$(0.43)	$0.12	$(1.74)	$0.36

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2020 and 2019, as their inclusion would have been anti-dilutive.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will continue to own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the appropriate discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, three hotels were impaired during the first nine months of 2020 (see Note 5).

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, the operating lease right-of-use asset at one hotel was impaired during the first nine months of 2020 (see Note 5).

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

At both September 30, 2020 and December 31, 2019, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to hotel guests, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Room revenue and other occupancy based fees are recognized over a guest’s stay at a previously agreed upon daily rate. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is recognized by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is recognized by the Company on a gross basis, with the related discount or commission recognized in room expense. A majority of the Company’s hotels participate in frequent guest programs sponsored by the hotel brand owners whereby the hotel allows guests to earn loyalty points during their hotel stay. The Company expenses charges associated with these programs as incurred, and recognizes revenue at the amount it will receive from the brand when a guest redeems their loyalty points by staying at one of the Company’s hotels. In addition, some contracts for rooms or food and beverage services require an advance deposit, which the Company records as deferred revenue (or a contract liability) and recognizes once the performance obligations are satisfied. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill their contracted minimum number of room nights or minimum food and beverage spending requirements, are generally recognized as revenue in the period these fees are collected.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Trade receivables, net (1)	$4,499	$21,201
Contract liabilities (2)	$15,587	$18,498

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

The Company did not recognize any revenue related to its outstanding contract liabilities during the three months ended September 30, 2020. During the nine months ended September 30, 2020, and the three and nine months ended September 30, 2019, the Company recognized approximately $10.2 million, $1.0 million and $16.3 million, respectively, in revenue related to its outstanding contract liabilities.

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

3. Investment in Hotel Properties

Investment in hotel properties, net for the 19 Hotels consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Land	$581,426	$601,181
Buildings and improvements	2,707,102	2,950,534
Furniture, fixtures and equipment	464,588	506,754
Intangible assets	25,111	32,610
Franchise fees	743	743
Construction in progress	39,026	40,639
Investment in hotel properties, gross	3,817,996	4,132,461
Accumulated depreciation and amortization	(1,196,520)	(1,260,108)
Investment in hotel properties, net	$2,621,476	$2,872,353

During the first quarter of 2020, the Company wrote down its investment in hotel properties and recorded impairment losses of $89.4 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester (see Note 5). In addition, during the first quarter of 2020, the Company recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of its hotels.

4. Disposal

The Company sold the Renaissance Harborplace in July 2020, for net proceeds of $76.9 million, and recorded a net gain of $0.2 million on the sale. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation. During the second quarter of 2020, the Company wrote down the hotel’s assets and recorded an impairment loss of $18.1 million (see Note 5).

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2020 and December 31, 2019, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2020 and December 31, 2019, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The Company sold the Renaissance Harborplace in July 2020 (see Note 4). During the second quarter of 2020, the Company recorded an impairment loss of $18.1 million related to this hotel as the fair value less costs to sell was lower than the carrying value of the hotel. The impairment loss was determined using Level 2 measurements, consisting of the third-party offer price less estimated costs to sell the hotel, and is included in impairment losses on the Company’s consolidated statements of operations for the nine months ended September 30, 2020.

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

To determine the impairment loss for the Hilton Times Square, the Company applied Level 3 measurements to estimate the fair value of the hotel, using a discounted cash flow analysis, taking into account the hotel’s expected cash flow and its estimated market value based upon a market participant’s holding period. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples. To determine the impairment loss for the Renaissance Westchester, the Company used Level 2 measurements to estimate the fair value of the hotel, using appraisal techniques to estimate its market value. The Company concluded that the estimated fair value of each hotel was less than its carrying value, resulting in the Company recording impairment charges of $107.9 million on the Hilton Times Square and $5.2 million on the Renaissance Westchester, which are included in impairment losses on the Company’s consolidated statements of operations for the nine months ended September 30, 2020. The $107.9 million impairment on the Hilton Times Square is comprised of an $89.4 million write down of the Company’s investment in hotel properties, net (see Note 3), and an $18.5 million write down of the Company’s operating lease right-of-use assets, net (see Note 9). The $5.2 million impairment on the Renaissance Westchester consisted solely of a $5.2 million write down of the Company’s investment in hotel properties, net (see Note 3). Following these first quarter 2020 impairments, as of March 31, 2020, the fair market values of the Hilton Times Square and the Renaissance Westchester were $61.3 million and $29.5 million, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2020 (unaudited):
Interest rate cap derivatives	$1	$—	$1	$—
Total assets measured at fair value at September 30, 2020	$1	$—	$1	$—

December 31, 2019:
Renaissance Harborplace (1)	$96,725	$—	$—	$96,725
Total assets measured at fair value at December 31, 2019	$96,725	$—	$—	$96,725

(1)	The fair market value of the Renaissance Harborplace is included in investment in hotel properties, net on the Company’s consolidated balance sheet at December 31, 2019.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2020 (unaudited):
Interest rate swap derivatives	$6,505	$—	$6,505	$—
Total liabilities measured at fair value at September 30, 2020	$6,505	$—	$6,505	$—

December 31, 2019:
Interest rate swap derivatives	$1,081	$—	$1,081	$—
Total liabilities measured at fair value at December 31, 2019	$1,081	$—	$1,081	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2020 (unaudited) and December 31, 2019 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2020	2019
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	$—	$—
Hilton San Diego Bayfront	Cap (2)	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	$220,000	1	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(2,429)	(132)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(4,076)	(949)
							$(6,504)	$(1,081)
(1)	The fair values of both cap agreements and both swap agreements are included in other assets, net and other liabilities, respectively, on the accompanying consolidated balance sheets as of both September 30, 2020 and December 31, 2019.
(2)	In April 2020, the Company purchased a new interest rate cap agreement for $0.1 million related to the existing loan secured by the Hilton San Diego Bayfront. The new cap agreement, whose terms are substantially the same as the terms under the prior cap agreement, effectively extends the cap agreement’s maturity date to December 15, 2021.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and nine months ended September 30, 2020 and 2019 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Noncash interest on derivatives	$(762)	$1,098	5,534	$6,740

Fair Value of Debt

As of September 30, 2020 and December 31, 2019, 76.5% and 77.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2020 (unaudited) and December 31, 2019 were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value
Debt	$934,673	$899,548	$974,863	$976,012

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Property and equipment, net	$7,014	$7,642
Deferred rent on straight-lined third-party tenant leases	2,879	3,542
Deferred income tax assets, net (1)	—	7,415
Interest rate cap derivatives	1	—
Other receivables	2,623	2,984
Other	307	307
Total other assets, net	$12,824	$21,890
(1)	During the first quarter of 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company can no longer be assured that it will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on the Company’s hotel operations.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 1, 2020 through January 6, 2025. The notes are collateralized by first deeds of trust on four hotel properties at both September 30, 2020 and December 31, 2019.	$324,673	$329,863
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; initial maturity on December 9, 2020 with notice provided to the lender of intent to exercise the first available one-year extension; two additional one-year options to extend remain, which the Company also intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.791%. Matures on September 3, 2022. (1)	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.053%. Matures on January 31, 2023. (1)	100,000	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.69%. Matures on January 10, 2026. (2)	90,000	120,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.79%. Matures on January 10, 2028. (2)	115,000	120,000
Total notes payable	$934,673	$974,863

Current portion of notes payable	$189,189	$83,975
Less: current portion of deferred financing costs	(1,093)	(1,866)
Carrying value of current portion of notes payable	$188,096	$82,109

Notes payable, less current portion	$745,484	$890,888
Less: long-term portion of deferred financing costs	(1,939)	(1,934)
Carrying value of notes payable, less current portion	$743,545	$888,954

(1)	As described below, the Company entered into the Unsecured Debt Amendments (as defined below) in July 2020. As part of the amendments, a 25-basis point LIBOR floor was added for the remaining term of the term loan facilities and interest was increased to 220 basis points, the high point of the agreed upon range. After the Covenant Relief Period (as defined below), interest will revert back to the original terms of the pricing grid with a range of 135 to 220 basis points, depending on the Company’s leverage ratios. The effective interest rate of the $85.0 million term loan increased from 2.941% to 3.791%, and the effective interest rate of the $100.0 million term loan increased from 3.203% to 4.053%, in each case at December 31, 2019 and September 30, 2020, respectively.
(2)	As described below, the Company entered into the Unsecured Debt Amendments (as defined below) in July 2020. As part of the amendments, the annual interest rate on both of the senior notes increased by 1.00%. As a result, the interest rate of the Series A Senior Notes increased from 4.69% to 5.69%, and the interest rate of the Series B Senior Notes increased from 4.79% to 5.79%, in each case at December 31, 2019 and September 30, 2020, respectively. After the Covenant Relief Period (as defined below), the interest rates on the senior notes will decrease by 0.25% until the Company’s leverage ratio is below 5.0x.

The Company has not made its debt payments for the $77.2 million loan secured by the Hilton Times Square since April 2020; although the Company continues to accrue interest expense on the debt, including $1.7 million in default interest and penalties accrued as of September 30, 2020. While the Company is required to record such default interest and penalties, recovery by the lender of these expenses is non-recourse to the Company, and the Company does not intend to pay the default interest and penalties as part of the ultimate resolution with the lender. The loan matures on November 1, 2020, and is included in current portion of notes payable on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019. In addition, the hotel’s ground leases require monthly payments be paid to the respective landlords, which the Company has not made since March 2020 (see Notes 8 and 9). As such, the Company has received default notices from its lender and landlords, and is working with the lender to explore various options in advance of the November 2020 debt maturity, which could include a negotiated transfer of the hotel to the lender or its landlords or a discounted payoff of the loan.

In March 2020, the Company drew $300.0 million under the revolving portion of its credit facility as a precautionary measure to increase the Company’s cash position and preserve financial flexibility. In June 2020 and August 2020, the Company repaid $250.0 million and $11.2 million, respectively, of the outstanding credit facility balance after determining that it had sufficient cash on hand in addition to access to its credit facility. Also in August 2020, the Company used a portion of the proceeds it received from the sale of the Renaissance Harborplace to repay $38.8 million of the outstanding credit facility balance as stipulated in the amended agreements to its unsecured debt described below. As of September 30, 2020, the Company has no amount outstanding under the credit facility.

In July 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). The Unsecured Debt Amendments were deemed to be debt modifications and accounted for accordingly. Key terms of the Unsecured Debt Amendments include:

●	Waiver of required financial covenants through the end of the first quarter of 2021, with quarterly testing resuming for the period ending June 30, 2021 (the “Covenant Relief Period”). The Company can elect to terminate the Covenant Relief Period early, subject to the achievement of certain financial covenants;
●	Following the end of the Covenant Relief Period, existing financial covenants will be phased-in over the following three quarters to ease compliance;
●	Continued payment of existing preferred stock dividends and the ability to issue up to $200.0 million of additional preferred stock, subject to the satisfaction of certain conditions;
●	Unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels;
●	Flexibility to invest up to $250.0 million into acquisitions (in addition to acquisitions funded with equity or with hotel sale proceeds) subject to maintaining certain minimum liquidity thresholds;
●	Ability to invest up to $110.0 million into capital improvements from May 1, 2020 through the end of the Covenant Relief Period;
●	Ability to pay dividends on common stock to the extent required to maintain REIT status and comply with IRS regulations;
●	Addition of a 25-basis point LIBOR floor for the remaining term of the revolving credit facility and term loan facilities. The applicable LIBOR spread for each of the facilities will be fixed during the Covenant Relief Period. In addition, there will be a 1.00% increase in the annual interest rate of the senior notes during the Covenant Relief Period which will decrease by 0.25% following the Covenant Relief Period until the Company’s leverage ratio is below 5.0x; and

●	Addition of certain restrictions and covenants during the Covenant Relief Period including, but not limited to, restrictions on share repurchases, certain required mandatory debt prepayments on asset sales and equity issuances (if funds are not used to purchase assets), and restrictions on the incurrence of new indebtedness.

At September 30, 2020, the Company has $500.0 million of capacity available for additional borrowing under the revolving portion of its credit facility. The revolving portion of the amended credit facility matures in April 14, 2023, but may be extended for two six-month periods to April 14, 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In September 2020, the Company repaid $35.0 million of its senior notes, comprising $30.0 million to the Series A note holders and $5.0 million to the Series B note holders, using a portion of the proceeds the Company received from the sale of the Renaissance Harborplace as stipulated in the Unsecured Debt Amendments. In conjunction with the repayments, the Company recorded a $0.2 million loss on extinguishment of debt related to the write-off of deferred financing fees.

The Company is subject to various financial covenants on its secured and unsecured debt. Due to COVID-19’s negative impact on the Company’s operations throughout 2020 and its expected impact into 2021, it is possible that the Company may not meet the terms of its unsecured debt financial covenants once such covenants are effective again in 2021. As of November 1, 2020, operations at three of the 19 Hotels remain suspended due to COVID-19, with the remainder operating at reduced capacities. The Company’s future liquidity will depend on the gradual return of guests, particularly group business, to its hotels and the stabilization of demand throughout its portfolio. The Company is currently working with its lenders to extend the Covenant Relief Period, however, there is no assurance that the Company will be able to obtain an extension in a timely manner, or on acceptable terms. If the Company is unable to obtain an extension of the Covenant Relief Period and is not able to satisfy the financial covenants following the end of the existing waiver period, the lenders of its unsecured debt may require the Company to repay the loans, which could raise doubt about the Company’s ability to continue as a going concern.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense on debt and finance lease obligations (1)	$12,612	$11,406	$35,377	$34,399
Noncash interest on derivatives and finance lease obligations, net	(762)	1,155	5,534	6,908
Amortization of deferred financing costs	892	698	2,288	2,094
Total interest expense	$12,742	$13,259	$43,199	$43,401

(1)	Includes default interest and penalties of $0.9 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, on the loan secured by the Hilton Times Square. As noted above, the Company does not intend to pay the default interest and penalties as part of the ultimate resolution with the lender.

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Property, sales and use taxes payable	$13,971	$16,074
Accrued interest	7,462	6,735
Advance deposits	12,845	18,001
Management fees payable	92	1,527
Other	2,192	4,618
Total other current liabilities	$36,562	$46,955

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Deferred revenue	$7,252	$5,225
Deferred property taxes payable (1)	8,830	8,887
Interest rate swap derivatives	6,505	1,081
Other	3,322	2,943
Total other liabilities	$25,909	$18,136

(1)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts are considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program. In accordance with the terms of the sublease agreement, a portion of the property taxes has been deferred, with installments due beginning in 2020 through 2029. At September 30, 2020 and December 31, 2019, an additional $2.2 million and $1.4 million, respectively, of deferred property taxes payable are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets. Under the terms of the sublease agreement, the amount due for current property taxes was adjusted in May 2020 based on the fair market value of the land. While the Company is negotiating with the landlord to agree on the fair market value of the land, the Company is recording property tax expense in accordance with the lease based on 90.0% of the landlord’s estimate of fair value. The sublease agreement requires monthly payments be paid to the landlord, which the Company has not made since March 2020. As such, the Company has received a default notice from the landlord, and a total of $1.2 million in accrued sublease current property taxes is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet as of September 30, 2020 (see Notes 7 and 9).

9. Leases

The Company has both finance and operating leases for ground, building, office and air leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Finance Lease:
Right-of-use asset, gross (buildings and improvements)	$58,799	$58,799
Accumulated amortization	(12,250)	(11,147)
Right-of-use asset, net	$46,549	$47,652

Accounts payable and accrued expenses	$1	$1
Lease obligation, less current portion	15,569	15,570
Total lease obligation	$15,570	$15,571

Remaining lease term	77 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net (1)	$39,489	$60,629

Accounts payable and accrued expenses	$4,972	$4,743
Lease obligations, less current portion	45,939	49,691
Total lease obligations	$50,911	$54,434

Weighted average remaining lease term	25 years
Weighted average discount rate	5.4%

(1)	During the first quarter of 2020, the Company wrote down its operating lease right-of-use assets, net and recorded an impairment loss of $18.5 million on the Hilton Times Square (see Note 5).

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$368	$367	$1,103	$1,103
Interest on lease obligations	351	647	1,053	1,936
Operating lease cost (1)	2,681	1,729	6,751	5,187
Variable lease cost	15	1,958	39	4,878
Total lease cost	$3,415	$4,701	$8,946	$13,104
(1)	Under the terms of the operating lease at the Hilton Times Square, the variable rent amount was adjusted in May 2020 based on the fair market value of the land. While the Company is negotiating with the landlord to agree on the fair market value of the land, the Company is recording operating lease cost in accordance with the lease based on 90.0% of the landlord’s estimate of fair value. The operating lease requires monthly rental payments be paid to the landlord, which the Company has not made since March 2020. As such, the Company has received a default notice from the landlord, and a total of $2.4 million in accrued operating lease rental payments is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet as of September 30, 2020. (see Notes 7 and 8).

Supplemental cash flow information related to leases was as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating cash flows used for operating leases	$4,923	$5,365

Changes in operating lease right-of-use assets	$2,606	$2,564
Changes in operating lease obligations	(3,529)	(3,087)
Changes in operating lease right-of-use assets and lease obligations, net	$(923)	$(523)

Operating right-of-use assets obtained in exchange for operating lease obligations	$—	$45,677

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

Common Stock

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors increased the Company’s stock repurchase program to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During the first quarter of 2020, the Company repurchased 9,770,081 shares of its common stock for $103.9 million, including fees and commissions, leaving approximately $400.0 million of remaining authorized capacity under the program. As of September 30, 2020, no shares of the Company’s preferred stock have been repurchased. Due to the negative impact of COVID-19 on the Company’s business, the Company has suspended its stock repurchase program in order to preserve additional liquidity. Future repurchases will depend on various factors, including the Company’s capital needs, compliance with its debt covenants, as well as the Company’s common and preferred stock price.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three and nine months ended September 30, 2020 and 2019 were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense, including forfeitures	$2,238	$2,146	$7,509	$7,168

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. These capitalized costs totaled $0.1 million during both the three months ended September 30, 2020 and 2019, and $0.4 million and $0.3 million during the nine months ended September 30, 2020 and 2019, respectively.

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

Total basic and incentive management fees incurred by the Company during the three and nine months ended September 30, 2020 and 2019 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic management fees	$624	$7,767	$6,179	$23,404
Incentive management fees	—	511	—	6,041
Total basic and incentive management fees	$624	$8,278	$6,179	$29,445

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotels. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Total license and franchise fees incurred by the Company during the three and nine months ended September 30, 2020 and 2019 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Franchise assessments (1)	$555	$6,391	$5,349	$18,005
Franchise royalties (2)	108	2,215	988	6,019
Total franchise costs	$663	$8,606	$6,337	$24,024

(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At September 30, 2020, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2020 totaled $17.4 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of September 30, 2020, 13 of the 19 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	32%	35%
Florida	2	10%	12%
Hawaii	1	5%	13%
Illinois	3	11%	6%
Massachusetts	2	15%	14%

Other

The Company incurred $11.3 million and $28.9 million of additional expenses as a result of the COVID-19 outbreak during the third quarter and first nine months of 2020, respectively, related to wages and benefits for furloughed or laid off hotel employees, which included severance of $6.8 million and $8.0 million accrued in the third quarter and first nine months of 2020, respectively.

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

At September 30, 2020, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2020.

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

13. Subsequent Event

The debt secured by the Hilton Times Square matured on November 1, 2020. At this time the debt remains in default and the Company continues to work with its lender to come to a resolution.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2020, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the impact on our business of the novel coronavirus (COVID-19) global pandemic and the response of governments and us to the outbreak;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19;
●	the impact on our business of existing defaults or potential defaults by us on our debt agreements or leases;
●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs between the U.S. and its trading partners, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic or the adverse effects of climate change, affecting the lodging and travel industry, internationally, nationally and locally;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	the ground, building or airspace leases for four of the 19 hotels we had interests in as of September 30, 2020;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants in our debt and preferred stock;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;
●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and
●	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of September 30, 2020, we had interests in 19 hotels (the “19 Hotels”) currently held for investment, which average 526 rooms in size. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 19 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers.

COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency, which led to material group cancellations, corporate and government travel restrictions and a significant decline in transient demand. As a result of these cancellations, restrictions, and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at the majority of our hotels. In response to the COVID-19 pandemic, we temporarily suspended operations at the following 15 hotels during the first half of 2020, 12 of which have since resumed operations as of November 1, 2020:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Hilton Times Square	June 30, 2020
Renaissance Westchester	April 4, 2020

Four of the 19 Hotels have remained open throughout the first nine months of 2020: the Boston Park Plaza; the Embassy Suites La Jolla; the Renaissance Long Beach; and the Renaissance Los Angeles Airport. The hotels in operation during the third quarter and first nine months of 2020 experienced a significant decrease in occupancy due to the COVID-19 pandemic. As a result, we, in conjunction with our third-party managers, materially reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of various parts of the hotels. In addition, enhanced cleaning procedures and revised operating standards were developed and implemented.

We incurred $11.3 million and $28.9 million of additional expenses as a result of the COVID-19 outbreak during the third quarter and first nine months of 2020, respectively, related to wages and benefits for furloughed or laid off hotel employees, which included severance of $6.8 million and $8.0 million accrued in the third quarter and first nine months of 2020, respectively.

Our asset management team has worked closely with each hotel’s third-party manager to create a detailed path to reopening, which includes the following protocols:

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

In addition to approving the above COVID-19 protocols, before we authorize a hotel to resume operations, we first determine whether enough demand exists in the hotel’s market to financially support resuming operations. As hotels begin to resume operations, we are experiencing more competition for hotel guests. After reaching a trough in April, we are experiencing slow but steady improvements in hotel demand, most significantly in leisure travel, which benefited our hotels in drive-to leisure markets such as the Embassy Suites La Jolla, the Renaissance Long Beach and the Oceans Edge Resort & Marina. We also experienced a modest demand increase at our hotels in certain urban markets after resuming operations in Boston, Chicago, New Orleans and San Diego. At this point, the majority of our group business for 2020 has cancelled. Of the group business that has cancelled to date, approximately 23% has rebooked into future periods. While a recovery timeline is highly uncertain, we expect to resume operations at our three remaining suspended hotels as soon as there is sufficient market demand, which we anticipate may not occur until the first half of 2021. The extent of the effects of the pandemic on our business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, the development, distribution, and administration of a successful vaccine or therapy, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

In response to this challenging economic environment, we are focused on maximizing our liquidity. To increase liquidity, we deferred a portion of our planned 2020 non-essential capital improvements to our portfolio. However, we did accelerate specific capital investment projects in order to take advantage of the suspended operations and the low demand environment to perform otherwise extremely disruptive capital projects. During the first nine months of 2020, these projects took place at the Renaissance Orlando at SeaWorld®, the Renaissance Washington DC, and The Bidwell Marriott Portland, all while adhering to the relevant government regulations and social distancing mandates aimed at both protecting those involved in the construction work and stemming the spread of COVID-19. At the Renaissance Orlando at SeaWorld®, the hotel’s closure allowed us to completely upgrade the hotel’s atrium and lobby. At the Renaissance Washington DC, we remodeled the porte-cochere, which improved traffic flow and the guest’s arrival experience. Additionally, at the Renaissance Washington DC, we replaced the escalators that connect all levels of the hotel’s meeting space with the lobby, a project that would not be possible with group business in the hotel. At The Bidwell Marriott Portland, we took advantage of the hotel’s closure by completely remodeling the guest rooms, gym, meeting rooms, public space and the M Club. We also converted a majority of the guestroom baths to showers, and added seven new guest rooms.

In March 2020, we drew $300.0 million under the revolving portion of our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020 and August 2020, we repaid $250.0 million and $50.0 million, respectively, of the outstanding credit facility balance. At September 30, 2020, we have no amount outstanding under the credit facility, with $500.0 million of capacity available for additional borrowing under the agreement. The revolving portion of the credit facility matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In July 2020, we completed amendments to the agreements governing our unsecured debt, consisting of the revolving credit facility, term loans, and senior notes, providing financial covenant relief through the first quarter of 2021, with the first quarterly covenant test as of the period ended June 30, 2021. Due to COVID-19’s negative impact on our operations throughout 2020 and its expected impact into 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again. See “Liquidity and Capital Resources” below for additional details.

To preserve additional liquidity, we have temporarily suspended both our stock repurchase program and our common stock quarterly dividend. During the first quarter of 2020, we repurchased 9,770,081 shares of our common stock under our stock repurchase program at an average purchase price of $10.61 per share. Approximately $400.0 million of authorized capacity remains under our stock repurchase program. Future repurchases will depend on the effects of COVID-19 and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. On April 15, 2020, we paid our previously announced first quarter dividends and distributions which totaled $14.0 million, including $10.8 million paid to our common stockholders. At this time, we do not expect to pay a quarterly dividend on our common stock for the remainder of the year. The resumption in quarterly common dividends will be determined by our Board of Directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our already strong balance sheet, and our low leverage, will be sufficient to allow us to navigate through this crisis. In addition, we are currently working with our lenders to further extend our unsecured debt’s financial covenant relief period; however, there is no assurance that we will be able to obtain an extension in a timely manner, or on acceptable terms. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. The magnitude and duration of the COVID-19 pandemic is uncertain, and we cannot accurately estimate its impact on our business, financial condition or operational results with reasonable certainty; however, we anticipate a net loss on our operations for the year ending December 31, 2020.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use assets, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

●	Income tax benefit (provision), net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Loss (income) from consolidated joint venture attributable to noncontrolling interest, which includes net loss (income) attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the third quarter and first nine months of 2020 to the third quarter and first nine months of 2019 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of favorable and unfavorable contracts; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; the noncontrolling interest’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. During the first two months of 2020, demand remained stable, with RevPAR at the 19 Hotels declining by 0.7% due to a 90 basis point decline in occupancy partially offset by a 0.4% increase in the average daily rate. During March 2020 through September 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio. RevPAR at the 19 Hotels declined 91.5% in the third quarter of 2020 as compared to the same period in 2019, with a 39.2% decline in the average daily rate and a 7,460 basis point decline in occupancy. For the nine months ended September 30, 2020, RevPAR at the 19 Hotels declined 74.3%, with a 13.8% decline in the average daily rate and a 5,990 basis point decline in occupancy. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 global pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2020 and 2019, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2020	2019	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$16,266	$200,242	$(183,976)	(91.9)%
Food and beverage	2,109	61,366	(59,257)	(96.6)%
Other operating	10,535	20,031	(9,496)	(47.4)%
Total revenues	28,910	281,639	(252,729)	(89.7)%
OPERATING EXPENSES
Hotel operating	58,361	163,465	(105,104)	(64.3)%
Other property-level expenses	9,528	30,913	(21,385)	(69.2)%
Corporate overhead	6,582	7,395	(813)	(11.0)%
Depreciation and amortization	33,005	37,573	(4,568)	(12.2)%
Total operating expenses	107,476	239,346	(131,870)	(55.1)%
Interest and other income	139	3,762	(3,623)	(96.3)%
Interest expense	(12,742)	(13,259)	517	3.9%
Gain on sale of assets	189	—	189	100.0%
Loss on extinguishment of debt	(210)	—	(210)	(100.0)%
(Loss) income before income taxes	(91,190)	32,796	(123,986)	(378.1)%
Income tax benefit, net	83	749	(666)	(88.9)%
NET (LOSS) INCOME	(91,107)	33,545	(124,652)	(371.6)%
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,816	(2,508)	4,324	172.4%
Preferred stock dividends	(3,208)	(3,208)	—	—%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(92,499)	$27,829	$(120,328)	(432.4)%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2020 and 2019, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2020	2019	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$147,535	$580,835	$(433,300)	(74.6)%
Food and beverage	50,312	206,183	(155,871)	(75.6)%
Other operating	32,699	55,197	(22,498)	(40.8)%
Total revenues	230,546	842,215	(611,669)	(72.6)%
OPERATING EXPENSES
Hotel operating	247,349	484,876	(237,527)	(49.0)%
Other property-level expenses	47,109	97,768	(50,659)	(51.8)%
Corporate overhead	22,414	22,989	(575)	(2.5)%
Depreciation and amortization	104,290	110,484	(6,194)	(5.6)%
Impairment losses	133,466	—	133,466	100.0%
Total operating expenses	554,628	716,117	(161,489)	(22.6)%
Interest and other income	2,751	13,497	(10,746)	(79.6)%
Interest expense	(43,199)	(43,401)	202	0.5%
Gain on sale of assets	189	—	189	100.0%
Loss on extinguishment of debt	(210)	—	(210)	(100.0)%
(Loss) income before income taxes	(364,551)	96,194	(460,745)	(479.0)%
Income tax (provision) benefit, net	(6,575)	1,185	(7,760)	(654.9)%
NET (LOSS) INCOME	(371,126)	97,379	(468,505)	(481.1)%
Loss (income) from consolidated joint venture attributable to noncontrolling interest	4,436	(6,062)	10,498	173.2%
Preferred stock dividends	(9,622)	(9,622)	—	—%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(376,312)	$81,695	$(458,007)	(560.6)%

Operating Statistics. The following table includes comparisons of the key operating metrics for the six hotels open during the entire third quarter of 2020 (defined below), the six hotels open during a portion of the third quarter of 2020 (defined below), and the 19 Hotels.

	Three Months Ended September 30,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Six Hotels Open During the Entire Third Quarter of 2020 (1)	27.0%	$138.40	$37.37	91.9%	$208.13	$191.27	(6,490)	bps	(33.5)%	(80.5)%

Six Hotels Open During a Portion of the Third Quarter of 2020 (2)	12.5%	$156.32	$19.54	84.5%	$239.35	$202.25	(7,200)	bps	(34.7)%	(90.3)%

19 Hotels	12.1%	$145.33	$17.58	86.7%	$239.03	$207.24	(7,460)	bps	(39.2)%	(91.5)%

	Nine Months Ended September 30,
	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Six Hotels Open During the Entire Third Quarter of 2020 (1)	34.2%	$154.09	$52.70	89.5%	$199.17	$178.26	(5,530)	bps	(22.6)%	(70.4)%

Six Hotels Open During a Portion of the Third Quarter of 2020 (2)	23.7%	$207.83	$49.26	81.8%	$240.67	$196.87	(5,810)	bps	(13.6)%	(75.0)%

19 Hotels	25.5%	$205.64	$52.44	85.4%	$238.59	$203.76	(5,990)	bps	(13.8)%	(74.3)%

(1) Six Hotels Open During the Entire Third Quarter of 2020			(2) Six Hotels Open During a Portion of the Third Quarter of 2020			Seven Hotels With Operations Suspended During All of the Third Quarter of 2020
Hotel		Number of Rooms	Hotel		Number of Rooms	Hotel		Number of Rooms
1	Boston Park Plaza	1,060	1	Hilton San Diego Bayfront	1,190	1	Hyatt Regency San Francisco	821
2	Renaissance Los Angeles Airport	502	2	Renaissance Washington DC	807	2	Renaissance Orlando at SeaWorld®	781
3	Renaissance Long Beach	374	3	JW Marriott New Orleans	501	3	Wailea Beach Resort	547
4	Embassy Suites Chicago	368	4	Hyatt Centric Chicago Magnificent Mile	419	4	Hilton Times Square	478
5	Embassy Suites La Jolla	340	5	Marriott Boston Long Wharf	415	5	Hilton Garden Inn Chicago Downtown/Magnificent Mile	361
6	Oceans Edge Resort & Marina	175	6	Hilton New Orleans St. Charles	252	6	Renaissance Westchester	348
						7	The Bidwell Marriott Portland	258
	Total Number of Rooms	2,819		Total Number of Rooms	3,584		Total Number of Rooms	3,594

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 pandemic, we temporarily suspended operations at 11 of the 19 Hotels in March 2020. During the second quarter of 2020, we temporarily suspended operations at an additional four hotels. As of September 30, 2020, we have resumed operations at eight hotels, resulting in a total of 12 open hotels at the end of the third quarter of 2020; however all operating hotels are running at significantly reduced capacity, with limited food and beverage and ancillary offerings. As a result, our revenues and operating expenses for the three and nine months ended September 30, 2020 have been severely impacted as hotel demand has been decimated by the COVID-19 pandemic.
●	Property Dispositions: We sold the Renaissance Harborplace and the Courtyard by Marriott Los Angeles (the “Two Sold Hotels”) in July 2020 and October 2019, respectively. As a result, our revenues and operating expenses decreased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

Room revenue. Room revenue decreased $184.0 million, or 91.9%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as follows:

●	Room revenue at the 19 Hotels decreased $173.9 million.
●	The sale of the Two Sold Hotels caused room revenue to decrease by $10.1 million.

Room revenue decreased $433.3 million, or 74.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as follows:

●	Room revenue at the 19 Hotels decreased $411.5 million.
●	The sale of the Two Sold Hotels caused room revenue to decrease by $21.8 million.

Food and beverage revenue. Food and beverage revenue decreased $59.3 million, or 96.6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as follows:

●	Food and beverage revenue at the 19 Hotels decreased $55.8 million.
●	The sale of the Two Sold Hotels caused food and beverage revenue to decrease by $3.5 million.

Food and beverage revenue decreased $155.9 million, or 75.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as follows:

●	Food and beverage revenue at the 19 Hotels decreased $145.9 million.
●	The sale of the Two Sold Hotels caused food and beverage revenue to decrease by $10.0 million.

Other operating revenue. Other operating revenue decreased $9.5 million, or 47.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as follows:

●	Other operating revenue at the 19 Hotels decreased $8.4 million. The decrease in other operating revenue at the 19 Hotels was partially offset by a $4.6 million reimbursement to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement.
●	The sale of the Two Sold Hotels caused other operating revenue to decrease by $1.1 million.

Other operating revenue decreased $22.5 million, or 40.8%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as follows:

●	Other operating revenue at the 19 Hotels decreased $20.2 million. The decrease in other operating revenue at the 19 Hotels was partially offset by a $7.0 million reimbursement to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement.
●	The sale of the Two Sold Hotels caused other operating revenue to decrease by $2.3 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $105.1 million, or 64.3%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as follows:

●	Hotel operating expenses at the 19 Hotels decreased $96.7 million. Hotel operating expenses in the third quarter of 2020 include $10.5 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Two Sold Hotels caused hotel operating expenses to decrease by $8.4 million.

Hotel operating expenses decreased $237.5 million, or 49.0%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as follows:

●	Hotel operating expenses at the 19 Hotels decreased $220.8 million. Hotel operating expenses in the first nine months of 2020 include $25.7 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Two Sold Hotels caused hotel operating expenses to decrease by $16.7 million, which includes $0.5 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.

Other property-level expenses. Other property-level expenses decreased $21.4 million, or 69.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as follows:

●	Other property-level expenses at the 19 Hotels decreased $19.6 million. Other property-level expenses in the third quarter of 2020 include $0.8 million of COVID-19-related expenses at the 19 Hotels, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Two Sold Hotels caused other property-level expenses to decrease by $1.8 million.

Other property-level expenses decreased $50.7 million, or 51.8%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as follows:

●	Other property-level expenses at the 19 Hotels decreased $47.1 million. Other property-level expenses in the first nine months of 2020 include a $1.3 million labor dispute expense at the Hilton Times Square and $2.7 million of COVID-19-related expenses at the 19 Hotels, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.
●	The sale of the Two Sold Hotels caused other property-level expenses to decrease by $3.6 million.

Corporate overhead expense. Corporate overhead expense decreased $0.8 million, or 11.0%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to decreased payroll and related expenses, including the recognition of $0.2 million in employee retention tax credits available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and decreased travel expenses. These decreased expenses were partially offset by increased amortization of deferred stock compensation and legal fees.

For the nine months ended September 30, 2020, corporate overhead expense decreased $0.6 million, or 2.5%, as compared to the nine months ended September 30, 2019, due to the same reasons noted above in the discussion regarding the third quarter.

Depreciation and amortization expense. Depreciation and amortization expense decreased $4.6 million, or 12.2%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as follows:

●	Depreciation and amortization expense generated by the 19 Hotels decreased $2.5 million as we impaired the depreciable assets at two of our hotels by $93.7 million during the first quarter of 2020. This decrease was partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The sale of the Two Sold Hotels caused depreciation and amortization to decrease by $2.1 million.

Depreciation and amortization expense decreased $6.2 million, or 5.6%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as follows:

●	Depreciation and amortization expense generated by the 19 Hotels decreased $3.2 million due to the same reasons noted above in the discussion regarding the third quarter.
●	The sale of the Two Sold Hotels caused depreciation and amortization to decrease by $3.0 million.

Impairment losses. Impairment losses totaled zero and $133.5 million for the three and nine months ended September 30, 2020, respectively, and zero for both the three and nine months ended September 30, 2019. During the first quarter of 2020, we recorded impairment losses of $107.9 million on the Hilton Times Square, $5.2 million on the Renaissance Westchester, and $2.3 million related to the abandonment of a potential project to expand one of our hotels. During the second quarter of 2020, we recorded an impairment loss of $18.1 million on the Renaissance Harborplace, which we subsequently sold in July 2020.

Interest and other income. Interest and other income decreased $3.6 million, or 96.3%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to decreased cash account balances and to declines in both interest rates and other income. During the third quarter of 2020, we recognized $0.1 million in interest income.

During the third quarter of 2019, we recognized $3.6 million in interest income and $0.1 million in energy rebates due to energy efficient renovations at our hotels.

For the nine months ended September 30, 2020, interest and other income decreased $10.7 million, or 79.6%, as compared to the nine months ended September 30, 2019, due to the same reasons noted above in the discussion regarding the third quarter. During the first nine months of 2020, we recognized $2.5 million in interest income and $0.2 million in energy rebates.

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

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense on debt and finance lease obligations	$12,612	$11,406	$35,377	$34,399
Noncash interest on derivatives and finance lease obligations, net	(762)	1,155	5,534	6,908
Amortization of deferred financing costs	892	698	2,288	2,094
Total interest expense	$12,742	$13,259	$43,199	$43,401

Interest expense decreased $0.5 million, or 3.9%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, and decreased $0.2 million, or 0.5%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Noncash changes in the fair market value of our derivatives caused interest expense to decrease $1.9 million in the third quarter of 2020 as compared to the same period in 2019. Excluding the noncash impact from changes in the fair market values of our derivatives, interest expense would have increased $1.4 million in the third quarter of 2020 as compared to the same period in 2019 due in part to $0.9 million in default interest and penalties recorded in the third quarter of 2020 on the debt secured by the Hilton Times Square. While we are required to record such default interest and penalties, recovery by the lender of these expenses is non-recourse to the Company, and we do not intend to pay the default interest and penalties as part of the ultimate resolution with the lender. Interest expense also increased due to the draw on our credit facility and due to the amendments on our unsecured debt, which increased the amount of interest charged on our term loans and senior notes, as well as increased bank fees and deferred financing costs. These increases were partially offset by decreased interest on our lower debt balances and lower interest on our variable rate debt.

Noncash changes in the fair market value of our derivatives and on our finance lease obligations caused interest expense to decrease $1.2 million and $0.2 million, respectively, in the first nine months of 2020 as compared to the same period in 2019. Noncash interest expense on our finance lease obligations decreased due to our sale of the Courtyard by Marriott Los Angeles in October 2019. Excluding the impact of these noncash expenses, interest expense would have increased $1.2 million in the first nine months of 2020 as compared to the same period in 2019 due in part to $1.7 million in default interest and penalties recorded in the first nine months of 2020 on the debt secured by the Hilton Times Square. While we are required to record such default interest and penalties, recovery by the lender of these expenses is non-recourse to the Company, and we do not intend to pay the default interest and penalties as part of the ultimate resolution with the lender. The additional interest expense due to the Hilton Times Square loan default, the draw on our credit facility, and the amendments to our unsecured debt noted above were partially offset in the first nine months of 2020 as compared to the same period in 2019 by decreased interest on our lower debt balances and lower interest on our variable rate debt.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.0% and 4.2% at September 30, 2020 and 2019, respectively. Approximately 76.5% and 77.5% of our outstanding notes payable had fixed interest rates at September 30, 2020 and 2019, respectively.

Gain on sale of assets. Gain on sale of assets totaled $0.2 million for both the three and nine months ended September 30, 2020, and zero for both the three and nine months ended September 30, 2019. In July 2020, we recognized a $0.2 million gain on the sale of the Renaissance Harborplace.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.2 million for both the three and nine months ended September 30, 2020, and zero for both the three and nine months ended September 30, 2019. In September 2020, we recognized a loss of $0.2 million related to the write-off of deferred financing fees associated with repayments of a portion of our unsecured senior notes.

Income tax benefit (provision), net. Income tax benefit (provision), net was incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax benefit, net	$83	$1,139	$840	$939
Deferred income tax (provision) benefit, net	—	(390)	—	246
Change in deferred tax asset valuation allowance	—	—	(7,415)	—
Total income tax benefit (provision), net	$83	$749	$(6,575)	$1,185

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the third quarter and first nine months of 2020, we recognized $0.1 million and $0.8 million, respectively, of net current income tax benefits, resulting from tax credits and refunds, net of combined current federal and state income tax expense. In addition, during the nine months ended September 30, 2020, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because we can no longer be assured that we will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on our hotel operations.

During the third quarter and first nine months of 2019, we recognized a current income tax benefit of $1.1 million and $0.9 million, respectively, which includes combined current federal and state income tax expense based on 2019 projected taxable income net of tax credits available under the Tax Cuts & Jobs Act of 2017 and operating loss carryforwards for our taxable entities. During the third quarter and first nine months of 2019, we also recognized a deferred income tax provision of $0.4 million and a deferred income tax benefit of $0.2 million, respectively, related to adjustments to our deferred tax assets, net.

Loss (income) from consolidated joint venture attributable to noncontrolling interest. Loss (income) from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled a loss of $1.8 million and income of $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and a loss of $4.4 million and income of $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Preferred stock dividends. Preferred stock dividends totaled $3.2 million for both the three months ended September 30, 2020 and 2019, and $9.6 million for both the nine months ended September 30, 2020 and 2019.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expenses recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile and the ground lease at the Courtyard by Marriott Los Angeles (prior to the hotel’s sale in October 2019). We determined that both of these leases are finance leases, and, therefore, we include a portion of the lease payments each month in interest expense. We adjust EBITDAre for these two finance leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our unaudited net (loss) income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(91,107)	$33,545	$(371,126)	$97,379
Operations held for investment:
Depreciation and amortization	33,005	37,573	104,290	110,484
Interest expense	12,742	13,259	43,199	43,401
Income tax (benefit) provision, net	(83)	(749)	6,575	(1,185)
Gain on sale of assets	(189)	—	(189)	—
Impairment loss - hotel properties	—	—	131,164	—
EBITDAre	(45,632)	83,628	(86,087)	250,079

Operations held for investment:
Amortization of deferred stock compensation	2,238	2,146	7,509	7,168
Amortization of right-of-use assets and liabilities	(330)	(253)	(923)	(523)
Finance lease obligation interest — cash ground rent	(351)	(589)	(1,053)	(1,768)
Loss on extinguishment of debt	210	—	210	—
Property-level severance	6,844	—	7,957	—
Prior year property tax adjustments, net	(12)	(9)	214	289
Prior owner contingency funding	—	—	—	(900)
Impairment loss - abandoned development costs	—	—	2,302	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,816	(2,508)	4,436	(6,062)
Depreciation and amortization	(808)	(793)	(2,418)	(2,072)
Interest expense	(244)	(532)	(970)	(1,650)
Amortization of right-of-use asset and liability	72	72	217	217
Impairment loss - abandoned development costs	—	—	(449)	—
Adjustments to EBITDAre, net	9,435	(2,466)	17,032	(5,301)
Adjusted EBITDAre, excluding noncontrolling interest	$(36,197)	$81,162	$(69,055)	$244,778

Adjusted EBITDAre, excluding noncontrolling interest decreased $117.4 million, or 144.6%, and $313.8 million, or 128.2%, in the third quarter and first nine months of 2020, respectively, as compared to the same periods in 2019 primarily due to the following:

●	For the third quarter and first nine months of 2020 Adjusted EBITDAre at the 19 Hotels decreased $120.1 million, or 145.3%, and $308.6 million, or 124.3%, respectively, as compared to the same periods in 2019. The Company recorded $11.3 million and $28.9 million in COVID-19-related expenses during the third quarter and first nine months of 2020, respectively, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees. In addition, during the first nine months of 2020, the Company recorded a $1.3 million labor dispute expense at the Hilton Times Square. These increased expenses were partially offset during the third quarter and first nine months of 2020 by $4.6 million and $7.0 million, respectively, in reimbursements to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement.
●	The sale of the Two Sold Hotels caused Adjusted EBITDAre to decrease by $4.2 million and $13.1 million in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and liabilities: we exclude the amortization of our real estate right-of-use assets and liabilities, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligations. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net (loss) income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(91,107)	$33,545	$(371,126)	$97,379
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
Operations held for investment:
Real estate depreciation and amortization	32,383	36,951	102,422	108,621
Gain on sale of assets	(189)	—	(189)	—
Impairment loss - hotel properties	—	—	131,164	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,816	(2,508)	4,436	(6,062)
Real estate depreciation and amortization	(808)	(793)	(2,418)	(2,072)
FFO attributable to common stockholders	(61,113)	63,987	(145,333)	188,244

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	80	146	298	443
Noncash interest on derivatives and finance lease obligations, net	(762)	1,155	5,534	6,908
Loss on extinguishment of debt	210	—	210	—
Property-level severance	6,844	—	7,957	—
Prior year property tax adjustments, net	(12)	(9)	214	289
Prior owner contingency funding	—	—	—	(900)
Impairment loss - abandoned development costs	—	—	2,302	—
Noncash income tax provision (benefit), net	—	390	7,415	(246)
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	72	72	217	217
Noncash interest on derivatives, net	(1)	—	(27)	—
Impairment loss - abandoned development costs	—	—	(449)	—
Adjustments to FFO attributable to common stockholders, net	6,431	1,754	23,671	6,711
Adjusted FFO attributable to common stockholders	$(54,682)	$65,741	$(121,662)	$194,955

Adjusted FFO attributable to common stockholders decreased $120.4 million, or 183.2%, and $316.6 million, or 162.4%, in the third quarter and first nine months of 2020, respectively, as compared to the same periods in 2019 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $87.3 million for the nine months ended September 30, 2020, as compared to net cash provided of $210.6 million for the nine months ended September 30, 2019. The net decrease to cash provided by operating activities during the first nine months of 2020 as compared to the same period in 2019 was primarily due to the temporary suspensions and reduced operations at the 19 Hotels caused by the COVID-19 pandemic.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by (used in) investing activities during the first nine months of 2020 as compared to the first nine months of 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Proceeds from sale of assets	$76,855	$—
Acquisition of hotel property	(1,296)	(193)
Acquisition of intangible asset	(102)	—
Renovations and additions to hotel properties and other assets	(44,043)	(75,277)
Payment for interest rate derivative	(111)	—
Net cash provided by (used in) investing activities	$31,303	$(75,470)

During the first nine months of 2020, we received proceeds of $76.9 million from our sale of the Renaissance Harborplace. This cash inflow was offset as we paid $1.3 million and $0.1 million to purchase additional wet boat and dry boat slips, respectively, at the Oceans Edge Resort & Marina, invested $44.0 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

During the first nine months of 2019, we paid $0.2 million to purchase an additional wet boat slip at the Oceans Edge Resort & Marina, and we invested $75.3 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2020 as compared to the first nine months of 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Repurchases of outstanding common stock	$(103,894)	$(50,000)
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payments on credit facility	(300,000)	—
Payments on notes payable	(40,190)	(5,770)
Payments of deferred financing costs	(2,698)	—
Dividends and distributions paid	(153,063)	(155,715)
Distributions to noncontrolling interest	(2,000)	(5,363)
Contribution from noncontrolling interest	500	—
Net cash used in financing activities	$(305,337)	$(221,283)

During the first nine months of 2020, we drew $300.0 million from our credit facility and received a $0.5 million contribution from our joint venture partner. These cash inflows were offset as we paid the following: $103.9 million to repurchase 9,770,081 shares of our outstanding common stock; $4.0 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $300.0 million to repay all amounts outstanding on our credit facility; $40.2 million in principal payments on our notes payable, including $35.0 million to repay a portion of our senior notes and $5.2 million in scheduled principal payments on our notes payable; $2.7 million in deferred financing costs related to the amendments on our unsecured debt; $153.1 million in dividends and distributions to our common and preferred stockholders; and $2.0 million in distributions to our joint venture partner.

During the first nine months of 2019, we paid the following: $50.0 million to repurchase 3,777,309 shares of our outstanding common stock; $4.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $5.8 million in principal payments on our notes payable; $155.7 million in dividends and distributions to our common and preferred stockholders; and $5.4 million in distributions to our joint venture partner.

Future. We believe the ongoing effects of the COVID-19 pandemic and the current economic downturn on our operations will continue to have a material negative impact on our financial results and liquidity throughout the remainder of 2020 and into 2021. As previously noted, operations at three of the 19 Hotels remain suspended as of November 1, 2020, with the remainder operating at reduced capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that the capital markets will be available to us on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels, capital investments in our hotels (albeit reduced from pre-COVID-19 levels for the remainder of 2020), repayment of principal on our notes payable and possibly on our unsecured debt, interest expense, and dividends on our preferred stock. At this time, we do not expect to pay a quarterly common stock dividend through the remainder of the year. The resumption in quarterly common dividends will be determined by our Board of Directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements, and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of a portion of our planned 2020 non-essential capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

In July 2020, we completed amendments to our unsecured debt, consisting of our revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Key terms of the Unsecured Debt Amendments include:

●	Waiver of required financial covenants through the end of the first quarter of 2021, with quarterly testing resuming for the period ending June 30, 2021 (the “Covenant Relief Period”). The Company can elect to terminate the Covenant Relief Period early, subject to the achievement of certain financial covenants;
●	Following the end of the Covenant Relief Period, existing financial covenants will be phased-in over the following three quarters to ease compliance;
●	Continued payment of existing preferred stock dividends and the ability to issue up to $200.0 million of additional preferred stock, subject to the satisfaction of certain conditions;
●	Unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels;
●	Flexibility to invest up to $250.0 million into acquisitions (in addition to acquisitions funded with equity or with hotel sale proceeds) subject to maintaining certain minimum liquidity thresholds;
●	Ability to invest up to $110.0 million into capital improvements from May 1, 2020 through the end of the Covenant Relief Period;
●	Ability to pay dividends on common stock to the extent required to maintain REIT status and comply with IRS regulations;
●	Addition of a 25-basis point LIBOR floor for the remaining term of the revolving credit facility and term loan facilities. The applicable LIBOR spread for each of the facilities will be fixed during the Covenant Relief Period. In addition, there will be a 1.00% increase in the annual interest rate of the senior notes during the Covenant Relief Period which will decrease by 0.25% following the Covenant Relief Period until the Company’s leverage ratio is below 5.0x; and
●	Addition of certain restrictions and covenants during the Covenant Relief Period including, but not limited to, restrictions on share repurchases, certain required mandatory debt prepayments on asset sales and equity issuances (if funds are not used to purchase assets), and restrictions on the incurrence of new indebtedness.

At September 30, 2020, we have no amount outstanding on the revolving portion of our amended credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the amended credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the amended credit agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

We are subject to various financial covenants on our secured and unsecured debt. Due to COVID-19’s negative impact on our operations throughout 2020 and its expected impact into 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2021. As noted above, due to COVID-19, operations at three of the 19 Hotels remain suspended as of November 1, 2020, with the remainder operating at reduced capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio. We are currently working with our lenders to extend the Covenant Relief Period, however, there is no assurance that we will be able to obtain an extension in a timely manner, or on acceptable terms. If we are unable to obtain an extension of the Covenant Relief Period and are not able to satisfy the financial covenants following the end of the existing waiver period, the lenders of our unsecured debt may require us to repay the loans, which could raise doubt about our ability to continue as a going concern.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our anticipated waiver to further extend our unsecured debt’s Covenant Relief Period, our already strong balance sheet, and our low leverage will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we anticipate a net loss on our operations for the year ending December 31, 2020.

Cash Balance. As of September 30, 2020, our unrestricted cash balance was $461.3 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at the 19 Hotels are either temporarily suspended or greatly reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. During 2019, these provisions were triggered for the loan secured by the Hilton Times Square, and, as of September 30, 2020, $1.4 million in excess cash generated by the hotel was held in a lockbox account for the benefit of the lender and included in restricted cash on our consolidated balance sheet.

Debt. As of September 30, 2020, we had $934.7 million of consolidated debt, $503.6 million of cash and cash equivalents, including restricted cash, and total assets of $3.2 billion.

The $77.2 million mortgage secured by the Hilton Times Square matured on November 1, 2020. We have not made our debt payments on the loan since April 2020. In addition, the hotel’s ground leases require monthly payments be paid to the respective landlords, which we have not made since March 2020. As such, we have received default notices from the lender and landlords, and we are working with the lender to explore various options, which could include a negotiated transfer of the hotel to the lender or its landlords or a discounted payoff of the loan.

The $220.0 million mortgage secured by the Hilton San Diego Bayfront initially matures in December 2020, but has three one-year options to extend. At this time, we have provided notice to the lender of our intent to exercise the first extension, and we intend to exercise the remaining two one-year options to extend the maturity to December 2023.

In March 2020, we drew $300.0 million under the revolving portion of our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020 and August 2020, we repaid $250.0 million and $11.2 million, respectively, of the outstanding credit facility balance after determining that we had sufficient cash on hand in addition to access to our credit facility. In addition, in August 2020, we used a portion of the proceeds we received from the sale of the Renaissance Harborplace to repay $38.8 million of the outstanding credit facility balance as stipulated in the Unsecured Debt Amendments. As of September 30, 2020, we have no amount outstanding under the credit facility.

In September 2020, we repaid $35.0 million towards our senior notes, including $30.0 million to the Series A note holders and $5.0 million to the Series B note holders, using a portion of the proceeds we received from the sale of the Renaissance Harborplace as stipulated in the Unsecured Debt Amendments.

As of September 30, 2020, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. We have an additional interest rate cap agreement that will continue to cap the interest rate at 6.0% until December 2021. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of September 30, 2020, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our Unsecured Debt Amendments), 13 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 14 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; The Bidwell Marriott Portland; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2020 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$934,673	$189,189	$191,966	$348,518	$205,000
Interest obligations on notes payable (2)	126,327	35,966	47,391	27,088	15,882
Finance lease obligation, including imputed interest	108,363	1,403	2,806	2,806	101,348
Operating lease obligations, including imputed interest (3)	106,914	8,004	15,270	15,491	68,149
Payments-in-lieu of taxes obligation (4)	63,405	1,341	1,789	1,789	58,486
Construction commitments	17,408	17,408	—	—	—
Employment obligations	1,352	1,352	—	—	—
Total	$1,358,442	$254,663	$259,222	$395,692	$448,865

(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matures in December 2020 with three one-year options to extend. At this time, we have provided notice to the lender of our intent to exercise the first extension, and we intend to exercise the remaining two one-year options to extend the maturity to December 2023.
(2)	Interest on our variable-rate debt is calculated based on the variable rate at September 30, 2020, and includes the effect of our interest rate derivative agreements. Interest obligation on notes payable includes $3.8 million in interest on the mortgage secured by the Hilton Times Square, including $1.6 million in default interest accrued as of September 30, 2020. While the Company is required to record such default interest, recovery by the lender of default interest is non-recourse to the Company, and the Company does not intend to pay the default interest as part of the ultimate resolution with the lender.
(3)	Operating lease obligations on one of our ground leases expiring in 2091 contains provisions for determining scheduled rent increases after April 2020 based on the fair market value of the land. We are currently negotiating with the landlord to agree on the fair market value of the land; however, future adjustments to rent based on the fair market value of the land will be considered variable rent payments as stipulated by the operating lease agreement and will not be included in the above table. We have not made a payment to the landlord since March 2020, and are currently in default of the operating lease. In addition, operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(4)	Under the terms of a sublease agreement at one of our hotels, sublease rent payments are considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program. The sublease agreement calls for an adjustment to property tax amounts due under the agreement after April 2020 based on the fair market value of the land. We are currently negotiating with the landlord to agree on the fair market value of the land; therefore, the above table does not contemplate any property tax increases. We have not made a payment to the landlord since March 2020, and are currently in default of the sublease.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $44.0 million in our portfolio and other assets during the first nine months of 2020. As of September 30, 2020, we have contractual construction commitments totaling $17.4 million for ongoing renovations. As noted above, in light of the COVID-19 global pandemic, we have elected to conserve cash by deferring a portion of our planned 2020 non-essential capital improvements into our portfolio. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of September 30, 2020, our balance sheet includes restricted cash of $40.1 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 19 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 global pandemic, some of our third-party managers have suspended the requirement to fund into the FF&E reserves for the remainder of 2020. Additionally, some of our third-party managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

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

As of September 30, 2020, 76.5% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at September 30, 2020. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at September 30, 2020.

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

The COVID-19 global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, either have been or are subject to mandatory shelter-in-place orders, all of which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes. In response to the COVID-19 pandemic, during the first half of 2020, we temporarily suspended operations at 15 of the 19 Hotels. As of November 1, 2020, we have resumed operations at twelve hotels. All operating hotels are currently running at limited capacity with significantly reduced staffing, limited food and beverage operations and materially reduced amenity offerings. We may determine in the future that it is in the best interest of our Company, guests and employees to temporarily suspend operations at some or all of our open hotels. With hotel operations temporarily suspended or reduced, we may be required to use a substantial portion of our available cash to pay hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Use of the Company’s cash will reduce the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our common and preferred stockholders. We have suspended paying dividends on our common stock in order to conserve cash. We cannot predict how long the COVID-19 pandemic will last or what the long-term impact will be on hotel operations and our cash position.

To date we have incurred, and expect to continue to incur, significant costs directly related to COVID-19. In the first nine months of 2020, we incurred $28.9 million in costs related to additional wages, benefits and severance for furloughed or laid off hotel employees. We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19.

We are subject to various financial covenants on our secured and unsecured debt, which includes our revolving credit facility, term loans, and senior notes. In July 2020, we completed amendments to the agreements governing our unsecured debt, which provide financial covenant relief through the first quarter of 2021, with the first quarterly covenant test as of the period ended June 30, 2021. Due to COVID-19’s negative impact on our operations throughout 2020 and its expected impact into 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2021. As noted above, due to COVID-19, operations at three of the 19 Hotels remain suspended as of November 1, 2020, with the remainder operating at reduced capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio. We are currently working with our lenders to extend the covenant waiver period, however, there is no assurance that we will be able to obtain an extension of the covenant waivers in a timely manner, or on acceptable terms. If we are unable to obtain an extension of the covenant waivers and are not able to satisfy the financial covenants following the end of the existing waiver period, the lenders of our unsecured debt may require us to repay the loans. In addition, due to the suspension of operations at certain hotels and the reduced cash flows at other hotels, our mortgage loans will likely require a cash sweep be put in place, restricting the use of that cash until the cash sweep requirement is terminated. Failure to meet any financial covenants of our secured and unsecured debt would adversely affect our financial conditions and results from operations, and may raise doubt about our ability to continue as a going concern.

We are unable to predict when any of our hotels with temporarily suspended operations will resume operations. Moreover, once travel advisories and restrictions, which may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19 (such as has occurred in many states in the U.S. in July 2020 and October 2020), are lifted, travel demand may remain weak for a significant length of time as individuals may fear traveling, and we are unable to predict if and when occupancy and the average daily rate at each of the 19 Hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rate at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.

To preserve additional liquidity, we have temporarily suspended both our stock repurchase program and our common stock quarterly dividend, and deferred a portion of our portfolio’s planned 2020 non-essential capital improvements. We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our anticipated waiver to further extend our unsecured debt’s covenant relief period, our already strong balance sheet, and our low leverage, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty; however, we anticipate a net loss on our operations for the year ending December 31, 2020.

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

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2020 - July 31, 2020	—	$—	—	$400,000,001
August 1, 2020 - August 31, 2020	—	$—	—	$400,000,001
September 1, 2020 - September 30, 2020	—	$—	—	$400,000,001
Total	—	$—	—	$400,000,001

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

10.1

First Amendment to Amended and Restated Credit Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 17, 2020).

10.2

First Amendment to Note and Guarantee Agreement dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 17, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 6, 2020	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)