Form 10-K
period 2020-12-31
Sunstone Hotel Investors, Inc.
filed 2021-02-12
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2020 as reported on the New York Stock Exchange was approximately $1.7 billion.

The number of shares of the registrant’s common stock outstanding as of February 5, 2021 was 215,593,401.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2020

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2020, we had interests in 17 hotels (the “17 Hotels”). The 17 Hotels are comprised of 9,017 rooms, located in 8 states and in Washington, DC.

We are the premier steward of Long-Term Relevant Real Estate® (“LTRR®”) in the lodging industry. Our business is to acquire, own, asset manage and renovate or reposition hotels that we consider to be LTRR® in the United States, specifically hotels in urban, resort and destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we do not believe meet our criteria of LTRR®. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 17 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers. Our portfolio primarily consists of upper upscale hotels located in major convention, resort, destination and urban markets.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2020, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of six of the Company’s hotels; Crestline Hotels & Resorts (“Crestline”), Highgate Hotels L.P. and an affiliate (“Highgate”), Hilton Worldwide (“Hilton”) and Interstate Hotels & Resorts, Inc. (“IHR”), each a manager of two of the Company’s hotels; and Davidson Hotels & Resorts (“Davidson”), Hyatt Corporation (“Hyatt”) and Singh Hospitality, LLC (“Singh”), each a manager of one of the Company’s hotels.

As is typical of the lodging industry, we experience some seasonality in our business. Information regarding the seasonal patterns affecting our hotels is included in this Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Impact of the COVID-19 Pandemic on our Business

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at the majority of our hotels.

In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of the 17 Hotels during the first half of 2020, 12 of which have since resumed operations as of December 31, 2020:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Renaissance Westchester	April 4, 2020

Three of the 17 Hotels remained open throughout 2020: the Boston Park Plaza; the Embassy Suites La Jolla; and the Renaissance Long Beach. The hotels in operation during 2020 experienced a significant decrease in occupancy due to the COVID-19 pandemic. As a result, we, in conjunction with our third-party managers, reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of various parts of the hotels. In addition, enhanced cleaning procedures and revised operating standards were developed and implemented. To preserve additional liquidity, we temporarily suspended both our stock repurchase program and our common stock quarterly dividend, and deferred a portion of our portfolio’s planned 2020 non-essential capital improvements.

While demand for our hotels remained stable during the first two months of 2020, COVID-19 and the related government and health official mandates in many markets in March through December virtually eliminated demand across our portfolio, resulting in a significant net loss recognized in 2020.

While a recovery timeline is highly uncertain, we expect to resume operations at our two remaining suspended hotels when there is sufficient market demand, which we anticipate may not occur until the second half of 2021. The extent of the effects of the pandemic on our business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, how quickly and successfully effective vaccines and therapies are distributed and administered, as well as the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

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

Presence in Key Markets. A cornerstone of LTRR® is location. We believe that our hotels are located in many of the most desirable long-term relevant markets with major and diverse demand generators and significant barriers to entry for new supply. All of the 17 Hotels are located in key gateway markets and unique resort and destination locations such as Boston, Chicago, Key West, Maui, New Orleans, Orlando, Portland, San Diego, San Francisco and Washington DC. Over time, we expect the revenues of hotels located in key gateway markets and unique resort and destination locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Established Independents. As noted above, all but two of the 17 Hotels are operated under nationally recognized brands. We believe that affiliations with strong brands and established independents improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. During the past five years, we invested $493.8 million in capital renovations throughout the 17 Hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

●	Significant Cash Position. As of December 31, 2020, we had total cash of $416.1 million, including $47.7 million of restricted cash. While the COVID-19 pandemic materially affected our hotels’ ability to generate cash from operations, our history of maintaining higher than typical cash balances enabled us to fund our business needs without raising additional capital through equity or debt issuances. Depending on the duration of the COVID-19 pandemic and any negative long-term impact it may have on travel, our cash position may further decline.

●	Flexible Capital Structure. We believe our capital structure provides us with significant financial flexibility to execute our strategy. As of December 31, 2020, the weighted average term to maturity of our debt was approximately four years, and all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Including the effects of our interest rate swap agreements and the temporary increases in interest rates on our unsecured debt as stipulated in the unsecured debt amendments we entered into during 2020, our fixed-rate debt had a weighted average interest rate of 4.8%. Including our variable-rate debt on the Hilton San Diego Bayfront based on the variable rate at December 31, 2020, the weighted average interest rate on our debt was 3.8%. For more information on the unsecured debt amendments we entered into during 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to our mortgage debt, as of December 31, 2020, we had two unsecured corporate-level term loans, and two series of senior unsecured corporate-level notes. We also have an undrawn $500.0 million credit facility. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

●	Low Leverage. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants. Our low leverage capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession or global pandemics, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Low Cost Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

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

Management Agreements

All of the 17 Hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. The following is a general description of our third-party management agreements as of December 31, 2020.

Marriott. The following hotels are operated under management agreements with Marriott: JW Marriott New Orleans; Marriott Boston Long Wharf; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; and Wailea Beach Resort. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, the Marriott management agreements expire between 2047 and 2078. Additionally, three of the management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds; and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, capped at 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance thresholds, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

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

Inclusive of renewal options and absent prior termination by either party, both of the Crestline management agreements expire in 2032; however, we have the ability to terminate the Embassy Suites Chicago agreement without a termination fee at any time upon 60 days prior notice, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile management agreement without a termination fee upon sale of the hotel, performance test failure or Crestline default.

Highgate. Our Boston Park Plaza and Renaissance Westchester hotels are operated under management agreements with Highgate. The management agreements with Highgate require us to pay Highgate a base management fee equal to 3.0% of gross revenue. Additionally, one of the management agreements requires us to pay an incentive fee of 15.0% of the excess of net operating income over a certain threshold; and one of the management agreements does not require payment of an incentive fee. The management agreements with Highgate do not include renewal options, and expire in 2022 and 2023, absent prior termination by either party.

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

IHR. Our Hilton New Orleans St. Charles and The Bidwell Marriott Portland hotels are operated under management agreements with IHR. The management agreements with IHR require us to pay IHR a base management fee of 2.0% of gross revenue or total revenue, as applicable. Additionally, one of the management agreements provides IHR the opportunity to earn an incentive fee if certain operating thresholds are achieved, limited to 1.0% of the hotel’s total revenue, and one of the management agreements requires an incentive fee of 10.0% of the excess of net operating income over a certain threshold, limited to 1.5% of the total revenue for all the hotels managed by IHR for any fiscal year. Inclusive of renewal options and absent prior termination by either party, the IHR management agreements expire in 2033 and 2034; provided, however, we have the unilateral ability to terminate the IHR management agreements upon 60 days (Hilton New Orleans St. Charles) and 30 days (The Bidwell Marriott Portland) prior written notice.

Davidson. Our Hyatt Centric Chicago Magnificent Mile hotel is operated under a management agreement with Davidson. The management agreement with Davidson requires us to pay Davidson a base management fee of 2.5% of total revenue, and an incentive fee of 10.0% of the excess of net operating income over a certain threshold, limited to 1.5% of total revenue. The base and incentive management fees have an aggregate cap of 4.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, the Davidson management agreement expires in 2029; however, we have the ability to terminate the agreement at any time without a termination fee upon 90 days prior written notice.

Hyatt. Our Hyatt Regency San Francisco hotel is operated by Hyatt under an operating lease with economics that follow a typical management fee structure. Pursuant to the lease, Hyatt retains 3.0% of total revenue as a base management fee. The lease also provides Hyatt the opportunity to earn an incentive fee if gross operating profit exceeds certain thresholds. Under the operating lease, we are entitled to the payment of net income generated by the hotel, whereas Hyatt is solely and exclusively responsible for the operation of the hotel, including all costs and liabilities arising from such operation. The lease expires in 2050, and provides no renewal options.

Singh. Our Oceans Edge Resort & Marina hotel is operated under a management agreement with Singh. The management agreement with Singh requires us to pay Singh a base management fee of 3.0% of gross revenue, and an incentive fee of 10.0% of adjusted net operating income, capped at 1.5% of gross revenue. The Singh management agreement provides no renewal options, and expires in 2027, absent prior termination by either party; however, we have the ability to terminate the agreement at any time without a termination fee upon 30 days prior written notice.

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

Franchise Agreements

As of December 31, 2020, seven of the 17 Hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The following table sets forth the expiration dates of our hotel franchise agreements:

Embassy Suites Chicago	October 26, 2024
The Bidwell Marriott Portland	October 26, 2024
Embassy Suites La Jolla	May 17, 2026
Hilton Garden Inn Chicago Downtown/Magnificent Mile	January 19, 2027
Renaissance Westchester	February 24, 2027
Hilton New Orleans St. Charles	May 31, 2028
Hyatt Centric Chicago Magnificent Mile	June 3, 2039

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

Ground, Building and Airspace Lease Agreements

At December 31, 2020, two of the 17 Hotels are subject to ground (the Hilton San Diego Bayfront) and building (the Hyatt Centric Chicago Magnificent Mile) leases with unaffiliated parties that cover all of their respective properties. The JW Marriott New Orleans is subject to an airspace lease that applies only to certain balcony space fronting Canal Street that is not integral to the hotel’s operations. As of December 31, 2020, the remaining terms of these ground, building and airspace leases (including renewal options) range from approximately 23 to 77 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

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

One of the leases prohibits the sale or conveyance of the hotel by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel upon the same terms and conditions as offered by us to the third party. The same lease also allows us the option to acquire the building lessor’s interest in the building lease subject to certain notice and process provisions. From time to time, we evaluate our options to purchase the lessors’ interests in the leases.

Corporate Office

We currently lease our headquarters located at 200 Spectrum Center Drive, 21st Floor, Irvine, California 92618 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 31, 2028.

Human Capital Resources

As of February 1, 2021, we had 40 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

In March 2020, we temporarily closed our corporate office due to the COVID-19 pandemic, and our employees began to work remotely. We provided various office supplies and resources to our employees as needed to allow them to perform their work remotely. While our office currently remains closed, our employees may, at times, work from the office. We have implemented COVID-19 protection protocols in order to minimize the spread of COVID-19 in our corporate office. All of our employees have received training on these protocols, and are required to sign an acknowledgement of such protocols prior to returning to the corporate office.

Our employees are vital to the success of our Company. We place a very high emphasis on maintaining positive relations with all of our employees and strive to create an inspiring and inclusive work environment where our employees feel motivated and empowered to produce exceptional results for the Company. Our capital resource objectives include, as applicable, identifying, recruiting, retaining and incentivizing our employees. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure, including:

●	Subsidized medical, dental and vision insurance;
●	Life and disability insurance;
●	Stock grant program;
●	401(k) savings and retirement plan with Company Safe Harbor contribution;
●	Profit sharing plan; and
●	Gym membership.

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against those in both our industry and in similar disciplines.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. At December 31, 2020, females constituted approximately 40% of our workforce, and ethnic and racial minorities constituted approximately 15% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which concerns or inappropriate behavior can be reported, including a confidential hotline. All concerns or reports of inappropriate behavior are promptly investigated with appropriate action taken to address such concerns or behavior.

Environmental, Social and Governance Matters (“ESG”)

We are committed to ensuring environmental and social initiatives are part of our operating and investment strategies. We continuously seek opportunities to invest in renovations, implement initiatives intended to reduce energy, water and waste impacts, enhance the overall environment and well-being of guests and associates at our properties, and improve the local communities in which we conduct business or own hotels. As owners of LTRR®, we take a holistic view in investing in our assets, balancing the best interests of our stockholders, the environment, our employees, the hotel associates and the communities in which we operate. As our board of directors recognizes the importance of an effective sustainability strategy on our operations and returns, the board of directors has assigned the board’s Nominating and Corporate Governance Committee with overseeing the strategy, policies and implementation of our ESG program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and fires, any of which could have a material adverse effect on our hotels. While we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, low-flow plumbing fixture installations and building system upgrades. We are also installing bulk amenity dispensers in our hotels to reduce waste. Additionally, on an annual basis, we publish an environmental and sustainability report to monitor the carbon footprint and emissions at our hotels, and compare our energy, carbon, water and waste performance to the targets we announced in our 2019 Sustainability Report.

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

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2021. All officers serve at the discretion of the board of directors subject to the terms of their respective employment agreements with the Company.

Name	Age	Position
John V. Arabia	51	Director, President and Chief Executive Officer
Bryan A. Giglia	44	Executive Vice President and Chief Financial Officer
Marc A. Hoffman	63	Executive Vice President and Chief Operating Officer
Robert C. Springer	43	Executive Vice President and Chief Investment Officer
David M. Klein	51	Executive Vice President and General Counsel

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

The statements in this section describe some of the material risks to our business and should be considered carefully in evaluating our business and the other information in this Form 10-K. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995, as amended. The following is a summary of the material risks to our business, all of which are described in more detail below:

Risks Related to our Business and Industry:

●	general factors common to the lodging industry but beyond our control, such as economic and business conditions, including a U.S. recession, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, volatility in the capital markets, increased competition from other hotels in our markets, new hotel supply or alternative lodging options, unexpected changes in business, commercial and leisure travel and tourism, increases in operating costs, changes in our relationships with, and the requirements, performance, and reputation of, our management companies and franchisors, and changes in government laws, regulations, fiscal policies, and zoning ordinances and the related costs to comply;
●	the impact on the economy and travel from the COVID-19 pandemic;
●	our existing terrorism insurance may not fully cover any losses we incur related to terrorist acts, and in the future, we may not be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels;

●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country;
●	uninsured or underinsured losses;
●	we own primarily urban, resort and destination upper upscale hotels, and the upper upscale segment of the lodging market is highly competitive and may be subject to greater volatility than other segments of the market;
●	the hotel business is seasonal and seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenue;
●	the operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate customers, and the loss of any such customer for any reason could harm our results;
●	the need for business-related travel, and, therefore, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology;
●	the growth of alternative hotel reservation channels that increases the supply and competition of traditional and alternative accommodations;
●	rising operating expenses or low occupancy rates;
●	the failure of tenants to make rent payments under our retail and restaurant leases;
●	the ground, building or airspace leases with unaffiliated parties at three of the 17 Hotels;
●	future adverse litigation judgments, including claims by persons relating to our properties, or settlements resulting from legal proceedings;
●	certain of our long-lived assets have in the past become impaired and may become impaired in the future;
●	our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings, and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems;
●	we face competition for hotel acquisitions and dispositions, and we may not be successful in completing hotel acquisitions or dispositions that meet our criteria;
●	delays in the acquisition and renovation or repositioning of hotel properties;
●	accounting for the acquisition of a hotel property or other entity;
●	the acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel;
●	joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition, and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks, and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	the hotel loans in which we may invest in the future involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;
●	because we are a REIT, we depend on third-parties to operate our hotels;
●	we are subject to risks associated with the employment of hotel personnel;
●	a substantial number of our hotels operate under a brand owned by Marriott, Hilton or Hyatt. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may change certain policies or cost allocations that could negatively impact our hotels;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans in order to comply with brand standards;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business or lead to a default or acceleration of our obligations under certain notes payable;
●	we rely on our senior management team, the loss of whom may cause us to incur costs and harm our business; and
●	if we fail to maintain effective internal control over financial controls and procedures, we may not be able to accurately report our financial results.

Risks Related to our Debt and Financing:

●	the current amount of our debt may harm our financial flexibility;
●	we are subject to various financial covenants, and should we default, we may be required to pay additional fees, provide additional security, repay the debt or forfeit the hotel securing the debt;
●	unsecured debt covenants may restrict our ability to invest in our assets or pay dividends;
●	our financial covenants currently restrict, and may in the future restrict, our operating and acquisition activities;
●	many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds generated by our hotels;
●	cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound accounts are paid;
●	we may not be able to refinance our debt on favorable terms or at all;
●	our organizational documents do not limit the amount of debt we can incur; and
●	any replacement of LIBOR as the basis on which our variable-rate debt is calculated may harm our results.

Risks Related to our Status as a REIT:

●	our failure to qualify as a REIT for any reason, including if the leases of our hotels to the TRS Lessee are not respected as true leases or if they are held not to be on an arm’s length basis;
●	even as a REIT, we may become subject to federal, state, or local taxes on our income or property, including a penalty tax upon the sale of a hotel or corporate level income tax on certain built-in gains;
●	dividends payable by REITS generally do not qualify for the reduced tax rates available for some dividends;
●	the TRS Lessee is subject to special rules that may result in increased taxes;
●	because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us;
●	states may not recognize the federal dividends paid deduction resulting in state income taxes due;
●	a transaction intended to qualify as a Section 1031 Exchange may later be determined to be taxable; and
●	legislative or other actions affecting REITS could have a negative effect on us.

Risks Related to our Common Stock and Corporate Culture:

●	the market price of our equity securities may vary substantially;
●	our distributions to stockholders may vary, and distributions on our common stock may be made in the form of cash, stock, or a combination of both; however, the IRS may disallow our use of stock dividends;
●	shares of our common stock that are or become available for sale could affect the share price;
●	our earnings and cash distributions will affect the market price of our common stock;
●	provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of our Company and may serve to limit our stock price; and
●	our board of directors may change our significant corporate policies with the consent of our stockholders.

The following includes a more detailed discussion of our material risk factors:

Risks Related to Our Business and Industry

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs between the U.S. and its trading partners, changes impacting global travel, regional or global economic slowdowns, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19, or the adverse effects of climate change, affecting the lodging and travel industry, internationally, nationally, and locally;
●	threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	increased competition from other hotels in our markets;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	unexpected changes or government mandated restrictions in business, commercial and leisure travel and tourism;

●	increases in operating costs due to inflation, labor costs, workers’ compensation, and health-care related costs, utility costs, insurance, and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;
●	changes in our relationships with, and the requirements, performance, and reputation of, our management companies and franchisors; and
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances.

These factors, many of which are discussed in more detail below, could harm our financial condition, results of operations and ability to make distributions to our stockholders.

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and results of operations. The current, and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel for leisure or for business, is expected to continue to impact our financial condition, results of operations, cash flows, liquidity, business plans, distributions to our common and preferred stockholders and their respective stock prices.

The COVID-19 pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, either have been or are subject to mandatory shelter-in-place orders, all of which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes. In response to the COVID-19 pandemic, during the first half of 2020, we temporarily suspended operations at 14 of the 17 Hotels. As of December 31, 2020, we have resumed operations at 12 hotels, leaving two of the 17 Hotels with operations currently suspended. All operating hotels are currently running at limited capacity with significantly reduced staffing, limited food and beverage operations and materially reduced amenity offerings. We may determine in the future that it is in the best interest of our Company, guests, and employees to temporarily suspend operations at some or all of our open hotels. With hotel operations temporarily suspended or reduced, we may be required to use a substantial portion of our available cash to pay hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Use of the Company’s cash will reduce the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our common and preferred stockholders. We have suspended paying dividends on our common stock in order to conserve cash. We cannot predict how long the COVID-19 pandemic will last or what the long-term impact will be on hotel operations and our cash position.

We incurred $29.1 million of additional expenses as a result of the COVID-19 pandemic during 2020 related to wages and benefits for furloughed or laid off hotel employees, net of $5.2 million in employee retention tax credits and various industry grants received by our hotels. In addition to direct employee expenses related to COVID-19, we continue to use cash on hand to support the operations of our hotels, debt service and corporate expenses. We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19.

We are unable to predict when any of our hotels with temporarily suspended operations will resume operations, or if additional operational hotels will need to suspend operations. Moreover, once travel advisories and restrictions, which may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19 (such as has occurred in many states in the U.S. in July 2020 and in the fall and winter of 2020), are lifted, travel demand may remain weak for a significant length of time as individuals may fear traveling, and we are unable to predict if and when occupancy and the average daily rate at each of the 17 Hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rate at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.

To preserve additional liquidity, during 2020, we temporarily suspended both our stock repurchase program and our common stock quarterly dividend, and deferred a portion of our portfolio’s planned 2020 non-essential capital improvements. We expect to continue our cash preservation programs throughout 2021. We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our waiver to further extend our unsecured debt’s covenant relief period, our already strong balance sheet, and our low leverage, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition, or operational results with reasonable certainty; however, we reported a significant net loss on our operations for the year ending December 31, 2020, and it is possible that we may report a net loss on our operations for the year ending December 31, 2021.

The market price of our common stock has been and may continue to be negatively affected by the impact of the COVID-19 pandemic on our hotel operations and future earnings. The extent of the effects of the pandemic on our business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, how quickly and successfully effective vaccines and therapies are distributed and administered, as well as the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described herein.

In the past, events beyond our control, including economic slowdowns, global pandemics, natural disasters, civil unrest and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, including those caused by global pandemics, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs, and decreases in airline capacity may reduce the demand for our hotel rooms. In addition, we own four hotels located in seismically active areas of California and five hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii, and Louisiana). We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire, and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

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

We obtain terrorism insurance as part of our all-risk property insurance program. However, our all-risk policies have limitations such as per occurrence limits and sublimits that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act (the “TRIA”) for “certified” acts of terrorism — namely those which are committed on behalf of non-United States persons or interests. Furthermore, we may not have full replacement coverage for all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events), as well as for “certified” events, as our terrorism coverage for such incidents is subject to sublimits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological, and chemical incidents is excluded under our policies. To the extent we have property damage directly related to fire following a nuclear, biological, or chemical incident, however, our coverage may extend to reimburse us for our losses. While the TRIA provides for the reimbursement of insurers for losses resulting from nuclear, biological, and chemical perils, the TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, compromise confidential information, damage our reputation, and adversely affect our stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the internet, to access, process, transmit and store electronic and customer information. The systems operated by our third-party managers and franchisors require the collection and retention of large volumes of our hotel guests’ personally identifiable information, including credit card numbers. In addition to the systems operated by our third-party managers and franchisors, we have our own corporate technologies and systems to support our corporate business. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our computer systems or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, ransomware, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any compromise of our third-party managers and franchisor information networks’ function, security and availability could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs, and lower margins. Any of these events could adversely affect our financial results, stock price and reputation, lead to unauthorized disclosure of confidential information, result in misstated financial reports and subject us to potential litigation and liability.

Portions of our information technology infrastructure or the information technology infrastructure of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive, and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels or to deliver to us timely and accurate financial information.

Although we have taken steps to protect the security of our information systems, and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies, or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses, cyber extortionists or attacks by hackers. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.

Our third-party managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have a cyber insurance policy to cover breaches of our corporate infrastructure and systems and to provide supplemental coverage above the coverage carried by our third-party managers. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Our policy is subject to limits and sub-limits for certain types of claims, and we do not expect that this policy will cover all of the losses that we could experience from these exposures. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

We face possible risks associated with the physical and transitional effects of climate change.

We disclose climate-related risks in alignment with the recommendations made in 2017 by the Task Force on Climate-Related Financial Disclosures (“TCFD”). We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and fires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our coastal markets could experience increases in storm intensity and rising sea-levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks.

We are subject to the risks associated with the transitional effects of climate change to a low carbon scenario, which can include increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for Environmental and Social disclosures and increased costs to manage the shift in consumer preferences. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or increased operating costs. Climate change may also affect our business by the shift in consumer preferences for sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results, or cash flows.

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2020, four of the 17 Hotels are located in California, which is the largest concentration of our hotels in any state, representing 30% of our rooms and 36% of the revenue generated by the 17 Hotels during 2020. In addition, the following other areas include concentrations of our hotels as of December 31, 2020: Florida, where two of the 17 Hotels represent 11% of our rooms and 15% of the revenue generated by the 17 Hotels during 2020; Hawaii, where one of the 17 Hotels represents 6% of our rooms and 15% of the revenue generated by the 17 Hotels during 2020; Illinois, where three of the 17 Hotels represent 13% of our rooms and 5% of the revenue generated by the 17 Hotels during 2020; and Massachusetts, where two of the 17 Hotels represent 16% of our rooms and 13% of the revenue generated by the 17 Hotels during 2020. The concentration of our hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial, and government industries. It is also possible that because of our California, Florida, Hawaii, Illinois and Massachusetts concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

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

Of the 17 Hotels, four are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes, and mudslides) than other states. In addition, a total of five hotels are located in Florida, Hawaii, and Louisiana, which each have an increased potential to experience hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel. Acts of nature that do not result in physical loss at our hotels could diminish the desirability of our hotel’s location, resulting in less demand by travelers.

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

We own primarily urban, resort and destination upper upscale hotels, and the upper upscale segment of the lodging market is highly competitive and may be subject to greater volatility than other segments of the market, which could negatively affect our profitability.

The upper upscale segment of the hotel business is highly competitive. Our hotels compete on the basis of location, physical attributes, service levels and reputation, among many other factors. Some of our competitors may have hotels that are better located, have a stronger reputation, or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We may also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels when compared to other classes of hotels.

The hotel business is seasonal and seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenue.

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Seasonal fluctuations in revenue may affect our ability to make distributions to our stockholders or to fund our debt service.

The operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate transient customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and room nights generated by large corporate transient customers can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. Some of these contracts and events may also be cancelled (such as occurred in 2020 and into 2021 due to the COVID-19 pandemic), which could reduce our expectations for future revenues or result in potential litigation in order to collect cancellation fees. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

The need for business-related travel, and, therefore, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology.

During 2020, the COVID-19 pandemic caused a significant decrease in business-related travel as companies turned to virtual meetings in order to protect the health and safety of their employees. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in further decreases in business travel as companies become accustomed to the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be materially and adversely affected.

The growth of alternative reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Many of our managers and franchisors contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. Although our managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that our managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the brands of our managers and franchisors. If this happens, our business and profitability may be significantly negatively impacted.

In addition, in general, internet travel intermediaries have traditionally competed to attract individual consumers or “transient” business rather than group and convention business. However, some hospitality intermediaries have grown their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels, and it could also increase our cost of sales for group and convention business.

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

Our hotels, and any hotels we buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. For example, during 2020, operations at the 17 Hotels were either temporarily suspended or reduced due to the COVID-19 pandemic, and we were required to fund hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Our hotels have in the past been, and may in the future be, subject to increases in real estate and other tax rates, utility costs, operating expenses including labor and employee-related benefits, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and funds available for future distributions.

The failure of tenants in our hotels to make rent payments under our retail and restaurant leases may adversely affect our results of operations.

A portion of the space in many of our hotels is leased to third-party tenants for retail or restaurant purposes. At times, we hold security deposits in connection with each lease, which may be applied in the event that a tenant under a lease fails or is unable to make its rent payments. In the event that a tenant continually fails to make rent payments, we may be able to apply the tenant’s security deposit to recover a portion of the rents due; however, we may not be able to recover all rents due to us, which may harm our operating results. During 2020, we entered into several rent abatement and rent deferral agreements with tenants at our hotels who were negatively affected by the temporary suspensions and reduced operations at our hotels due to the COVID-19 pandemic. If these tenants are unable to make their deferred rent payments once they become due in 2021, it may harm our operating results. Additionally, the time and cost associated with re-leasing our retail space could negatively impact our operating results.

Because three of the 17 Hotels are subject to ground, building or airspace leases with unaffiliated parties, termination of these leases by the lessors for any reason, including due to our default on the lease, could cause us to lose the ability to operate these hotels altogether and to incur substantial costs in restoring the premises.

Our rights to use the underlying land, building or airspace of three of the 17 Hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2020, the terms of these ground, building and airspace leases (including renewal options) range from approximately 23 to 77 years. All of the leases contain provisions that increase the payments due to the lessors. Any market-based increases to the payments due to our lessors could be substantial, resulting in a decrease to our profitability: one lease increases at regular intervals by 10%, and two leases increase at regular intervals as determined by the applicable Consumer Price Index.

Any pledge of our interest in a ground, building or airspace lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer, or convey our lessee’s interest in any hotel subject to a ground, building or airspace lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a hotel management company. If claims are made against a management company, it may seek to pass those expenses through to us. Claims such as these, whether or not they have merit, could harm the reputation of a hotel, or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

We have in the past and could in the future incur liabilities resulting from claims by hotel employees. While these claims are, for the most part, covered by insurance, some claims (such as claims for unpaid overtime wages) generally are not insured or insurable. These claims, whether or not they have merit, could harm the reputation of a hotel, or cause us to incur losses which could harm our results of operations.

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals at our hotels) to manage them carefully and to notify local officials that the chemicals are being used.

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

Volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels.

Volatility in the global financial markets may have a material adverse effect on our financial condition or results of operations. During 2020, the economic downturn caused by the COVID-19 pandemic resulted in extreme price volatility, dislocations and liquidity disruptions in the capital markets, all of which exerted downward pressure on stock prices, widened credit spreads on debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Current and future dislocations in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow.

We have historically used capital obtained from debt and equity markets, including both secured mortgage debt and unsecured corporate debt, to acquire, renovate and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock) and more restrictive lending standards, our business could be adversely affected. In particular, rising interest rates could make it more difficult or expensive for us to obtain debt or equity capital in the future. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

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

We periodically review the fair value of each of our hotels for possible impairment. For example, in 2020, we identified indicators of impairment at the Hilton Times Square and the Renaissance Westchester related to deteriorating profitability exacerbated by the effects of the COVID-19 pandemic on our expected future operating cash flows, resulting in us recording impairment losses of $107.9 million and $18.7 million, respectively, on the two hotels. In addition, during 2020 we recorded an impairment loss of $18.1 million on the Renaissance Harborplace as the fair value less hotel sale costs was lower than the hotel’s carrying value. We also recorded an impairment loss of $24.7 million on the Renaissance Harborplace in 2019, as we identified indicators of impairment associated with declining demand trends at both the hotel and in the Baltimore market, along with our plan for the hotel’s estimated hold period. In the future, additional hotels may become impaired, or our hotels which have previously become impaired may become further impaired, which may adversely affect our financial condition and results of operations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2020, we deferred a portion of our portfolio’s planned 2020 non-essential capital improvements in order to preserve additional liquidity in light of the COVID-19 pandemic. We did, however, invest $51.4 million on capital improvements to our hotel portfolio. We accelerated specific capital investment projects in order to take advantage of the COVID-19-related suspended operations and the low demand environment at several hotels to perform otherwise extremely disruptive capital projects. Under the terms of the 2020 amendments to our unsecured debt agreements, we are able to invest up to $100.0 million into capital improvements in 2021. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy of owning LTRR®. For example, we have not acquired a hotel since 2017. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. Under the terms of the 2020 amendments to our unsecured debt agreements, we have the unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels. In addition, we can invest up to $250.0 million into acquisitions subject to maintaining certain minimum liquidity thresholds.

We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to the negative effects of the COVID-19 pandemic on the economy and the lodging industry. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Delays in the acquisition and renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, renovation, repositioning and development of real properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time and on restrictions placed on our use of cash by the 2020 amendments to our unsecured debt agreements. Renovation or repositioning programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

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

As part of our ongoing portfolio management strategy, on an opportunistic basis, we may selectively sell hotel properties that we believe do not meet our criteria of LTRR®, as we did with two hotels sold in 2020. We may not be successful in completing the sale of a hotel or a portfolio of hotels, which may negatively impact our business strategy. Hotel sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, seller financing, franchise agreements, ground leases and other agreements. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of a sale will fail to occur for these or any other reasons.

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

As of December 31, 2020, our third-party managers consisted of Marriott, Crestline, Highgate, Hilton, IHR, Davidson, Hyatt and Singh. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement.

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

While our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

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

As of December 31, 2020, all but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 17 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

Our franchisors and brand managers may change certain policies or cost allocations that could negatively impact our hotels.

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise, management, or operating lease agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies, such as our third-party managers’ frequent guest programs, may be altered resulting in reduced revenue or increased costs to our hotels.

Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans (“PIPs”), and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise, management, or operating lease agreements.

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

As of December 31, 2020, all of the 17 Hotels except the Boston Park Plaza and the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. In addition, due to the COVID-19 pandemic, we temporarily closed our corporate office in March 2020 in order to comply with California’s governmental directives and to safeguard our employees. Since March 2020, our employees have worked remotely while continuing to maintain effective internal control over financial reporting and disclosure controls and procedures. If we discover deficiencies in our internal controls, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts, and others could be adversely affected.

Risks Related to Our Debt and Financing

As of December 31, 2020, we had approximately $747.9 million of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2020, approximately $529.1 million matures over the next five years (zero in 2021 (assuming we exercise all two of our remaining one-year options to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2023), $85.0 million in 2022, $320.0 million in 2023, $72.1 million in 2024, and $52.0 million in 2025). The $529.1 million in debt maturities due over the next five years does not include $3.3 million of scheduled amortization payments due in 2021, or $3.4 million, $3.6 million, $3.5 million, and zero due in 2022, 2023, 2024 and 2025, respectively. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2020, we had $0.3 million in outstanding letters of credit.

We are subject to various financial covenants on our unsecured and secured debt. If we were to default on our debt in the future, we may be required to repay the debt or we may lose our property securing the debt, all of which would negatively affect our financial conditions and results from operations.

We are subject to various financial covenants on our unsecured and secured debt. Failure to meet any financial covenants of our unsecured debt without receiving a covenant waiver would adversely affect our financial conditions and results from operations, and may raise doubt about our ability to continue as a going concern. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future.

In July 2020 and December 2020, we completed amendments to the agreements governing our unsecured debt, which includes our revolving credit facility, term loans and senior notes, providing financial covenant relief through the first quarter of 2022, with the first quarterly covenant test as of the period ended March 31, 2022. Due to the negative impact of the COVID-19 pandemic on our operations throughout 2020 and its expected impact into 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2022. As of December 31, 2020, operations at two of the 17 Hotels remain suspended, with the remainder operating at reduced capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

All of our secured debt as of December 31, 2020 is collateralized by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For example, in 2020, we experienced decreased profitability at the Hilton Times Square that was exacerbated by the COVID-19 pandemic. In April 2020, we ceased making debt payments on the $77.2 million mortgage secured by the hotel, resulting in our default on the debt. In December 2020, we executed an assignment-in-lieu agreement with the mortgage holder whereby our debt was extinguished in exchange for our leasehold interest in the Hilton Times Square, a $20.0 million payment and certain additional concessions. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements as a REIT. In addition, due to the suspension of operations at certain hotels and the reduced cash flows at other hotels, our mortgage loans will likely require a cash sweep be put in place, restricting the use of that cash until the cash sweep requirement is terminated.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our credit facility, unsecured term loans and unsecured senior notes contain, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants relating to the performance of our hotel properties. For example, under the terms of the 2020 amendments to our unsecured debt agreements, our capital improvement expenditures are limited to a total of $100.0 million in 2021. In addition, the unsecured debt agreement amendments stipulate that while we have the unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels, we are limited to the usage of up to $250.0 million of our available cash to invest into future acquisitions, subject to maintaining certain minimum liquidity thresholds. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our business or our hotel properties, or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs or result in additional limitations.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. While none of the 17 Hotels were in a cash trap in 2020, in January 2021, these provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. Going forward, excess cash generated by the hotels will be held in lockbox accounts for the benefit of the lenders and included in restricted cash on our consolidated balance sheet. We expect the mortgage secured by the Hilton San Diego Bayfront will also enter a cash trap in 2021.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound amounts are paid, which could affect our liquidity and limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after certain items are paid, including, but not limited to, deposits into maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and capital expenditures. This limit on distributions could affect our liquidity and our ability to use cash generated by those hotels for other corporate purposes or to make distributions to our stockholders.

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

Any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability, and cash flows.

As of December 31, 2020, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Interest on the Hilton San Diego Bayfront loan is calculated using the London Inter-bank Offered Rate (“LIBOR”), at a blended rate of one-month LIBOR plus 105 basis points, subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2021. The LIBOR interest rate swaps associated with our $85.0 million unsecured term loan maturing in September 2022 and our $100.0 million unsecured term loan maturing in January 2023 were fixed to a LIBOR rate of 1.591% and 1.853%, respectively. However, as part of the 2020 amendments to our unsecured debt agreements, a 25-basis point LIBOR floor was added for the remaining term of the term loan facilities. In addition, while we currently have no amounts outstanding on our credit facility, should we draw upon the credit facility in the future, amounts outstanding will be subject to interest at a rate ranging from 140 to 240 basis points over LIBOR. Any replacement of LIBOR as the basis on which interest on our variable-rate debt, amounts outstanding under our credit facility or interest rate swaps is calculated may harm our financial results, profitability and cash flows.

In 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that LIBOR is to be replaced by the end of 2021 with “a more reliable alternative.” In addition, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan and create an implementation plan with metrics of success and a timeline. The ARCC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts.

The Hilton San Diego Bayfront loan, our interest rate swaps associated with our unsecured term loans and our credit facility provide for alternative methods of calculating the interest rate payable by us if LIBOR is not reported, including using a floating rate index that is both commonly accepted as an alternative to LIBOR and that is publicly recognized by the International Swaps and Derivatives Association as an alternative to LIBOR. The method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR were available in its current form.

Risks Related to Our Status as a REIT

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury Department”). Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations, or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

Risks Related to Our Common Stock and Corporate Structure

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2020, our closing daily stock price fluctuated from a low of $6.99 to a high of $13.81. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

●	the impact of the COVID-19 pandemic on our hotel operations and future earnings;
●	a U.S. recession impacting the market for common equity generally;
●	actual or anticipated variations in our quarterly or annual results of operations;
●	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;
●	changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;
●	the trading volumes of our stock;
●	additional issuances or repurchases of our common stock or other securities, including the issuance or repurchase of our preferred stock;
●	the addition or departure of board members or senior management;
●	disputes with any of our lenders or managers or franchisors; and
●	announcements by us, our competitors or other industry participants of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

Due to the COVID-19 pandemic, we suspended our common stock quarterly dividend beginning with the second quarter of 2020 to preserve additional liquidity. The resumption in quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends on our common stock.

During the past three years, we paid quarterly cash dividends of $0.434375 to the stockholders of our Series E cumulative redeemable preferred stock (“Series E preferred stock”) and $0.403125 to the stockholders of our Series F cumulative redeemable preferred stock (“Series F preferred stock”). During the past three years, we paid quarterly cash dividends on our common stock as follows:

	2018	2019	2020	2021
January	$0.58	$0.54	$0.59	$0.00
April	$0.05	$0.05	$0.05
July	$0.05	$0.05	$0.00
October	$0.05	$0.05	$0.00

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets or the incurrence of additional debt. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. Changes in our dividend policy could adversely affect the price of our stock.

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

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 2,911,865 shares remained available for future issuance as of December 31, 2020.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to the 17 Hotels as of December 31, 2020:

Hotel	City	State	Chain Scale Segment	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	IHR
Hilton San Diego Bayfront (1) (2)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hyatt Centric Chicago Magnificent Mile (1)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	415	Marriott
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	Full Service	175	Singh
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
The Bidwell Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	258	IHR
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	547	Marriott

Total number of rooms					9,017
(1)	Subject to a ground, building or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space fronting Canal Street that is not integral to the hotel’s operations.
(2)	75% ownership interest.

Item 3.	Legal Proceedings

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

As of February 5, 2021, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Due to the COVID-19 pandemic, we suspended our common stock quarterly dividend beginning with the second quarter of 2020 to preserve additional liquidity. The resumption in quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors authorized an increase to the existing 2017 stock repurchase program to acquire up to $500.0 million of the Company’s common and preferred stock. During the three months ended March 31, 2020, the Company repurchased 9,770,081 shares of its common stock for a total purchase price of $103.9 million, including fees and commissions, of which $3.7 million was repurchased under the 2017 stock repurchase program and $100.2 million was repurchased under the 2020 stock repurchase program, leaving $400.0 million remaining under the 2020 stock repurchase program. In February 2021, the Company’s board of directors reauthorized the existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs, restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

Fourth Quarter 2020 Purchases of Equity Securities:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2020 — October 31, 2020	—	$—	—	$400,000,001
November 1, 2020 — November 30, 2020	—	—	—	$400,000,001
December 1, 2020 — December 31, 2020	—	—	—	$400,000,001
Total	—	$—	—	$400,000,001

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data ($ in thousands):
REVENUES
Room	$169,522	$767,392	$799,369	$829,320	$824,340
Food and beverage	54,900	272,869	284,668	296,933	294,415
Other operating	43,484	74,906	75,016	67,385	70,585
Total revenues	267,906	1,115,167	1,159,053	1,193,638	1,189,340
OPERATING EXPENSES
Room	76,977	202,889	210,204	213,301	211,947
Food and beverage	63,140	186,436	193,486	201,225	204,102
Other operating	7,636	16,594	17,169	16,392	16,684
Advertising and promotion	23,741	54,369	55,523	58,572	60,086
Repairs and maintenance	27,084	41,619	43,111	46,298	44,307
Utilities	17,311	27,311	29,324	30,419	30,424
Franchise costs	7,060	32,265	35,423	36,681	36,647
Property tax, ground lease and insurance	76,848	83,265	82,414	83,716	82,979
Other property-level expenses	49,854	130,321	132,419	138,525	142,742
Corporate overhead	28,149	30,264	30,247	28,817	25,991
Depreciation and amortization	137,051	147,748	146,449	158,634	163,016
Impairment losses	146,944	24,713	1,394	40,053	—
Total operating expenses	661,795	977,794	977,163	1,052,633	1,018,925

Interest and other income	2,836	16,557	10,500	4,340	1,800
Interest expense	(53,307)	(54,223)	(47,690)	(51,766)	(50,283)
Gain on sale of assets	34,298	42,935	116,961	45,474	18,413
Gain (loss) on extinguishment of debt, net	6,146	—	(835)	(824)	(284)
(Loss) income before income taxes and discontinued operations	(403,916)	142,642	260,826	138,229	140,061
Income tax (provision) benefit, net	(6,590)	151	(1,767)	7,775	616
(Loss) income from continuing operations	(410,506)	142,793	259,059	146,004	140,677
Income from discontinued operations, net of tax	—	—	—	7,000	—

NET (LOSS) INCOME	(410,506)	142,793	259,059	153,004	140,677
Loss (income) from consolidated joint venture attributable to noncontrolling interest	5,817	(7,060)	(8,614)	(7,628)	(6,480)
Preferred stock dividends and redemption charge	(12,830)	(12,830)	(12,830)	(12,830)	(15,964)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(417,519)	$122,903	$237,615	$132,546	$118,233
(Loss) income from continuing operations attributable to common stockholders per diluted common share	$(1.93)	$0.54	$1.05	$0.56	$0.55
Distributions declared per common share	$0.05	$0.74	$0.69	$0.73	$0.68
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1) (2)	$2,461,498	$2,872,353	$3,030,998	$3,106,066	$3,158,219
Total assets (2)	$2,985,717	$3,918,974	$3,972,833	$3,857,812	$3,739,234
Total debt, net	$744,789	$971,063	$977,063	$982,759	$931,303
Total liabilities (2)	$896,338	$1,297,903	$1,261,662	$1,275,634	$1,207,402
Equity	$2,089,379	$2,621,071	$2,711,171	$2,582,178	$2,531,832
(1)	Does not include hotels which have been classified as held for sale.
(2)	Amounts have not been retrospectively adjusted to reflect the adoption of Accounting Standards Codification, “Leases (Topic 842)” on January 1, 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. A discussion and analysis of the year ended December 31, 2019 as compared to the year ended December 31, 2018 is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2020, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We own hotels that we consider to be LTRR® in the United States, specifically hotels in urban, resort and destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of December 31, 2020, we had interests in 17 hotels (the “17 Hotels”) currently held for investment. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 17 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers.

The following tables summarize our total portfolio and room data from January 1, 2018 through December 31, 2020:

	2020	2019	2018
Portfolio Data—Hotels
Number of hotels—beginning of year	20	21	27
Less: Dispositions	(3)	(1)	(6)
Number of hotels—end of year	17	20	21

	2020	2019	2018
Portfolio Data—Rooms
Number of rooms—beginning of year	10,610	10,780	13,203
Add: Room expansions	9	17	4
Less: Dispositions	(1,602)	(187)	(2,427)
Number of rooms—end of year	9,017	10,610	10,780
Average rooms per hotel—end of year	530	531	513

2020 Summary

COVID-19. In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at the majority of our hotels.

In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of the 17 Hotels during the first half of 2020, 12 of which have since resumed operations as of December 31, 2020:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020
Renaissance Westchester	April 4, 2020

Three of the 17 Hotels remained open throughout 2020: the Boston Park Plaza; the Embassy Suites La Jolla; and the Renaissance Long Beach. The hotels in operation during 2020 experienced a significant decrease in occupancy due to the COVID-19 pandemic. As a result, we, in conjunction with our third-party managers, reduced operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of various parts of the hotels. In addition, enhanced cleaning procedures and revised operating standards were developed and implemented.

We incurred $29.1 million of additional expenses as a result of the COVID-19 pandemic during 2020 related to wages and benefits for furloughed or laid off hotel employees, net of $5.2 million in employee retention tax credits and various industry grants received by our hotels. The $29.1 million of COVID-19-related expenses included severance of $11.0 million.

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

In addition to approving the above COVID-19 protocols, before we authorize a hotel to resume operations, we first determine whether enough demand exists in the hotel’s market to financially support resuming operations. As hotels begin to resume operations, we are experiencing more competition for hotel guests. After reaching a trough in April, we experienced slow but steady improvements in hotel demand, most significantly in leisure travel, which benefited our hotels in drive-to leisure markets such as the Embassy Suites La Jolla, the Renaissance Long Beach and the Oceans Edge Resort & Marina. We also experienced a modest demand increase at our hotels in certain urban markets after resuming operations in Boston, Chicago, New Orleans and San Diego. These improving demand trends moderated in December when several states reimplemented travel restrictions and stay-at-home orders.

A majority of our group business for 2020 cancelled. In addition, we believe that a significant portion of the group business booked through the first half of 2021 has cancelled or will eventually cancel. Of the group business that has cancelled to date, approximately 25% has rebooked into future periods. The extent of the effects of the pandemic on our business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, how quickly and successfully effective vaccines and therapies are distributed and administered, as well as the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

Significant Renovations. In response to the economic challenges caused by the COVID-19 pandemic, we are focused on maximizing our liquidity. To increase liquidity, we deferred a portion of our planned 2020 non-essential capital improvements to our portfolio. However, we did accelerate specific capital investment projects in order to take advantage of the suspended operations and the low demand environment to perform otherwise extremely disruptive capital projects. These projects took place at the Renaissance Orlando at SeaWorld®, the Renaissance Washington DC and The Bidwell Marriott Portland, all while adhering to the relevant government regulations and social distancing mandates aimed at both protecting those involved in the construction work and stemming the spread of COVID-19. At the Renaissance Orlando at SeaWorld®, the hotel’s closure allowed us to completely upgrade the hotel’s atrium and lobby. At the Renaissance Washington DC, we remodeled the porte-cochere, which improved traffic flow and the guest’s arrival experience. Additionally, at the Renaissance Washington DC, we replaced the escalators that connect all levels of the hotel’s meeting space with the lobby, a project that would not be possible with group business in the hotel. At The Bidwell Marriott Portland, we took advantage of the hotel’s closure by completely remodeling the guest rooms, gym, meeting rooms, public space and the M Club. We also converted a majority of the guestroom baths to showers, and added nine new guest rooms.

Dispositions. During 2020, we sold or disposed of three hotels. In July 2020, we sold the Renaissance Harborplace for net proceeds of $76.9 million, and recorded a net gain of $0.2 million on the sale. In December 2020, we sold the Renaissance Los Angeles Airport for net proceeds of $89.9 million, and recorded a net gain of $34.1 million on the sale. Also in December 2020, we entered into an agreement with the lender of the Hilton Times Square’s mortgage whereby we transferred possession and control of our leasehold interest in the Hilton Times Square to the lender as noted in the summary below of our 2020 debt transactions.

Debt Transactions. In March 2020, we drew $300.0 million under the revolving portion of our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020 and August 2020, we repaid $250.0 million and $50.0 million, respectively, of the outstanding credit facility balance. At December 31, 2020, we have no amount outstanding under the credit facility, with $500.0 million of capacity available for additional borrowing under the agreement. The revolving portion of the credit facility matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In July 2020 and December 2020, we completed amendments to the agreements governing our unsecured debt, consisting of the revolving credit facility, term loans and senior notes, providing financial covenant relief through the first quarter of 2022, with the first quarterly covenant test as of the period ended March 31, 2022.

In December 2020, we used proceeds received from our sale of the Renaissance Los Angeles Airport to repay the $107.9 million mortgage secured by the Renaissance Washington DC. Additionally, in December 2020, we exercised our first option to extend the maturity date of the mortgage secured by the Hilton San Diego Bayfront from December 2020 to December 2021. Finally, in December 2020, we satisfied all of our obligations related to the $77.2 million mortgage secured by the Hilton Times Square by assigning our leasehold interest in the hotel to the mortgage holder in addition to other concessions.

For more details on our 2020 debt transactions, see “Liquidity and Capital Resources” below.

Stock Repurchase Program and Common Stock Dividends. To preserve additional liquidity, during 2020, we temporarily suspended both our stock repurchase program and our common stock quarterly dividends. During the first quarter of 2020, we repurchased 9,770,081 shares of our common stock under our stock repurchase program at an average purchase price of $10.61 per share. Approximately $400.0 million of authorized capacity remains under our stock repurchase program. Future repurchases will depend on the effects of the COVID-19 pandemic and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. Prior to temporarily suspending our quarterly common stock dividends, on April 15, 2020, we paid our previously announced first quarter dividends and distributions which totaled $14.0 million, including $10.8 million paid to our common stockholders. The resumption in quarterly common dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees, net of employee retention tax credits and industry grants received by our hotels;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Gain on extinguishment of debt, net which includes the gain on our assignment of the leasehold interest in the Hilton Times Square, net of the losses we recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

●	Income tax (provision) benefit, net which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Loss (income) from consolidated joint venture attributable to noncontrolling interest, which includes net loss (income) attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate (“ADR”), which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room (“RevPAR”), which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the year ended December 31, 2020 to the same period in 2019 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of favorable and unfavorable contracts; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; the noncontrolling partner’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. In 2019, RevPAR at the 17 Hotels increased 3.0% as compared to 2018, with a 2.5% increase in the average daily rate and a 40 basis point increase in occupancy. During the first two months of 2020, demand remained stable, with RevPAR at the 17 Hotels declining by 0.1% due to a 100 basis point decline in occupancy partially offset by a 1.3% increase in the average daily rate. During March 2020 through December 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio, resulting in full year 2020 RevPAR at the 17 Hotels declining 77.2%, with a 15.0% decline in the average daily rate and a 6,140 basis point decline in occupancy. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and Expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2020 and 2019, including the amount and percentage change in the results between the two periods.

	2020	2019	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$169,522	$767,392	$(597,870)	(77.9)%
Food and beverage	54,900	272,869	(217,969)	(79.9)%
Other operating	43,484	74,906	(31,422)	(41.9)%
Total revenues	267,906	1,115,167	(847,261)	(76.0)%
OPERATING EXPENSES
Hotel operating	299,797	644,748	(344,951)	(53.5)%
Other property-level expenses	49,854	130,321	(80,467)	(61.7)%
Corporate overhead	28,149	30,264	(2,115)	(7.0)%
Depreciation and amortization	137,051	147,748	(10,697)	(7.2)%
Impairment losses	146,944	24,713	122,231	494.6%
Total operating expenses	661,795	977,794	(315,999)	(32.3)%

Interest and other income	2,836	16,557	(13,721)	(82.9)%
Interest expense	(53,307)	(54,223)	916	1.7%
Gain on sale of assets	34,298	42,935	(8,637)	(20.1)%
Gain on extinguishment of debt, net	6,146	—	6,146	100.0%
(Loss) income before income taxes	(403,916)	142,642	(546,558)	(383.2)%
Income tax (provision) benefit, net	(6,590)	151	(6,741)	(4,464.2)%
NET (LOSS) INCOME	(410,506)	142,793	(553,299)	(387.5)%
Loss (income) from consolidated joint venture attributable to noncontrolling interest	5,817	(7,060)	12,877	182.4%
Preferred stock dividends	(12,830)	(12,830)	—	—%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(417,519)	$122,903	$(540,422)	(439.7)%

Operating Statistics. The following table includes comparisons of the key operating metrics for the 17 Hotels.

	2020			2019			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
17 Hotels	22.5%	$204.52	$46.02	83.9%	$240.51	$201.79	(6,140)	bps	(15.0)%	(77.2)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of the 17 Hotels during 2020. As of December 31, 2020, we have resumed operations at 12 hotels, resulting in a total of 15 open hotels at the end of 2020; however, all operating hotels are running at significantly reduced capacity, with limited food and beverage and ancillary offerings. As of December 31, 2020, two of the 17 Hotels remain closed, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Westchester. As a result, our revenues and operating expenses for the year ended December 31, 2020 have been severely impacted as hotel demand has been decimated by the COVID-19 pandemic.

The following table includes details regarding our open hotels:

Hotels Open During All of the			Hotels Open During All or a Portion of the
First Quarter 2020			Second Quarter 2020			Third Quarter 2020			Fourth Quarter 2020
Hotel		Number of Rooms	Hotel		Number of Rooms	Hotel		Number of Rooms	Hotel		Number of Rooms
1	Boston Park Plaza	1,060	1	Boston Park Plaza	1,060	1	Boston Park Plaza	1,060	1	Boston Park Plaza	1,060
2	Embassy Suites La Jolla	340	2	Embassy Suites La Jolla	340	2	Embassy Suites La Jolla	340	2	Embassy Suites La Jolla	340
3	Renaissance Long Beach	374	3	Renaissance Long Beach	374	3	Renaissance Long Beach	374	3	Renaissance Long Beach	374
4	Embassy Suites Chicago	368	4	Oceans Edge Resort & Marina	175	4	Oceans Edge Resort & Marina	175	4	Oceans Edge Resort & Marina	175
5	Hyatt Centric Chicago Magnificent Mile	419	5		—	5	Embassy Suites Chicago	368	5	Embassy Suites Chicago	368
6	Renaissance Westchester	348	6		—	6	Marriott Boston Long Wharf	415	6	Marriott Boston Long Wharf	415
7		—	7		—	7	Hilton New Orleans St. Charles	252	7	Hilton New Orleans St. Charles	252
8		—	8		—	8	Hyatt Centric Chicago Magnificent Mile	419	8	Hyatt Centric Chicago Magnificent Mile	419
9		—	9		—	9	JW Marriott New Orleans	501	9	JW Marriott New Orleans	501
10		—	10		—	10	Hilton San Diego Bayfront	1,190	10	Hilton San Diego Bayfront	1,190
11		—	11		—	11	Renaissance Washington DC	807	11	Renaissance Washington DC	807
12		—	12		—	12		—	12	Hyatt Regency San Francisco	821
13		—	13		—	13		—	13	Renaissance Orlando at SeaWorld®	781
14		—	14		—	14		—	14	The Bidwell Marriott Portland	258
15		—	15		—	15		—	15	Wailea Beach Resort	547
16		—	16		—	16		—	16		—
17		—	17		—	17		—	17		—
	Total Number of Rooms	2,909		Total Number of Rooms	1,949		Total Number of Rooms	5,901		Total Number of Rooms	8,308

●	Property Dispositions: We sold the Renaissance Harborplace, the Renaissance Los Angeles Airport and the Courtyard by Marriott Los Angeles in July 2020, December 2020 and October 2019, respectively. In addition, in December 2020, we assigned our leasehold interest in the Hilton Times Square to its mortgage holder. As a result of these four hotel dispositions (the “Four Disposed Hotels”), our revenues and operating expenses decreased for the year ended December 31, 2020 as compared to the same period in 2019.

Room Revenue. Room revenue decreased $597.9 million, or 77.9%, in 2020 as compared to 2019 as follows:

●	Room revenue at the 17 hotels decreased $510.8 million.
●	The dispositions of the Four Disposed Hotels caused room revenue to decrease by $87.1 million.

Food and Beverage Revenue. Food and beverage revenue decreased $218.0 million, or 79.9%, in 2020 as compared to 2019 as follows:

●	Food and beverage revenue at the 17 Hotels decreased $197.9 million.
●	The dispositions of the Four Disposed Hotels caused food and beverage revenue to decrease by $20.1 million.

Other Operating Revenue. Other operating revenue decreased $31.4 million, or 41.9%, in 2020 as compared to 2019 as follows:

●	Other operating revenue at the 17 Hotels decreased $26.9 million. The decrease in other operating revenue at the 17 Hotels was partially offset by a $10.7 million reimbursement to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement.
●	The dispositions of the Four Disposed Hotels caused other operating revenue to decrease by $4.5 million.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $345.0 million, or 53.5%, in 2020 as compared to 2019 as follows:

●	Hotel operating expenses at the 17 Hotels decreased $300.5 million. Hotel operating expenses in 2020 included $23.1 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.

●	The dispositions of the Four Disposed Hotels caused hotel operating expenses to decrease by $44.5 million, which included $7.9 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees.

Other Property-Level Expenses. Other property-level expenses decreased $80.5 million, or 61.7%, in 2020 as compared to 2019 as follows:

●	Other property-level expenses at the 17 Hotels decreased $68.9 million. Other property-level expenses in 2020 included a credit of $2.4 million consisting of $4.9 million in employee retention tax credits and various industry grants received by our hotels, net of additional COVID-19-related wages, benefits and severance for furloughed or laid off hotel employees.
●	The dispositions of the Four Disposed Hotels caused other property-level expenses to decrease by $11.6 million, which included $0.5 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees, net of $0.3 million in employee retention tax credits received by our hotels.

Corporate Overhead Expense. Corporate overhead expense decreased $2.1 million, or 7.0%, during 2020 as compared to 2019, due to decreased payroll and related expenses, including the recognition of $0.2 million in employee retention tax credits, and decreased travel expenses. These decreased expenses were partially offset by increased amortization of deferred stock compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $10.7 million, or 7.2%, in 2020 as compared to 2019 as follows:

●	Depreciation and amortization expense generated by the 17 Hotels remained consistent as decreased expenses resulting from our $15.4 million impairment of the depreciable assets at one of our hotels during 2020 and from fully depreciated assets was mostly offset by increased depreciation and amortization at our newly renovated hotels.
●	The dispositions of the Four Disposed Hotels caused depreciation and amortization to decrease by $10.7 million due in part to our $103.6 million impairment of the depreciable assets at the Hilton Times Square and the Renaissance Harborplace during 2020.

Impairment Losses. Impairment losses totaled $146.9 million in 2020 and $24.7 million in 2019 as follows:

	2020	2019
Renaissance Harborplace (1)	$18,100	$24,713
Hilton Times Square (2)	107,857	—
Renaissance Westchester	18,685	—
Abandoned development costs	2,302	—
	$146,944	$24,713
(1)	We sold the Renaissance Harborplace in July 2020.
(2)	We assigned our leasehold interest in the Hilton Times Square to its mortgage holder in December 2020.

Interest and Other Income. Interest and other income decreased $13.7 million, or 82.9%, in 2020 as compared to 2019, due to declines in interest rates, cash account balances and other income. During 2020, we recognized $2.6 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

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

Interest Expense. We incurred interest expense as follows (in thousands):

	2020	2019
Interest expense on debt and finance lease obligations	$45,441	$45,381
Noncash interest on derivatives and finance lease obligations, net	4,740	6,051
Amortization of deferred financing costs	3,126	2,791
Total interest expense	$53,307	$54,223

Interest expense decreased $0.9 million, or 1.7%, in 2020 as compared to 2019 as follows:

Noncash changes in the fair market value of our derivatives and on our finance lease obligations caused interest expense to decrease $1.1 million and $0.2 million, respectively, in 2020 as compared to 2019. Noncash interest expense on our finance lease obligations decreased due to our sale of the Courtyard by Marriott Los Angeles in October 2019. Excluding the impact of these noncash expenses, interest expense would have increased $0.4 million in 2020 as compared to 2019 due to the draw on our credit facility and to the amendments on our unsecured debt, which increased the amount of interest charged on our term loans and senior notes, as well as due to default interest and penalties on the debt secured by the Hilton Times Square, bank fees and deferred financing costs. These increases were partially offset by decreased interest on our lower debt balances and lower interest on our variable rate debt.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 3.8% and 4.1% at December 31, 2020 and 2019, respectively. Approximately 70.6% and 77.4% of our outstanding notes payable had fixed interest rates, including the effects of interest rate swap agreements, at December 31, 2020 and 2019, respectively.

Gain on Sale of Assets. Gain on sale of assets totaled $34.3 million and $42.9 million in 2020 and 2019, respectively. In 2020, we recognized a $0.2 million gain on the sale of the Renaissance Harborplace and a $34.1 million gain on the sale of the Renaissance Los Angeles Airport.

In 2019, we recognized a $42.9 million gain on the sale of the Courtyard by Marriott Los Angeles.

Gain on Extinguishment of Debt, Net. Gain on extinguishment of debt, net totaled $6.1 million in 2020 and zero in 2019. During 2020, we recognized a gain of $6.4 million related to the assignment of the Hilton Times Square to the hotel’s mortgage holder. In addition, we recognized a loss of $0.3 million related to the write-off of deferred financing fees associated with repayments of a portion of our unsecured senior notes and the mortgage secured by the Renaissance Washington DC.

Income Tax (Provision) Benefit, Net. Income tax (provision) benefit, net was incurred as follows (in thousands):

	2020	2019
Current	$825	$839
Deferred	(7,415)	(688)
Income tax (provision) benefit, net	$(6,590)	$151

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In 2020, we recognized a current net income tax benefit of $0.8 million, resulting from tax credits and refunds, net of combined current federal and state income tax expense. In addition, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because we can no longer be assured that we will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on our hotel operations.

In 2019, we recognized a current net income tax benefit of $0.8 million, resulting from tax credits and refunds available under the Tax Cuts & Jobs Act of 2017 and operating loss carryforwards for our taxable entities, net of combined current federal and state income tax expense based on 2019 projected taxable income. In 2019, we also recognized a net deferred income tax provision of $0.7 million related to adjustments to our deferred tax assets, net.

(Loss) Income from Consolidated Joint Venture Attributable to Noncontrolling Interest. (Loss) income from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled a loss of $5.8 million and income of $7.1 million in 2020 and 2019, respectively.

Preferred Stock Dividends. Preferred stock dividends totaled $12.8 million in both 2020 and 2019, comprised of $8.0 million in preferred stock dividends on our Series E preferred stock, and $4.8 million in preferred stock dividends on our Series F preferred stock.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre, excluding noncontrolling interest; FFO attributable to common stockholders; Adjusted FFO attributable to common stockholders; and 17 Hotel portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income (loss), cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that 17 Hotel portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of 17 Hotel portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by dispositions. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expenses recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile and the ground lease at the Courtyard by Marriott Los Angeles (prior to the hotel’s sale in October 2019). We determined that both of these leases are finance leases, and, therefore, we include a portion of the lease payments each month in interest expense. We adjust EBITDAre for these two finance leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our net (loss) income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net (loss) income	$(410,506)	$142,793
Operations held for investment:
Depreciation and amortization	137,051	147,748
Interest expense	53,307	54,223
Income tax provision (benefit), net	6,590	(151)
Gain on sale of assets	(34,298)	(42,935)
Impairment losses - hotel properties	144,642	24,713
EBITDAre	(103,214)	326,391

Operations held for investment:
Amortization of deferred stock compensation	9,576	9,313
Amortization of right-of-use assets and liabilities	(1,260)	(782)
Finance lease obligation interest - cash ground rent	(1,404)	(2,175)
Gain on extinguishment of debt, net	(6,146)	—
Property-level severance	11,038	—
Prior year property tax adjustments, net	(276)	168
Prior owner contingency funding	—	(900)
Impairment loss - abandoned development costs	2,302	—
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	5,817	(7,060)
Depreciation and amortization	(3,228)	(2,875)
Interest expense	(1,194)	(2,126)
Amortization of right-of-use asset and liability	290	290
Impairment loss - abandoned development costs	(449)	—
Adjustments to EBITDAre, net	15,066	(6,147)
Adjusted EBITDAre, excluding noncontrolling interest	$(88,148)	$320,244

Adjusted EBITDAre, excluding noncontrolling interest decreased $408.4 million, or 127.5%, in 2020 as compared to 2019 primarily due to the following:

●	Adjusted EBITDAre at the 17 Hotels decreased $373.9 million, or 120.5%. The Company recorded $20.7 million in COVID-19-related expenses for the 17 Hotels during 2020, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees, net of $4.9 million in employee retention tax credits and various industry grants received by our hotels. Of this amount, $5.3 million of property-level severance was added back and included in Adjustments to EBITDAre, net. These increased COVID-19-related expenses were partially offset during 2020 by $10.7 million in reimbursements to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement.
●	The dispositions of the Four Disposed Hotels caused Adjusted EBITDAre to decrease by $49.9 million. The Company recorded $8.4 million in COVID-19-related expenses for the Four Disposed Hotels during 2020, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees, net of $0.3 million in employee retention tax credits received by our hotels. Of this amount, $5.7 million of property-level severance was added back and included in Adjustments to EBITDAre, net.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and liabilities: we exclude the amortization of our real estate right-of-use assets and liabilities, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligations. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our net (loss) income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net (loss) income	$(410,506)	$142,793
Preferred stock dividends	(12,830)	(12,830)
Operations held for investment:
Real estate depreciation and amortization	134,555	145,260
Gain on sale of assets	(34,298)	(42,935)
Impairment losses - hotel properties	144,642	24,713
Noncontrolling interest:
Loss (income) from consolidated joint venture attributable to noncontrolling interest	5,817	(7,060)
Real estate depreciation and amortization	(3,228)	(2,875)
FFO attributable to common stockholders	(175,848)	247,066

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	376	590
Noncash interest on derivatives and finance lease obligations, net	4,740	6,051
Gain on extinguishment of debt, net	(6,146)	—
Property-level severance	11,038	—
Prior year property tax adjustments, net	(276)	168
Prior owner contingency funding	—	(900)
Impairment loss - abandoned development costs	2,302	—
Noncash income tax provision, net	7,415	688
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	290	290
Noncash interest on derivatives, net	(27)	—
Impairment loss - abandoned development costs	(449)	—
Adjustments to FFO attributable to common stockholders, net	19,263	6,887
Adjusted FFO attributable to common stockholders	$(156,585)	$253,953

Adjusted FFO attributable to common stockholders decreased $410.5 million, or 161.7%, in 2020 as compared to 2019 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from sales of hotels and our credit facility and contributions from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, repayments of notes payable and our credit facility, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $116.7 million in 2020 as compared to net cash provided of $290.9 million in 2019. The net decrease in cash provided by operating activities in 2020 as compared to 2019 was primarily due to the temporary suspensions and reduced operations at our hotels caused by the COVID-19 pandemic.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by or (used in) investing activities in 2020 and 2019 was as follows (in thousands):

	2020	2019
Proceeds from sales of assets	$166,737	$49,538
Acquisitions of hotel property and other assets	(1,296)	(705)
Acquisitions of intangible assets	(102)	(25)
Renovations and additions to hotel properties and other assets	(51,440)	(95,958)
Payment for interest rate derivative	(111)	—
Net cash provided by (used in) investing activities	$113,788	$(47,150)

In 2020, we received total proceeds of $166.7 million from our sales of two hotels, consisting of $76.9 million for the Renaissance Harborplace and $89.9 million for the Renaissance Los Angeles Airport. This cash inflow was partially offset as we paid $1.3 million and $0.1 million to purchase additional wet boat and dry boat slips, respectively, at the Oceans Edge Resort & Marina, invested $51.4 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

In 2019, we received proceeds of $49.5 million from the sale of the Courtyard by Marriott Los Angeles. This cash inflow was offset as we paid $0.7 million and $25,000 to purchase additional wet boat and dry boat slips, respectively, at the Oceans Edge Resort & Marina, and invested $96.0 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2020 and 2019 was as follows (in thousands):

	2020	2019
Repurchases of outstanding common stock	$(103,894)	$(50,088)
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)
Proceeds from credit facility	300,000	—
Payments on credit facility	(300,000)	—
Payments on notes payable	(149,743)	(7,965)
Payments of costs related to extinguishment of debt	(27,975)	—
Payments of deferred financing costs	(4,361)	—
Dividends and distributions paid	(156,271)	(170,166)
Distributions to noncontrolling interest	(2,000)	(8,512)
Contributions from noncontrolling interest	2,319	—
Net cash used in financing activities	$(445,917)	$(241,166)

In 2020, we drew $300.0 million from our credit facility and received $2.3 million in contributions from our joint venture partner. These cash inflows were offset as we paid the following: $103.9 million to repurchase 9,770,081 shares of our outstanding common stock; $4.0 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $300.0 million to repay all amounts outstanding on our credit facility; $149.7 million in principal payments on our notes payable, including $35.0 million to repay a portion of our senior notes, $107.9 million to repay the mortgage loan secured by the Renaissance Washington DC and $6.8 million in scheduled principal payments on our notes payable; $28.0 million to extinguish the debt secured by the Hilton Times Square and assign our leasehold interest in the hotel to its mortgage holder, including a $20.0 million payment to the mortgage holder, $3.2 million and $0.8 million in FF&E restricted cash and hotel unrestricted cash, respectively, given to the mortgage holder, a $1.3 million payment for a labor dispute at the hotel and a total of $2.7 million in payments for legal, tax and other miscellaneous costs; $4.4 million in deferred financing costs related to the amendments on our unsecured debt; $156.3 million in dividends and distributions to our common and preferred stockholders; and $2.0 million in distributions to our joint venture partner.

In 2019, we paid the following: $50.1 million to repurchase 3,783,936 shares of our outstanding common stock; $4.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $8.0 million in principal payments on our notes payable; $170.2 million in dividends and distributions to our common and preferred stockholders; and $8.5 million in distributions to our joint venture partner.

Future. We believe the ongoing effects of the COVID-19 pandemic and the current economic downturn on our operations will continue to have a material negative impact on our financial results and liquidity during at least the first half of 2021. As previously noted, operations at two of the 17 Hotels remain suspended as of December 31, 2020, with the remainder operating at reduced capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that the capital markets will be available to us on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels, capital investments in our hotels, repayment of principal on our notes payable and possibly on our unsecured debt, interest expense, dividends on our preferred stock and acquisitions of hotels or interests in hotels. At this time, we do not expect to pay a quarterly common stock dividend in 2021. The resumption in quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of portions of our planned 2021 capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

We believe that the steps we have taken to increase our cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our already strong balance sheet and our low leverage will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty.

Cash Balance. As of December 31, 2020, our unrestricted cash balance was $368.4 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at the 17 Hotels are either temporarily suspended or greatly reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. While none of these cash trap provisions were triggered by the 17 Hotels during 2020, in January 2021, these provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. Going forward in 2021, excess cash generated by the hotels will be held in lockbox accounts for the benefit of the lenders and included in restricted cash on our consolidated balance sheet. We expect the mortgage secured by the Hilton San Diego Bayfront will also enter a cash trap in 2021.

Debt. As of December 31, 2020, we had $747.9 million of consolidated debt, $416.1 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

In March 2020, we drew $300.0 million under the revolving portion of our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020 and August 2020, we repaid $250.0 million and $11.2 million, respectively, of the outstanding credit facility balance after determining that we had sufficient cash on hand in addition to access to our credit facility. In addition, in August 2020, we used a portion of the proceeds we received from the sale of the Renaissance Harborplace to repay $38.8 million of the outstanding credit facility balance as stipulated in the Unsecured Debt Amendments (defined below).

At December 31, 2020, we have no amount outstanding on the revolving portion of our amended credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the amended credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the amended credit agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In September 2020, we repaid $35.0 million of our senior notes, comprising $30.0 million to the Series A note holders and $5.0 million to the Series B note holders, using a portion of the proceeds we received from the sale of the Renaissance Harborplace as stipulated in the Unsecured Debt Amendments (defined below). In conjunction with these repayments, we recorded a $0.2 million loss on extinguishment of debt related to the write-off of deferred financing costs.

In July 2020 and December 2020, we completed amendments to our unsecured debt, consisting of our revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Key terms of the Unsecured Debt Amendments include:

●	Waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022 (the “Covenant Relief Period”). We can elect to terminate the Covenant Relief Period early, subject to the achievement of the original financial covenants at the end of any quarterly measurement period;
●	Following the end of the Covenant Relief Period, original financial covenants will be phased-in over the following four quarters to ease compliance;
●	Continued payment of existing preferred stock dividends and the ability to issue up to $200.0 million of additional preferred stock, subject to the satisfaction of certain conditions;
●	Unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels;
●	Flexibility to invest up to $250.0 million into acquisitions (in addition to acquisitions funded with equity or with hotel sale proceeds) subject to maintaining certain minimum liquidity thresholds;
●	Ability to invest up to $100.0 million into capital improvements during 2021;
●	Ability to pay dividends on common stock to the extent required to maintain REIT status and comply with IRS regulations;
●	Addition of a 25-basis point LIBOR floor for the remaining term of the revolving credit facility and term loan facilities. The applicable LIBOR spread for each of the facilities is fixed during the Covenant Relief Period at 240 basis points for the revolving credit facility and 235 basis points for the term loan facilities, which is the high end of the pricing grid plus 15 points;
●	Addition of 125 basis points to the annual interest rate of the senior notes during the Covenant Relief Period which will decrease by 25 basis points following the Covenant Relief Period until the Company’s leverage ratio is below 5.00x as follows:
o	Until the Company achieves a leverage ratio less than 6.50x, the interest rate on the senior notes will be increased by 100 basis points;
o	From the period the leverage ratio is less than 6.50x but greater than 5.00x the interest rate on the senior notes will be increased by 75 basis points; and
●	Addition of certain restrictions and covenants during the Covenant Relief Period including, but not limited to, restrictions on share repurchases, maintenance of minimum liquidity of at least $180.0 million, certain required mandatory debt prepayments on asset sales and equity issuances (if funds are not used to purchase assets) and restrictions on the incurrence of new indebtedness.

In December 2020, we used proceeds received from our sale of the Renaissance Los Angeles Airport to repay the $107.9 million mortgage secured by the Renaissance Washington DC. The mortgage was set to mature in May 2021, but was available to be repaid without penalty beginning in November 2020.

In December 2020, we exercised our first option to extend the maturity date of the mortgage secured by the Hilton San Diego Bayfront from December 2020 to December 2021. We intend to exercise the remaining two one-year options to extend the maturity to December 2023. Assuming we are successful in extending the maturity to December 2023, our first debt maturity will be for the $85.0 million unsecured term loan due in September 2022.

Additionally, in December 2020, we executed an assignment-in-lieu agreement with the holder of the $77.2 million mortgage secured by the Hilton Times Square. As stipulated in the agreement, we satisfied all outstanding debt obligations, including regular and default interest or late charges that were assessed, in exchange for a $20.0 million payment, the credit of $3.2 million of restricted cash held by the noteholder and $0.8 million of the hotel’s unrestricted cash, the assignment of our leasehold interest in the Hilton Times Square, and the retention of certain potential employee-related obligations. In conjunction with this agreement, we wrote off approximately $22.2 million of various accrued expenses related to the hotel’s operating lease and sublease, including, but not limited to, accrued property taxes, recapture of deferred taxes due from a prior deferral period, accrued ground rent and accrued easement payments. We removed the net assets and liabilities related to the hotel from our December 31, 2020 balance sheet; however, we retained approximately $11.6 million in certain current and potential employee-related obligations, which is currently held in escrow until those obligations are resolved. We recorded a $6.4 million gain on extinguishment of debt as a result of this transaction.

We are subject to various financial covenants on our secured and unsecured debt. Due to COVID-19’s expected negative impact on our operations through at least the first half of 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2022. As noted above, due to COVID-19, operations at two of the 17 Hotels remain suspended as of February 1, 2021, with the remainder operating at reduced capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

As of December 31, 2020, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2021. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2020, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 12 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 14 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; Renaissance Westchester; The Bidwell Marriott Portland; and Wailea Beach Resort. In January 2021, the Renaissance Washington DC was pledged to the credit facility, resulting in 13 hotels currently held by subsidiaries whose interests are pledged to our credit facility. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2020 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$747,945	$3,305	$412,039	$127,601	$205,000
Interest obligations on notes payable (2)	119,182	29,951	48,410	24,939	15,882
Finance lease obligation, including imputed interest	108,012	1,403	2,806	2,806	100,997
Operating lease obligations, including imputed interest (3)	41,834	6,676	13,509	13,731	7,918
Construction commitments	19,847	19,847	—	—	—
Total	$1,036,820	$61,182	$476,764	$169,077	$329,797

(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matured in December 2020. We have exercised the first of three available one-year options to extend. We intend to exercise the remaining two one-year options to extend the maturity to December 2023.
(2)	Interest on our variable-rate debt is calculated based on the variable rate at December 31, 2020, and includes the effect of our interest rate derivative agreements.
(3)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $51.4 million in our portfolio and other assets during 2020 and $96.0 million in 2019. As of December 31, 2020, we have contractual construction commitments totaling $19.8 million for ongoing renovations. As noted above, in light of the COVID-19 pandemic, we have elected to conserve cash by deferring a portion of our planned 2021 non-essential capital improvements into our portfolio. In February 2021, however, we entered into an agreement with Marriott to rebrand the Renaissance Washington DC to The Westin Washington DC, upon substantial completion of a repositioning of the hotel. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of December 31, 2020, our balance sheet includes restricted cash of $35.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 17 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 pandemic, some of our third-party managers have suspended the requirement to fund into the FF&E reserves throughout 2021. Additionally, some of our third-party managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism. Revenues for the 17 Hotels by quarter for 2018 and 2019 are provided in the table below (dollars in thousands), which information indicates the consistent seasonality of our results. While 2020 revenues for the 17 Hotels are not comparable to 2019 and 2018 due to the COVID-19 pandemic and temporary suspension of operations at certain hotels, the information is presented in the table below for illustrative purposes.

	First	Second	Third	Fourth
Revenues:	Quarter	Quarter	Quarter	Quarter	Total
2018
Total revenues	$271,446	$317,447	$289,308	$280,852	$1,159,053
Sold hotel revenues (1)	(52,906)	(62,374)	(49,886)	(43,207)	(208,373)
Non-hotel revenues (2)	(832)	(21)	(25)	(4,987)	(5,865)
17 Hotel portfolio revenues (3)	$217,708	$255,052	$239,397	$232,658	$944,815
Quarterly 17 Hotel portfolio revenues as a percentage of total annual revenues	23.0%	27.0%	25.3%	24.7%	100%

2019
Total revenues	$257,680	$302,896	$281,639	$272,952	$1,115,167
Sold hotel revenues (1)	(27,769)	(37,527)	(35,768)	(34,624)	(135,688)
Non-hotel revenues (2)	(23)	(25)	(22)	(22)	(92)
17 Hotel portfolio revenues (3)	$229,888	$265,344	$245,849	$238,306	$979,387
Quarterly 17 Hotel portfolio revenues as a percentage of total annual revenues	23.5%	27.1%	25.1%	24.3%	100%

2020
Total revenues	$191,212	$10,424	$28,910	$37,360	$267,906
Sold hotel revenues (1)	(19,170)	(1,743)	(1,934)	(1,249)	(24,096)
Non-hotel revenues (2)	(22)	(2,393)	(4,618)	(3,783)	(10,816)
17 Hotel portfolio revenues (3)	$172,020	$6,288	$22,358	$32,328	$232,994
Quarterly 17 Hotel portfolio revenues as a percentage of total annual revenues	73.8%	2.7%	9.6%	13.9%	100%

(1)	Sold hotel revenues include those generated by the following: the Marriott Philadelphia, the Marriott Quincy, the Hyatt Regency Newport Beach, two Houston hotels, and the Marriott Tysons Corner, which we sold in January 2018, July 2018, October 2018 and December 2018, respectively; the Courtyard by Marriott Los Angeles, which we sold in October 2019; and the Renaissance Harborplace and the Renaissance Los Angeles Airport, which we sold in July 2020 and December 2020, respectively, as well as the Hilton Times Square, which we assigned to the hotel’s mortgage holder in December 2020.
(2)	Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for the second, third and fourth quarters of 2020 include reimbursements to offset net losses of $2.4 million, $4.6 million and $3.8 million, respectively, at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement. Non-hotel revenues for the first and fourth quarters of 2018 also include business interruption insurance proceeds of $0.8 million and $5.0 million, respectively, for the Oceans Edge Resort & Marina.
(3)	17 Hotel portfolio revenues include those generated by the 17 Hotels.

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

●	Impairment of long-lived assets. Impairment losses are recorded on long-lived assets to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. We evaluate our long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, our estimate of how long we will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

●	Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

assets are amortized using the straight-line method over the shorter of their estimated useful life or the length of the related agreement. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the useful lives of any of our assets during the periods discussed.

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

As of December 31, 2020, 70.6% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at December 31, 2020. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million based on the variable rate at December 31, 2020.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 60, on the effectiveness of our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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
February 12, 2021

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

Certain other information concerning executive officers of the Company is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2020:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average	Incentive Plan
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding awards	outstanding awards	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan, as amended and restated	⸺	⸺	2,911,865

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

4.5	Description of Securities of the Registrant (incorporated by reference to Form 10-K, filed by the Company on February 19, 2020).

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K, filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K, filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K, filed by the Company on February 23, 2010).

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

10.12

Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and John V. Arabia (incorporated by reference to Exhibit 10.12 to Form 10-K, filed by the Company on February 19, 2020). #

10.13

Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and Bryan A. Giglia (incorporated by reference to Exhibit 10.13 to Form 10-K, filed by the Company on February 19, 2020). #

10.14

Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and Marc A. Hoffman (incorporated by reference to Exhibit 10.14 to Form 10-K, filed by the Company on February 19, 2020). #

10.15

Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and Robert Springer (incorporated by reference to Exhibit 10.15 to Form 10-K, filed by the Company on February 19, 2020). #

10.16

Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between Sunstone Hotel Investors, Inc. and David M. Klein (incorporated by reference to Exhibit 10.16 to Form 10-K, filed by the Company on February 19, 2020). #

10.17

2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended and restated effective November 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 4, 2019). #

10.18

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 6, 2011).

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

10.19.3

First Amendment to Amended and Restated Credit Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 17, 2020).

10.19.4

Second Amendment to Amended and Restated Credit Agreement, dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on December 23, 2020).

10.20

Note and Guarantee Agreement, dated December 20, 2016, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 10-K, filed by the Company on February 23, 2017).

10.20.1

First Amendment to Note and Guarantee Agreement dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 17, 2020).

10.20.2

Second Amendment to Note and Guarantee Agreement dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on December 23, 2020).

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification). *

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 12, 2021	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Non-Executive Chairman	February 12, 2021
Douglas M. Pasquale

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 12, 2021
John V. Arabia	(Principal Executive Officer)

/S/ W. BLAKE BAIRD	Director	February 12, 2021
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 12, 2021
Andrew Batinovich

/S/ MONICA S. DIGILIO	Director	February 12, 2021
Monica S. Digilio

/S/ THOMAS A. LEWIS, JR.	Director	February 12, 2021
Thomas A. Lewis, Jr.

/S/ MURRAY J. MCCABE	Director	February 12, 2021
Murray J. McCabe

/S/ KEITH P. RUSSELL	Director	February 12, 2021
Keith P. Russell

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

Hotel investment impairment
Description of the Matter

The Company’s investment in hotel properties, including related lease right-of-use assets, totaled $2.5 billion as of December 31, 2020. As more fully described in Note 2 to the consolidated financial statements, the Company’s accounting policy is to record impairment losses when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those hotel investments are less than the hotel investments’ carrying amount. The impairment recognized is the amount by which the carrying amount of the hotel investment exceed their estimated fair value. The Company evaluates each of its hotel investments for impairment indicators and prepares future undiscounted cash flow estimates to determine if a hotel investment is impaired, if necessary. No single indicator would necessarily result in management preparing an estimate to determine if the future undiscounted cash flows are less than the book value of the hotel investments. Management uses judgment to determine if the severity of any single indicator or when there are a number of indicators of less severity when combined would result in an indication that a hotel investment requires an estimate of undiscounted cash flows to determine if an impairment of a hotel investment has occurred. Once management determines that a hotel investment is impaired, further judgments are required to be made by management to estimate the fair value of the hotel investment. For the year ended December 31, 2020, management identified hotel investments that had indicators of impairment that required further analysis. For each hotel investment in which the Company determined that indicators existed requiring further analysis, one or more cash flow analyses were prepared, and when multiple cash flows were prepared a probability was assigned to each cash flow based upon the estimated likelihood of each scenario occurring. Based upon the analysis, management determined that the total cash flows for three hotel investments were less than the book value of the related asset groups. As a result, the Company determined the fair value of the hotel investments and recognized $146.9 million impairment losses, which is the amount by which the carrying value exceeded the estimated fair value of the hotel investments.

Auditing management’s hotel investment impairment assessment and measurement was challenging because determining whether events or changes in circumstances indicate that the investment may not be recoverable is highly judgmental due to the high degree of subjectivity in evaluating management’s identification of indicators of impairment, the related assessment of the severity of such indicators, and in evaluating management’s assumptions used in determining the future undiscounted cash flows of the hotel investments. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific hotel investments as determined by management. Such factors included, but were not limited to, significant changes to hotel property operations, management’s ongoing hotel capital investment, ultimate hold period, disposition strategy, and current industry and economic trends. No one set of indicators that trigger a cash flow assessment are common to all hotel investments but are unique to each investment. Changes to management’s identification of indicators of impairment and assessment of the indicator’s severity could have a significant effect on management’s determination of whether the asset needed to be tested for recovery as of December 31, 2020. Management’s impairment assessment and impairment measurement is sensitive to significant assumptions such as hold periods, discount rates, capitalization rates, revenue growth rates, expense growth rates, expected margins, and where there are multiple cash flow outcomes, the probability assigned to each cash flow scenario, all of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the hotel investment impairment assessment and impairment measurement process, including controls over management’s identification of indicators of impairment and management’s review of the significant assumptions.

We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a hotel might not be recoverable, and to test management’s assessment of the severity of indicators of impairment for each of the Company’s hotel investments, that included, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies, natural disasters or the effects on the valuation assumptions as a result of the COVID 19 pandemic. To test management’s future undiscounted cash flows of hotel properties identified as having an indicator of impairment, as well as the fair value of the hotel investment, we performed audit procedures that included, among others, assessing the methodologies and involving our valuation specialists to assist in testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As part of our evaluation of indicators of impairment, the measurement of the Company’s undiscounted future cash flows and fair value of the hotel investment, we considered hotel property operations, management’s hotel capital investment, hold period, disposition strategy, current industry and economic trends and other relevant factors and assumptions.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 12, 2021

CSUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$368,406	$816,857
Restricted cash	47,733	48,116
Accounts receivable, net	8,566	35,209
Prepaid expenses and other current assets	10,440	13,550
Total current assets	435,145	913,732
Investment in hotel properties, net	2,461,498	2,872,353
Finance lease right-of-use asset, net	46,182	47,652
Operating lease right-of-use assets, net	26,093	60,629
Deferred financing costs, net	4,354	2,718
Other assets, net	12,445	21,890
Total assets	$2,985,717	$3,918,974

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,326	$35,614
Accrued payroll and employee benefits	15,392	25,002
Dividends and distributions payable	3,208	135,872
Other current liabilities	32,606	46,955
Current portion of notes payable, net	2,261	82,109
Total current liabilities	90,793	325,552
Notes payable, less current portion, net	742,528	888,954
Finance lease obligation, less current portion	15,569	15,570
Operating lease obligations, less current portion	29,954	49,691
Other liabilities	17,494	18,136
Total liabilities	896,338	1,297,903
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2020 and 2019, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at December 31, 2020 and 2019, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 215,593,401 shares issued and outstanding at December 31, 2020 and 224,855,351 shares issued and outstanding at December 31, 2019	2,156	2,249
Additional paid in capital	2,586,108	2,683,913
Retained earnings	913,766	1,318,455
Cumulative dividends and distributions	(1,643,386)	(1,619,779)
Total stockholders’ equity	2,048,644	2,574,838
Noncontrolling interest in consolidated joint venture	40,735	46,233
Total equity	2,089,379	2,621,071
Total liabilities and equity	$2,985,717	$3,918,974

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
REVENUES
Room	$169,522	$767,392	$799,369
Food and beverage	54,900	272,869	284,668
Other operating	43,484	74,906	75,016
Total revenues	267,906	1,115,167	1,159,053
OPERATING EXPENSES
Room	76,977	202,889	210,204
Food and beverage	63,140	186,436	193,486
Other operating	7,636	16,594	17,169
Advertising and promotion	23,741	54,369	55,523
Repairs and maintenance	27,084	41,619	43,111
Utilities	17,311	27,311	29,324
Franchise costs	7,060	32,265	35,423
Property tax, ground lease and insurance	76,848	83,265	82,414
Other property-level expenses	49,854	130,321	132,419
Corporate overhead	28,149	30,264	30,247
Depreciation and amortization	137,051	147,748	146,449
Impairment losses	146,944	24,713	1,394
Total operating expenses	661,795	977,794	977,163

Interest and other income	2,836	16,557	10,500
Interest expense	(53,307)	(54,223)	(47,690)
Gain on sale of assets	34,298	42,935	116,961
Gain (loss) on extinguishment of debt, net	6,146	—	(835)
(Loss) income before income taxes	(403,916)	142,642	260,826
Income tax (provision) benefit, net	(6,590)	151	(1,767)
NET (LOSS) INCOME	(410,506)	142,793	259,059
Loss (income) from consolidated joint venture attributable to noncontrolling interest	5,817	(7,060)	(8,614)
Preferred stock dividends	(12,830)	(12,830)	(12,830)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(417,519)	$122,903	$237,615

Basic and diluted per share amounts:
Basic and diluted (loss) income attributable to common stockholders per common share	$(1.93)	$0.54	$1.05

Basic and diluted weighted average common shares outstanding	215,934	225,681	225,924

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2017	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178
Amortization of deferred stock compensation	—	—	—	—	—	—	9,383	—	—	—	9,383
Issuance of restricted common stock, net	—	—	—	—	346,526	4	(4,236)	—	—	—	(4,232)
Forfeiture of restricted common stock	—	—	—	—	(12,793)	(1)	1	—	—	—	—
Common stock distributions and distributions payable at $0.69 per share	—	—	—	—	—	—	—	—	(157,359)	—	(157,359)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	(4,838)	—	(4,838)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(9,369)	(9,369)
Net proceeds from sale of common stock	—	—	—	—	2,590,854	26	44,315	—	—	—	44,341
Net income	—	—	—	—	—	—	—	250,445	—	8,614	259,059
Balance at December 31, 2018	4,600,000	115,000	3,000,000	75,000	228,246,247	2,282	2,728,684	1,182,722	(1,440,202)	47,685	2,711,171
Amortization of deferred stock compensation	—	—	—	—	—	—	9,719	—	—	—	9,719
Issuance of restricted common stock, net	—	—	—	—	396,972	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.74 per share	—	—	—	—	—	—	—	—	(166,747)	—	(166,747)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	(7,993)	—	(7,993)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	(4,837)	—	(4,837)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8,512)	(8,512)
Repurchase of outstanding common stock	—	—	—	—	(3,783,936)	(37)	(50,051)	—	—	—	(50,088)
Net income	—	—	—	—	—	—	—	135,733	—	7,060	142,793
Balance at December 31, 2019	4,600,000	115,000	3,000,000	75,000	224,855,351	2,249	2,683,913	1,318,455	(1,619,779)	46,233	2,621,071
Amortization of deferred stock compensation	—	—	—	—	—	—	9,988	—	—	—	9,988
Issuance of restricted common stock, net	—	—	—	—	550,635	5	(3,997)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	—	—	(42,504)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	(4,838)	—	(4,838)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	2,319	2,319
Repurchase of outstanding common stock	—	—	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	—	—	(404,689)	—	(5,817)	(410,506)
Balance at December 31, 2020	4,600,000	$115,000	3,000,000	$75,000	215,593,401	$2,156	$2,586,108	$913,766	$(1,643,386)	$40,735	$2,089,379

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(410,506)	$142,793	$259,059
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	384	361	815
Gain on sale of assets	(34,298)	(42,935)	(116,916)
(Gain) loss on extinguishment of debt, net	(6,146)	—	835
Noncash interest on derivatives and finance lease obligations, net	4,740	6,051	(1,190)
Depreciation	137,010	147,669	144,958
Amortization of franchise fees and other intangibles	41	79	1,582
Amortization of deferred financing costs	3,126	2,791	2,947
Amortization of deferred stock compensation	9,576	9,313	9,007
Impairment losses	146,944	24,713	1,394
Gain on hurricane-related damage	—	—	(1,100)
Deferred income taxes, net	7,415	688	1,132
Changes in operating assets and liabilities:
Accounts receivable	26,827	(1,726)	905
Prepaid expenses and other assets	3,663	(1,387)	189
Accounts payable and other liabilities	4,065	2,935	3,322
Accrued payroll and employee benefits	(8,286)	357	(1,648)
Operating lease right-of-use assets and obligations	(1,260)	(782)	—
Net cash (used in) provided by operating activities	(116,705)	290,920	305,291
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	166,737	49,538	348,032
Proceeds from property insurance	—	—	1,100
Acquisitions of hotel property and other assets	(1,296)	(705)	(15,147)
Acquisitions of intangible assets	(102)	(25)	(18,543)
Renovations and additions to hotel properties and other assets	(51,440)	(95,958)	(159,076)
Payment for interest rate derivative	(111)	—	—
Net cash provided by (used in) investing activities	113,788	(47,150)	156,366
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	—	—	45,125
Payment of common stock offering costs	—	—	(784)
Repurchases of outstanding common stock	(103,894)	(50,088)	—
Repurchases of common stock for employee tax obligations	(3,992)	(4,435)	(4,232)
Proceeds from credit facility	300,000	—	—
Payments on credit facility	(300,000)	—	—
Proceeds from notes payable and debt restructuring	—	—	65,000
Payments on notes payable and debt restructuring	(149,743)	(7,965)	(72,574)
Payments of costs related to extinguishment of debt	(27,975)	—	(131)
Payments of deferred financing costs	(4,361)	—	(4,012)
Dividends and distributions paid	(156,271)	(170,166)	(177,622)
Distributions to noncontrolling interest	(2,000)	(8,512)	(9,369)
Contributions from noncontrolling interest	2,319	—	—
Net cash used in financing activities	(445,917)	(241,166)	(158,599)
Net (decrease) increase in cash and cash equivalents and restricted cash	(448,834)	2,604	303,058
Cash and cash equivalents and restricted cash, beginning of year	864,973	862,369	559,311
Cash and cash equivalents and restricted cash, end of year	$416,139	$864,973	$862,369

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$368,406	$816,857	$809,316
Restricted cash	47,733	48,116	53,053
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$416,139	$864,973	$862,369

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash paid for interest	$40,309	$45,301	$44,795
Cash (refund) paid for income taxes, net	$(996)	$(395)	$693
Operating cash flows used for operating leases	$10,112	$7,238	$—

Changes in operating lease right-of-use assets	$3,483	$3,447	$—
Changes in operating lease obligations	(4,743)	(4,229)	—
Changes in operating lease right-of-use assets and lease obligations, net	$(1,260)	$(782)	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Accrued renovations and additions to hotel properties and other assets	$3,344	$9,771	$10,534
Amortization of deferred stock compensation — construction activities	$412	$406	$376
Assets transferred to lender in assignment-in-lieu transaction	$(74,583)	$—	$—
Liabilities transferred to lender in assignment-in-lieu transaction	$(108,947)	$—	$—
Assignment of operating lease right-of-use asset in connection with disposition of hotel	$(12,518)	$—	$—
Assignment of operating lease obligation in connection with disposition of hotel	$(14,695)	$—	$—
Assignment of finance lease right-of-use asset in connection with disposition of hotel	$—	$(6,605)	$—
Assignment of finance lease obligation in connection with disposition of hotel	$—	$(11,620)	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$45,677	$—
Increase in unsecured terms loans due to debt restructuring	$—	$—	$50,000
Decrease in unsecured terms loans due to debt restructuring	$—	$—	$(50,000)
Dividends and distributions payable	$3,208	$135,872	$126,461

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

As of December 31, 2020, the Company had interests in 17 hotels (the “17 Hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Crestline Hotels & Resorts	2
Highgate Hotels L.P. and an affiliate	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2020	17

The novel coronavirus (“COVID-19”) pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to disrupt the Company’s business. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in groups, and in some areas, either have been or are subject to mandatory shelter-in-place orders, which have restricted or prohibited social gatherings, travel and non-essential activities outside of their homes.

In response to the COVID-19 pandemic, the Company temporarily suspended operations at 14 of the 17 Hotels during 2020, 12 of which have since resumed operations:

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

The Company is unable to predict when any of its remaining hotels with temporarily suspended operations will resume their operations, or if those hotels that have resumed operations will be temporarily suspended again. The extent of the effects of the pandemic on the Company’s business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, how quickly and successfully effective vaccines and therapies are distributed and administered, as well as the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, include the accounts of the Company, the Operating Partnership, the TRS Lessee, and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

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

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2020 and 2019, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, property taxes and hotel-generated cash that is held in an account for the benefit of a lender. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders and/or hotel managers. In addition, restricted cash at December 31, 2020 includes $11.6 million held in escrow related to certain current and potential employee-related obligations in accordance with the assignment-in-lieu agreement between the Company and the mortgage holder of the Hilton Times Square (see Note 7). Restricted cash may also include earnest money received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until either the sale is complete or subject to terms of the purchase and sale agreements.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, three hotels were impaired in 2020, one hotel was impaired in 2019 and two hotels were impaired in 2018 (see Note 5).

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

Assets Held for Sale

The Company considers a hotel held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. No hotels were considered held for sale as of either December 31, 2020 or 2019.

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

Finance and Operating Leases

The Company determines if a contract is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than 12 months, the Company records a right-of-use (“ROU”) asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease. The Company has elected to not separate lease components from nonlease components, resulting in the Company accounting for lease and nonlease components as one single lease component.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, the operating lease right-of-use asset at one hotel was impaired during 2020 (see Note 5).

Noncontrolling Interest

The Company’s consolidated financial statements include an entity in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses, and net income or loss from the less-than-wholly-owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

At December 31, 2020, 2019 and 2018, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to hotel guests, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Room revenue and other occupancy based fees are recognized over a guest’s stay at a previously agreed upon daily rate. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is recognized by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is recognized by the Company on a gross basis, with the related discount or commission recognized in room expense. A majority of the Company’s hotels participate in frequent guest programs sponsored by the hotel brand owners whereby the hotel allows guests to earn loyalty points during their hotel stay. The Company expenses charges associated with these programs as incurred, and recognizes revenue at the amount it will receive from the brand when a guest redeems their loyalty points by staying at one of the Company’s hotels. In addition, some contracts for rooms or food and beverage services require an advance deposit, which the Company records as deferred revenue (or a contract liability) and recognizes once the performance obligations are satisfied. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill their contracted minimum number of room nights or minimum food and beverage spending requirements, are typically recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is generally the period in which these fees are collected.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019

Trade receivables, net (1)	$8,110	$21,201
Contract liabilities (2)	$16,815	$18,498
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During 2020 and 2019, the Company recognized revenue of approximately $10.2 million and $16.7 million, respectively, related to its outstanding contract liabilities.

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

Dividends

Under current federal income tax laws related to REITs, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders. Currently, the Company pays quarterly cash dividends to the preferred stockholders of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and its 6.45% Series F Cumulative Preferred Stock (“Series F preferred stock”) as declared by the Company’s board of directors. At this time, the Company does not expect to pay a quarterly dividend on its common stock during 2021 due to the COVID-19 pandemic’s negative effect on the Company’s income. The resumption in quarterly common dividends will be determined by the Company’s board of directors after considering the Company’s obligations under its various financing agreements, projected taxable income, compliance with its debt covenants, long-term operating projections, expected capital requirements and risks affecting its business. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Numerator:
Net (loss) income	$(410,506)	$142,793	$259,059
Loss (income) from consolidated joint venture attributable to noncontrolling interest	5,817	(7,060)	(8,614)
Preferred stock dividends	(12,830)	(12,830)	(12,830)
Distributions paid on unvested restricted stock compensation	(69)	(901)	(814)
Undistributed income allocated to unvested restricted stock compensation	—	—	(422)
Numerator for basic and diluted (loss) income attributable to common stockholders	$(417,588)	$122,002	$236,379

Denominator:
Weighted average basic and diluted common shares outstanding	215,934	225,681	225,924

Basic and diluted (loss) income attributable to common stockholders per common share	$(1.93)	$0.54	$1.05

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the years ended December 31, 2020, 2019 and 2018, as their inclusion would have been anti-dilutive.

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

New Accounting Standards and Accounting Changes

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which replaced the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In both November 2019 and November 2018, the FASB issued codification improvements to ASU No. 2016-13, including Accounting Standards Update No. 2019-11 (“ASU No. 2019-11”) in 2019 and Accounting Standards Update No. 2018-19 (“ASU No. 2018-19”) in 2018. ASU No. 2019-11 includes an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit deteriorated assets. ASU No. 2018-19 clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of ASU No. 2016-13. The Company adopted all three of these ASUs on January 1, 2020, with no material impact on its consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 is effective upon issuance, and is applied prospectively from any date beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022. The Company intends to take advantage of the expedients offered by ASU No. 2020-04 when it modifies its variable rate debt, which includes the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront, its credit facility and its unsecured term loans. The adoption of ASU No. 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$571,212	$601,181
Buildings and improvements	2,523,750	2,950,534
Furniture, fixtures and equipment	431,918	506,754
Intangible assets	21,192	32,610
Franchise fees	743	743
Construction in progress	15,831	40,639
Investment in hotel properties, gross	3,564,646	4,132,461
Accumulated depreciation and amortization	(1,103,148)	(1,260,108)
Investment in hotel properties, net	$2,461,498	$2,872,353

In 2020, the Company wrote down its investment in hotel properties and recorded impairment losses of $18.7 million on the Renaissance Westchester and $2.3 million related to the abandonment of a potential project to expand one of its hotels (see Note 5). In addition, prior to their dispositions, the Company wrote down its investment in hotel properties and recorded impairment losses of $89.4 million on the Hilton Times Square and $18.1 million on the Renaissance Harborplace (see Note 4 and Note 5). In 2019, the Company wrote down its investment in hotel properties and recorded an impairment loss of $24.7 million on the Renaissance Harborplace (see Note 5).

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2020	2019
Easement/Element agreements (1)	$18,436	$28,163
Airspace agreements (2)	1,795	3,486
Below market management agreement (3)	961	961
	21,192	32,610
Accumulated amortization	(777)	(685)
	$20,415	$31,925
(1)	The Easement/Element agreements as of both December 31, 2020 and 2019 included the exclusive perpetual rights to certain space at the Renaissance Washington DC (the “Element”). As of December 31, 2019, the Easement/Element agreements also included an easement at the Hilton Times Square, which was removed from the Company’s balance sheet in conjunction with the Company’s assignment-in-lieu agreement with the hotel’s mortgage holder in December 2020 (see Note 4). The Element has an indefinite useful life and is not amortized.
(2)	Airspace agreements as of both December 31, 2020 and 2019 included dry slip agreements at the Oceans Edge Resort & Marina. As of December 31, 2019, airspace agreements also included an agreement at the Renaissance Harborplace, which was removed from the Company’s balance sheet in conjunction with the hotel’s sale in July 2020 (see Note 4). The dry slips at the Oceans Edge Resort & Marina have indefinite useful lives and are not amortized.
(3)	The below market management agreement consists of an agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The agreement is amortized using the straight-line method over the remaining non-cancelable term, and will be fully amortized in December 2022.

4. Disposals

Disposals - 2020

In July 2020 and December 2020, the Company sold the Renaissance Harborplace, located in Maryland, and the Renaissance Los Angeles Airport, located in California, respectively. Neither of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, neither of the hotels qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds	Net Gain
Renaissance Harborplace (1)	$76,855	$189
Renaissance Los Angeles Airport	89,882	34,109
	$166,737	$34,298
(1)	During 2020, the Company wrote down the hotel’s assets and recorded an impairment loss of $18.1 million (see Note 5).

In December 2020, an assignment-in-lieu agreement was filed in the Office of the City Register of the City of New York, and the Company transferred possession and control of its leasehold interest in the Hilton Times Square to the lender of the hotel’s non-recourse mortgage (see Notes 7 and 8). As such, and in conjunction with the FASB ASC Subtopic (610-20) Gains and Losses from the Derecognition of Nonfinancial Assets, the Company concluded that it lost control of the hotel and removed the hotel’s net assets and liabilities from its balance sheet at December 31, 2020. The disposition of the Hilton Times Square did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

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

The following table provides summary results of operations for the hotels disposed of in 2020, 2019 and 2018, which are included in net (loss) income for their respective ownership periods (in thousands):

	2020	2019	2018
Total revenues	$24,096	$135,688	$208,373

(Loss) income before income taxes (1)	$(42,828)	$1,297	$16,159

Gain on sale of assets	$34,298	$42,935	$116,961
(1)	(Loss) income before income taxes does not include the gain recognized on the hotel sales.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2020 and 2019, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2020 and 2019, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The Company recorded the following impairment losses during 2020, 2019 and 2018, each of which is discussed below, as follows (in thousands):

	2020	2019	2018
Renaissance Harborplace	$18,100	$24,713	$—
Hilton Times Square	107,857	—	—
Renaissance Westchester	18,685	—	—
Abandoned development costs	2,302	—	—
Houston hotels	—	—	1,394
	$146,944	$24,713	$1,394

Renaissance Harborplace. The Company sold the Renaissance Harborplace in July 2020 (see Note 4). During the second quarter of 2020 and the fourth quarter of 2019, the Company recorded impairment losses of $18.1 million and $24.7 million, respectively, related to the hotel, which are included in impairment losses on the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019.

In 2020, the Company determined that the fair value of the Renaissance Harborplace less costs to sell the hotel was lower than the carrying value of the hotel. The 2020 impairment loss was determined using Level 2 measurements, consisting of the third-party offer price less estimated costs to sell the hotel.

In 2019, the Company reviewed the operational performance and management’s estimated hold period for the Renaissance Harborplace. During this review, the Company identified indicators of impairment related to declining demand trends at both the hotel and in the Baltimore market, along with management’s plan for the hotel’s estimated hold period. These indicators were significant so that, in accordance with the Company’s policy, the Company prepared an estimate of the future undiscounted cash flows expected to be generated by the hotel during its anticipated holding period, using assumptions for forecasted revenue and operating expenses as well as the estimated market value of the hotel. Based on this analysis, the Company concluded the hotel should be impaired as the estimated future undiscounted cash flows were less than the hotel’s carrying value. To determine the impairment loss to be recognized in 2019, the Company applied Level 3 measurements to estimate the fair value of the Renaissance Harborplace, using a discounted cash flow analysis, taking into account the hotel’s expected cash flow and its estimated market value based upon the hotel’s anticipated holding period.

Hilton Times Square. The Company disposed of the Hilton Times Square in December 2020 (see Notes 4 and 7). During the first quarter of 2020, the Company recorded an impairment loss of $107.9 million related to the hotel, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2020. The $107.9 million impairment loss on the Hilton Times Square consisted of an $89.4 million write-down of the Company’s investment in hotel properties, net (see Note 3), and an $18.5 million write-down of the Company’s operating lease right-of-use assets, net (see Note 9).

In the first quarter of 2020, the Company identified indicators of impairment at the Hilton Times Square related to deteriorating profitability exacerbated by the effects of the COVID-19 pandemic on the Company’s expected future operating cash flows. The Company prepared an estimate of the future undiscounted cash flows expected to be generated by the hotel during its anticipated holding period, using assumptions for forecasted revenue and operating expenses as well as the estimated market value of the hotel. Based on this analysis, the Company concluded the hotel should be impaired as the estimated future undiscounted cash flows were less than the hotel’s carrying value. To determine the impairment loss for the Hilton Times Square, the Company applied Level 3 measurements to estimate the fair value of the hotel, using a discounted cash flow analysis, taking into account the hotel’s expected cash flows and its estimated market value based upon a market participant’s holding period. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples. Following the first quarter 2020 impairment, the fair market value of the Hilton Times Square was $61.3 million.

Renaissance Westchester. During the first and fourth quarters of 2020, the Company recorded impairment losses of $5.2 million and $13.5 million, respectively, on the Renaissance Westchester, both of which are included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2020.

In both the first and fourth quarters of 2020, the Company identified indicators of impairment at the Renaissance Westchester related to deteriorating profitability exacerbated by the effects of the COVID-19 pandemic on the Company’s expected future operating cash flows. The Company prepared estimates in March 2020 and December 2020 of the future undiscounted cash flows expected to be generated by the hotel during its anticipated holding period, using assumptions for forecasted revenue and operating expenses as well as the estimated market values of the hotel. Based on these analyses, the Company concluded the Renaissance Westchester should be impaired as the estimated future undiscounted cash flows were less than the hotel’s carrying value. To determine the impairment losses for the Renaissance Westchester in both the first and fourth quarters of 2020, the Company used Level 2 measurements to estimate the fair values of the hotel, using appraisal techniques to estimate its market values. Following the impairments recorded in the first and fourth quarters of 2020, as of March 31 and December 31, 2020, the fair market values of the Renaissance Westchester were $29.5 million and $14.1 million, respectively.

Abandoned development costs. In the first quarter of 2020, the Company recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of its hotels, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2020.

Houston hotels. The Company sold the Houston hotels in October 2018 (see Note 4). In 2018, the Company recorded an impairment loss of $1.4 million, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2018.

In 2018, the Company identified indicators of impairment due to continued weakness in the Houston market, and reviewed the Houston hotels for possible impairment. Using Level 3 measurements, including each hotel’s undiscounted cash flow, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, the Company determined that neither hotel’s carrying value was fully recoverable.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2020:
Renaissance Westchester (1)	$14,125	$—	$14,125	$—
Interest rate cap derivatives	—	—	—	—
Total assets measured at fair value at December 31, 2020	$14,125	$—	$14,125	$—

December 31, 2019:
Renaissance Harborplace (1)	$96,725	$—	$—	$96,725
Total assets measured at fair value at December 31, 2019	$96,725	$—	$—	$96,725
(1)	The fair market values of the Renaissance Westchester and the Renaissance Harborplace are included in investment in hotel properties, net on the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2020:
Interest rate swap derivatives	$5,710	$—	$5,710	$—
Total liabilities measured at fair value at December 31, 2020	$5,710	$—	$5,710	$—

December 31, 2019:
Interest rate swap derivatives	$1,081	$—	$1,081	$—
Total liabilities measured at fair value at December 31, 2019	$1,081	$—	$1,081	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at December 31, 2020 and 2019 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount	2020		2019
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	N/A	$	N/A	$—
Hilton San Diego Bayfront	Cap (2)	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	$220,000		—	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000		(2,100)	(132)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000		(3,610)	(949)
								$(5,710)	$(1,081)
(1)	The fair values of both cap agreements and both swap agreements are included in other assets, net and other liabilities, respectively, on the accompanying consolidated balance sheets as of both December 31, 2020 and 2019.
(2)	In April 2020, the Company purchased a new interest rate cap agreement for $0.1 million related to the existing loan secured by the Hilton San Diego Bayfront. The new cap agreement, whose terms are substantially the same as the terms under the prior cap agreement, effectively extends the cap agreement’s maturity date to December 15, 2021.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the years ended December 31, 2020, 2019 and 2018 as follows (in thousands):

	2020	2019	2018
Noncash interest on derivatives	$4,740	$5,870	$(1,395)

Fair Value of Debt

As of December 31, 2020 and 2019, 70.6% and 77.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value
Debt	$747,945	$715,042	$974,863	$976,012
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Property and equipment, net	$6,767	$7,642
Deferred rent on straight-lined third-party tenant leases	2,819	3,542
Deferred income tax assets, net (1)	—	7,415
Other receivables	2,633	2,984
Other	226	307
Total other assets, net	$12,445	$21,890
(1)	During the first quarter of 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company can no longer be assured that it will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on the Company’s hotel operations.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31,
	2020	2019
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 4.15% in 2020, and 4.12% to 5.95% in 2019; maturing at dates ranging from December 11, 2024 through January 6, 2025. The notes are collateralized by first deeds of trust on two hotel properties and four hotel properties at December 31, 2020 and 2019, respectively.	$137,945	$329,863
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; matures on December 9, 2021 with two one-year options to extend, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941%. Matures on September 3, 2022. (1)	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.203%. Matures on January 31, 2023. (1)	100,000	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026. (2)	90,000	120,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04% Matures on January 10, 2028. (2)	115,000	120,000
Total notes payable	$747,945	$974,863

Current portion of notes payable	$3,305	$83,975
Less: current portion of deferred financing costs	(1,044)	(1,866)
Carrying value of current portion of notes payable	$2,261	$82,109

Notes payable, less current portion	$744,640	$890,888
Less: long-term portion of deferred financing costs	(2,112)	(1,934)
Carrying value of notes payable, less current portion	$742,528	$888,954
(1)	As described below, the Company entered into the Unsecured Debt Amendments (defined below) in July and December 2020. The July 2020 amendment added a 25-basis point LIBOR floor for the remaining term of the facilities and increased the applicable LIBOR margin for the term loan facilities to 220 basis points, the high point of the pricing grid. The December 2020 amendment fixed the applicable LIBOR margin at 240 basis points for the revolving credit facility and 235 basis points for the term loan facilities. After the Covenant Relief Period (defined below), the applicable LIBOR margins will revert back to the original terms of the pricing grid with a range of 135 to 220 basis points for the term loan facilities, depending on the Company’s leverage ratio. The effective interest rate of the $85.0 million term loan increased from 2.941% to 3.941%, and the effective interest rate of the $100.0 million term loan increased from 3.203% to 4.203%, in each case at December 31, 2019 and December 31, 2020, respectively.
(2)	As described below, the Company entered into the Unsecured Debt Amendments (defined below) in July and December 2020. The July and December 2020 amendments increased the annual interest rate on both of the senior notes by 1.00% and an additional 0.25%, respectively. As a result, the interest rate of the Series A Senior Notes increased from 4.69% to 5.94%, and the interest rate of the Series B Senior Notes increased from 4.79% to 6.04%, in each case at December 31, 2019 and December 31, 2020, respectively. After the Covenant Relief Period (defined below), the interest rates on the senior notes will decrease by 0.25%, depending on the Company’s leverage ratio, until the rates return to their original amounts.

Aggregate future principal maturities and amortization of notes payable at December 31, 2020, are as follows (in thousands):

2021	$3,305	(1)
2022	88,446
2023	323,593	(1)
2024	75,614
2025	51,987
Thereafter	205,000
Total	$747,945
(1)	Reflects the intended exercise of the remaining two one-year options to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2023.

Notes Payable Transactions - 2020

Secured Debt. In December 2020, the Company used proceeds received from its sale of the Renaissance Los Angeles Airport to repay the $107.9 million mortgage secured by the Renaissance Washington DC. The mortgage was set to mature in May 2021, but was available to be repaid without penalty beginning in November 2020.

Additionally, in December 2020, the Company exercised its first option to extend the maturity date of the mortgage secured by the Hilton San Diego Bayfront from December 2020 to December 2021. The Company intends to exercise the remaining two one-year options to extend the maturity to December 2023.

Finally, in December 2020, the Company executed an assignment-in-lieu agreement with the holder of the $77.2 million mortgage secured by the Hilton Times Square (see Note 4). As stipulated by the agreement, the Company satisfied all outstanding debt obligations, including regular and default interest or late charges that were assessed, in exchange for a $20.0 million payment, the credit of $3.2 million of restricted cash held by the noteholder and $0.8 million of the hotel’s unrestricted cash, the assignment of the Company’s leasehold interest in the Hilton Times Square, and the retention of certain potential employee-related obligations. In conjunction with this agreement, the Company wrote off approximately $22.2 million of various accrued expenses related to the hotel’s operating lease and sublease, including, but not limited to, accrued property taxes, recapture of deferred taxes due from a prior deferral period, accrued ground rent and accrued easement payments (see Notes 8 and 9). The Company removed the net assets and liabilities related to the hotel from its December 31, 2020 balance sheet; however, the Company retained approximately $11.6 million in certain current and potential employee-related obligations, which is currently held in escrow until those obligations are resolved (see Note 13). The Company recorded a $6.4 million gain on extinguishment of debt as a result of this transaction.

Unsecured Debt. In March 2020, the Company drew $300.0 million under the revolving portion of its credit facility as a precautionary measure to increase the Company’s cash position and preserve financial flexibility. In June 2020 and August 2020, the Company repaid $250.0 million and $11.2 million, respectively, of the outstanding credit facility balance after determining that it had sufficient cash on hand in addition to access to its credit facility. In addition, in August 2020, the Company used a portion of the proceeds it received from the sale of the Renaissance Harborplace to repay $38.8 million of the outstanding credit facility balance as stipulated in the Unsecured Debt Amendments described below.

At December 31, 2020, the Company has no amount outstanding on the revolving portion of its amended credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the revolving portion of the amended credit facility may be subject to the Company’s compliance with various financial covenants on its secured and unsecured debt. The revolving portion of the amended credit agreement matures on April 14, 2023, but may be extended for two six-month periods to April 14, 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In September 2020, the Company repaid $35.0 million of its senior notes, comprising $30.0 million to the Series A note holders and $5.0 million to the Series B note holders, using a portion of the proceeds the Company received from the sale of the Renaissance Harborplace as stipulated in the Unsecured Debt Amendments described below. In conjunction with the repayments, the Company recorded a $0.2 million loss on extinguishment of debt related to the write-off of deferred financing costs.

In July and December 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). The Unsecured Debt Amendments were deemed to be debt modifications and accounted for accordingly. Key terms of the Unsecured Debt Amendments include:

●	Waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022 (the “Covenant Relief Period”). The Company can elect to terminate the Covenant

Relief Period early, subject to the achievement of the original financial covenants at the end of any quarterly measurement period;
●	Following the end of the Covenant Relief Period, original financial covenants will be phased-in over the following four quarters to ease compliance;
●	Continued payment of existing preferred stock dividends and the ability to issue up to $200.0 million of additional preferred stock, subject to the satisfaction of certain conditions;
●	Unlimited ability to fund future acquisitions with proceeds from the issuance of common equity or through the sale of unencumbered hotels;
●	Flexibility to invest up to $250.0 million into acquisitions (in addition to acquisitions funded with equity or with hotel sale proceeds) subject to maintaining certain minimum liquidity thresholds;
●	Ability to invest up to $100.0 million into capital improvements during 2021;
●	Ability to pay dividends on common stock to the extent required to maintain REIT status and comply with IRS regulations;
●	Addition of a 25-basis point LIBOR floor for the remaining term of the revolving credit facility and term loan facilities. The applicable LIBOR spread for each of the facilities is fixed during the Covenant Relief Period at 240 basis points for the revolving credit facility and 235 basis points for the term loan facilities, which is the high end of the pricing grid plus 15 basis points;
●	Addition of 125 basis points to the annual interest rate of the senior notes during the Covenant Relief Period which will decrease by 25 basis points following the Covenant Relief Period until the Company’s leverage ratio is below 5.0x as follows:
o	Until the Company achieves a leverage ratio less than 6.50x, the interest rate on the senior notes will be increased by 100 basis points;
o	From the period the leverage ratio is less than 6.50x but greater than 5.00x the interest rate on the senior notes will be increased by 75 basis points; and
●	Addition of certain restrictions and covenants during the Covenant Relief Period including, but not limited to, restrictions on share repurchases, maintenance of minimum liquidity of at least $180.0 million, certain required mandatory debt prepayments on asset sales and equity issuances (if funds are not used to purchase assets) and restrictions on the incurrence of new indebtedness.

Deferred Financing Costs and Gain (Loss) on Extinguishment of Debt

Deferred financing costs and gain (loss) on extinguishment of debt for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020 (1)	2019	2018 (2)
Payments of deferred financing costs	$4,361	$—	$4,012

Gain (loss) on extinguishment of debt	$6,146	$—	$(835)
(1)	During 2020, the Company paid a total of $4.4 million in deferred financing costs related to the Unsecured Debt Amendments. In addition, the Company recognized a net gain on extinguishment of debt of $6.1 million, comprising a gain of $6.4 million related to the Company’s assignment-in-lieu agreement with the Hilton Times Square’s mortgage holder and a loss of $0.2 million related to the Company’s repayment of a portion of the senior notes.
(2)	During 2018, the Company paid a total of $4.0 million in deferred financing costs and incurred a loss on extinguishment of debt totaling $0.8 million related to its credit facility amendment and extension and term loans repricing.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligations for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Interest expense on debt and finance lease obligations	$45,441	$45,381	$45,933
Noncash interest on derivatives and finance lease obligations, net	4,740	6,051	(1,190)
Amortization of deferred financing costs	3,126	2,791	2,947
Total interest expense	$53,307	$54,223	$47,690

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Property, sales and use taxes payable	$10,134	$16,074
Accrued interest	6,914	6,735
Advance deposits	13,341	18,001
Management fees payable	169	1,527
Other	2,048	4,618
Total other current liabilities	$32,606	$46,955

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred revenue	$7,911	$5,225
Deferred property taxes payable (1)	—	8,887
Interest rate swap derivatives	5,710	1,081
Other	3,873	2,943
Total other liabilities	$17,494	$18,136
(1)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts were considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program. The sublease agreement was assigned to the hotel’s mortgage holder in December 2020 as stipulated in the Company’s assignment-in-lieu agreement (see Notes 4 and 7).

9. Leases

Lessee Accounting

The Company has both finance and operating leases for ground, building, office, and airspace leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (in thousands):

	December 31,	December 31,
	2020	2019
Finance Lease:
Right-of-use asset, gross (buildings and improvements)	$58,799	58,799
Accumulated amortization	(12,617)	(11,147)
Right-of-use asset, net	$46,182	$47,652

Accounts payable and accrued expenses	$1	$1
Lease obligation, less current portion	15,569	15,570
Total lease obligation	$15,570	$15,571

Remaining lease term	77 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net (1)	$26,093	$60,629

Accounts payable and accrued expenses	$5,028	$4,743
Lease obligations, less current portion	29,954	49,691
Total lease obligations (1)	$34,982	$54,434

Weighted average remaining lease term	7 years
Weighted average discount rate	5.1%
(1)	During the first quarter of 2020, the Company wrote down its operating lease right-of-use assets, net and recorded an impairment loss of $18.5 million on the Hilton Times Square (see Note 5). In conjunction with the execution of the Company’s December 2020 assignment-in-lieu agreement with the Hilton Times Square’s mortgage holder, the Company wrote off its $12.5 million operating lease right-of-use asset and its $14.7 million operating lease obligation related to the hotel (see Notes 4 and 7).

The components of lease expense were as follows (in thousands):

	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$1,470	$1,470
Interest on lease obligations (1)	1,404	2,357
Operating lease cost (2)	9,300	6,914
Variable lease cost (3)	27	6,142
Total lease cost	$12,201	$16,883
(1)	Interest on lease obligations for the year ended December 31, 2019 included interest expense of $1.0 million on the Courtyard by Marriott Los Angeles’s finance lease obligation before the hotel’s sale in October 2019 (see Note 4).
(2)	Prior to the Company’s December 2020 assignment-in-lieu agreement with the Hilton Times Square’s mortgage holder (see Notes 4 and 7), operating lease cost increased by $2.6 million in 2020 under the terms of the operating lease agreement based on 90% of the landlord’s estimate of the lease land’s fair value. As noted above, the operating lease obligation was written off in conjunction with the Company’s execution of the assignment-in-lieu agreement.
(3)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Future maturities of the Company’s finance and operating lease obligations at December 31, 2020 were as follows (in thousands):

	Finance Lease	Operating Leases
2021	$1,403	$6,676
2022	1,403	6,728
2023	1,403	6,781
2024	1,403	6,837
2025	1,403	6,894
Thereafter	100,997	7,918
Total lease payments	108,012	41,834
Less: interest (1)	(92,442)	(6,852)
Present value of lease obligations	$15,570	$34,982
(1)	Calculated using the appropriate discount rate for each lease.

Lessor Accounting

During the years ended December 31, 2020 and 2019, the Company recognized $6.6 million and $10.8 million in lease-related revenue, respectively, which is included in other operating revenue on the accompanying consolidated statements of operations.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforward	$20,406	$2,875
Other reserves	761	1,090
State taxes and other	2,628	3,322
Depreciation	473	492
Total gross deferred tax assets	24,268	7,779

Deferred Tax Liabilities:
Amortization	(34)	(38)
Deferred revenue	(191)	(284)
Other	(46)	(42)
Total gross deferred tax liabilities	(271)	(364)

Less: valuation allowance	(23,997)	—

Deferred tax assets, net	$—	$7,415

At December 31, 2020 and 2019, the net operating loss carryforwards for federal income tax purposes totaled approximately $89.6 million and $10.2 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2033.

The Company’s income tax (provision) benefit, net was included in the consolidated statements of operations as follows (in thousands):

	2020	2019	2018
Current:
Federal	$817	$790	$4
State	8	49	(639)
Current income tax benefit (provision), net	825	839	(635)

Deferred:
Federal	15,724	(1,112)	(365)
State	858	424	(767)
Change in valuation allowance	(23,997)	—	—
Deferred income tax provision, net	(7,415)	(688)	(1,132)

Income tax (provision) benefit, net	$(6,590)	$151	$(1,767)

The differences between the income tax benefit (provision) calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax (provision) benefit, net recorded for continuing operations were as follows (in thousands):

	2020	2019	2018
Expected federal tax expense at statutory rate	$(86,369)	$(29,955)	$(54,773)
Tax impact of REIT election	103,273	29,810	54,779
Expected tax benefit (provision) of TRS	16,904	(145)	6

State income tax benefit (provision), net of federal benefit	678	335	(606)
Change in valuation allowance	(23,997)	—	—
Other permanent items	645	562	(1,167)
AMT refund receivable	(820)	(601)	—
Income tax (provision) benefit, net	$(6,590)	$151	$(1,767)

The Company’s tax years from 2016 to 2019 will remain open to examination by the federal and state authorities for three and four years, respectively.

In 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company can no longer be assured that it will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on the Company’s hotel operations.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2020, 2019 and 2018, distributions paid per share were characterized as follows (unaudited):

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income (1)	$0.050	100%	$0.606	81.84%	$0.634	91.89%
Capital gain	—	—	0.134	18.16	0.056	8.11
Return of capital	—	—	—	—	—	—
Total	$0.050	100%	$0.740	100%	$0.690	100%

Preferred Stock — Series E
Ordinary income (1)	$1.738	100%	$1.422	81.84%	$1.597	91.89%
Capital gain	—	—	0.316	18.16	0.141	8.11
Return of capital	—	—	—	—	—	—
Total	$1.738	100%	$1.738	100%	$1.738	100%

Preferred Stock — Series F
Ordinary income (1)	$1.613	100%	$1.320	81.84%	$1.482	91.89%
Capital gain	—	—	0.293	18.16	0.131	8.11
Return of capital	—	—	—	—	—	—
Total	$1.613	100%	$1.613	100%	$1.613	100%
(1)	Ordinary income qualifies for Section 199A treatment per the 2017 Tax Cuts and Jobs Act (“TCJA”).

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

Common Stock

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors increased the Company’s stock repurchase program to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During 2020, the Company repurchased 9,770,081 shares of its common stock for $103.9 million, including fees and commissions. During 2019, the Company repurchased 3,783,936 shares of its common stock for $50.1 million, including fees and commissions. As of December 31, 2020, no shares of the Company’s preferred stock have been repurchased, and approximately $400.0 million of authorized capacity remains under the program. Due to the negative impact of COVID-19 on the Company’s business, the Company has suspended its stock repurchase program in order to preserve additional liquidity. Future repurchases will depend on various factors, including the Company’s capital needs, compliance with its debt covenants, as well as the Company’s common and preferred stock price.

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During 2018, the Company received gross proceeds of $45.1 million, and paid $0.8 million in costs, from the issuance of 2,590,854 shares of its common stock in connection with the ATM Agreements. No shares of common stock were issued under the ATM Agreements in 2019. In February 2020, the board of directors reauthorized the Company’s ATM Agreements, or new similar agreements, allowing the Company to issue common stock up to an aggregate offering amount of $300.0 million. No shares of common stock were issued under the ATM Agreements during 2020, and as of December 31, 2020, the Company has $300.0 million available for sale under the ATM Agreements.

Dividends and Distributions

The Company declared dividends per share on its Series E preferred stock and Series F preferred stock, along with distributions per share on its common stock during 2020, 2019 and 2018 as follows:

	2020	2019	2018
Series E preferred stock	$1.7375	$1.7375	$1.7375
Series F preferred stock	$1.6125	$1.6125	$1.6125
Common stock	$0.0500	$0.7400	$0.6900

12. Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees awards that may be made in the form of incentive or nonqualified stock options, restricted shares or units, performance shares or units, share appreciation rights, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 2,911,865 shares remain available for future issuance as of December 31, 2020. At December 31, 2020, there were no stock options, restricted units, performance shares or units, or share appreciation rights issued or outstanding under the LTIP.

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

The Company’s amortization expense and forfeitures related to restricted shares for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Amortization expense, including forfeitures	$9,576	$9,313	$9,007

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. During 2020, 2019 and 2018, these capitalized costs totaled $0.4 million.

The following is a summary of non-vested restricted stock grant activity:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,217,850	$14.88	1,177,760	$14.89	1,175,049	$14.12
Granted	852,601	$12.91	701,754	$14.35	617,595	$15.84
Vested	(691,111)	$14.20	(657,732)	$14.32	(602,091)	$14.37
Forfeited	(42,504)	$14.05	(3,932)	$15.48	(12,793)	$14.39
Outstanding at end of year	1,336,836	$14.01	1,217,850	$14.88	1,177,760	$14.89

As of December 31, 2020, $10.4 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 21 months.

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

Total basic management and incentive management fees incurred by the Company during the years ended December 31, 2020, 2019 and 2018 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2020	2019	2018
Basic management fees	$7,095	$31,061	$31,947
Incentive management fees	—	8,005	7,169
Total basic and incentive management fees	$7,095	$39,066	$39,116

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2020, 2019 and 2018 were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2020	2019	2018
Franchise assessments (1)	$5,998	$24,389	$25,966
Franchise royalties (2)	1,062	7,876	9,457
Total franchise costs	$7,060	$32,265	$35,423
(1)	Includes advertising, reservation, and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At December 31, 2020, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2020 totaled $19.8 million.

401(k) Savings and Retirement Plan

The Company’s corporate employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2020, 2019 and 2018, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $0.8 million in 2020, $1.4 million in 2019 and $1.6 million in 2018.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2020, approximately 38.3% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of December 31, 2020, 12 of the 17 Hotels were geographically concentrated as follows:

		Percentage of	Total 2020
	Number of Hotels	Total Rooms	Consolidated Revenue
California	4	30%	36%
Florida	2	11%	15%
Hawaii	1	6%	15%
Illinois	3	13%	5%
Massachusetts	2	16%	13%

Other

The Company incurred $29.1 million of additional expenses as a result of the COVID-19 pandemic during 2020 related to wages and benefits for furloughed or laid off hotel employees, net of $5.2 million in employee retention tax credits and various industry grants received by the hotels. The $29.1 million of COVID-19-related expenses included severance of $11.0 million.

In accordance with the assignment-in-lieu agreement between the Company and the mortgage holder of the Hilton Times Square, the Company is required to retain approximately $11.6 million related to certain current and potential employee-related obligations, which is currently held in escrow until those obligations are resolved. The total liability of $11.6 million is included in other current liabilities on the accompanying consolidated balance sheet as of December 31, 2020.

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

At December 31, 2020, the Company had $0.3 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2020.

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

14. Quarterly Operating Results (Unaudited)

The Company’s consolidated quarterly results for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$191,212	$10,424	$28,910	$37,360
Total operating expenses	331,860	115,292	107,476	107,167
Operating loss	$(140,648)	$(104,868)	$(78,566)	$(69,807)
Net loss	$(162,519)	$(117,500)	$(91,107)	$(39,380)
Loss attributable to common stockholders	$(165,268)	$(118,545)	$(92,499)	$(41,207)
Loss attributable to common stockholders per share — basic and diluted	$(0.75)	$(0.55)	$(0.43)	$(0.19)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$257,680	$302,896	$281,639	$272,952
Total operating expenses	233,474	243,297	239,346	261,677
Operating income	$24,206	$59,599	$42,293	$11,275
Net income	$17,916	$45,918	$33,545	$45,414
Income attributable to common stockholders	$13,110	$40,756	$27,829	$41,208
Income attributable to common stockholders per share — basic and diluted	$0.06	$0.18	$0.12	$0.18

Income attributable to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2020 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$124,530	$58,527	$295,119	$353,646	$82,850	2013	5-35
Embassy Suites Chicago	—		79	46,886	6,348	26,360	6,427	73,246	79,673	38,972	2002	5-35
Embassy Suites La Jolla	57,890		27,900	70,450	—	17,242	27,900	87,692	115,592	41,109	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	10,795	14,040	77,145	91,185	14,835	2012	5-50
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	10,495	3,698	64,073	67,771	11,419	2013	5-35
Hilton San Diego Bayfront	220,000		—	424,992	—	24,200	—	449,192	449,192	80,848	2011	5-57
Hyatt Centric Chicago Magnificent Mile	—	(2)	—	91,964	—	(38,974)	—	52,990	52,990	21,487	2012	5-40
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	58,467	116,140	189,897	306,037	61,332	2013	5-35
JW Marriott New Orleans	80,055		—	73,420	15,147	38,053	15,147	111,473	126,620	28,681	2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	73,663	51,598	243,901	295,499	101,811	2007	5-35
Oceans Edge Resort & Marina	—	(2)	92,510	74,361	2,000	5,945	94,510	80,306	174,816	7,662	2017	5-40
Renaissance Long Beach	—	(2)	10,437	37,300	—	27,533	10,437	64,833	75,270	29,402	2005	5-35
Renaissance Orlando at SeaWorld ®	—	(2)	—	119,733	30,717	67,868	30,717	187,601	218,318	83,715	2005	5-35
Renaissance Washington DC	—		14,563	132,800	—	49,280	14,563	182,080	196,643	90,784	2005	5-35
Renaissance Westchester	—	(2)	5,751	17,069	(3,291)	(6,923)	2,460	10,146	12,606	—	2010	5-35
The Bidwell Marriott Portland	—	(2)	5,341	20,705	—	26,602	5,341	47,307	52,648	17,484	2000	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	112,612	119,707	306,749	426,456	59,898	2014	5-40
	$357,945		$520,291	$1,896,002	$50,921	$627,748	$571,212	$2,523,750	$3,094,962	$772,289
(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.5 billion (unaudited) at December 31, 2020.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2020, the Company has no outstanding indebtedness under its credit facility.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2020	2019	2018

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,551,715	$3,595,301	$3,654,623
Activity during year:
Acquisitions	1,296	704	15,147
Improvements	47,547	78,579	96,481
Impairment losses	(252,909)	(34,888)	(1,797)
Changes in reporting presentation (1)	—	(58,799)	171,675
Dispositions	(252,687)	(29,182)	(340,828)
Balance at the end of the year	$3,094,962	$3,551,715	$3,595,301
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$888,378	$815,628	$776,077
Depreciation	101,218	107,949	108,175
Impairment losses	(137,292)	(12,572)	(491)
Changes in reporting presentation (1)	—	(9,677)	57,363
Dispositions	(80,015)	(12,950)	(125,496)
Balance at the end of the year	$772,289	$888,378	$815,628
(1)	Changes in reporting presentation in 2019 include the reclasses necessary upon the Company’s implementation of Leases (Topic 842) of the FASB ASC to move the Hyatt Centric Chicago Magnificent Mile’s finance lease asset from investment in hotel properties, net to finance lease right-of-use asset, net. Changes in reporting presentation in 2018 include the net assets for the Marriott Philadelphia and the Marriott Quincy, which the Company classified as held for sale in 2017 and subsequently sold in 2018.