Form 10-Q
period 2021-03-31
Sunstone Hotel Investors, Inc.
filed 2021-05-05
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 216,238,328 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,275	$368,406
Restricted cash	44,982	47,733
Accounts receivable, net	13,163	8,566
Prepaid expenses and other current assets	11,434	10,440
Total current assets	389,854	435,145
Investment in hotel properties, net	2,439,963	2,461,498
Finance lease right-of-use asset, net	45,814	46,182
Operating lease right-of-use assets, net	25,196	26,093
Deferred financing costs, net	3,879	4,354
Other assets, net	11,968	12,445
Total assets	$2,916,674	$2,985,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,292	$37,326
Accrued payroll and employee benefits	13,435	15,392
Dividends and distributions payable	3,207	3,208
Other current liabilities	31,013	32,606
Current portion of notes payable, net	2,295	2,261
Total current liabilities	84,242	90,793
Notes payable, less current portion, net	741,922	742,528
Finance lease obligation, less current portion	15,569	15,569
Operating lease obligations, less current portion	28,649	29,954
Other liabilities	14,679	17,494
Total liabilities	885,061	896,338
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 216,175,084 shares issued and outstanding at March 31, 2021 and 215,593,401 shares issued and outstanding at December 31, 2020	2,162	2,156
Additional paid in capital	2,585,455	2,586,108
Retained earnings	860,454	913,766
Cumulative dividends and distributions	(1,646,593)	(1,643,386)
Total stockholders’ equity	1,991,478	2,048,644
Noncontrolling interest in consolidated joint venture	40,135	40,735
Total equity	2,031,613	2,089,379
Total liabilities and equity	$2,916,674	$2,985,717

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
REVENUES
Room	$34,219	$127,400
Food and beverage	4,971	47,990
Other operating	11,443	15,822
Total revenues	50,633	191,212
OPERATING EXPENSES
Room	11,640	44,245
Food and beverage	5,979	41,760
Other operating	1,805	3,764
Advertising and promotion	4,875	12,462
Repairs and maintenance	5,545	10,049
Utilities	4,151	5,842
Franchise costs	991	5,336
Property tax, ground lease and insurance	14,661	20,051
Other property-level expenses	10,477	28,845
Corporate overhead	7,177	7,394
Depreciation and amortization	30,770	36,746
Impairment losses	—	115,366
Total operating expenses	98,071	331,860
Interest and other income (loss)	(379)	2,306
Interest expense	(7,649)	(17,507)
Gain on extinguishment of debt	222	—
Loss before income taxes	(55,244)	(155,849)
Income tax provision, net	(43)	(6,670)
NET LOSS	(55,287)	(162,519)
Loss from consolidated joint venture attributable to noncontrolling interest	1,975	458
Preferred stock dividends	(3,207)	(3,207)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(56,519)	$(165,268)

Basic and diluted per share amounts:
Basic and diluted loss attributable to common stockholders per common share	$(0.26)	$(0.75)
Basic and diluted weighted average common shares outstanding	214,438	221,036

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2020 (audited)	4,600,000	$115,000	3,000,000	$75,000	215,593,401	$2,156	$2,586,108	$913,766	$(1,643,386)	$40,735	$2,089,379
Amortization of deferred stock compensation	—	—	—	—	—	—	2,869	—	—	—	2,869
Issuance of restricted common stock, net	—	—	—	—	581,683	6	(3,522)	—	—	—	(3,516)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1,375	1,375
Net loss	—	—	—	—	—	—	—	(53,312)	—	(1,975)	(55,287)
Balance at March 31, 2021	4,600,000	$115,000	3,000,000	$75,000	216,175,084	$2,162	$2,585,455	$860,454	$(1,646,593)	$40,135	$2,031,613

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

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,287)	$(162,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	16	318
Loss on sale of assets	70	—
Gain on extinguishment of debt	(222)	—
Noncash interest on derivatives	(869)	6,080
Depreciation	30,760	36,736
Amortization of franchise fees and other intangibles	10	10
Amortization of deferred financing costs	735	699
Amortization of deferred stock compensation	2,752	2,207
Impairment losses	—	115,366
Deferred income taxes, net	—	7,415
Changes in operating assets and liabilities:
Accounts receivable	(4,613)	11,757
Prepaid expenses and other assets	(776)	(247)
Accounts payable and other liabilities	(8,463)	(12,226)
Accrued payroll and employee benefits	(1,957)	(7,860)
Operating lease right-of-use assets and obligations	(331)	(261)
Net cash used in operating activities	(38,175)	(2,525)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition deposit	—	3,500
Acquisition of hotel property	—	(346)
Renovations and additions to hotel properties and other assets	(6,526)	(17,016)
Net cash used in investing activities	(6,526)	(13,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	—	(103,894)
Repurchases of common stock for employee tax obligations	(3,516)	(3,992)
Proceeds from credit facility	—	300,000
Payments on notes payable	(832)	(1,898)
Dividends and distributions paid	(3,208)	(135,872)
Distributions to noncontrolling interest	—	(2,000)
Contribution from noncontrolling interest	1,375	—
Net cash (used in) provided by financing activities	(6,181)	52,344
Net (decrease) increase in cash and cash equivalents and restricted cash	(50,882)	35,957
Cash and cash equivalents and restricted cash, beginning of period	416,139	864,973
Cash and cash equivalents and restricted cash, end of period	$365,257	$900,930

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	March 31,
	2021	2020
Cash and cash equivalents	$320,275	$847,445
Restricted cash	44,982	53,485
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$365,257	$900,930

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$10,696	$13,091
Cash (refunds) paid for income taxes, net	$(28)	$77
Operating cash flows used for operating leases	$1,664	$1,875

Changes in operating lease right-of-use assets	$897	$897
Changes in operating lease obligations	(1,228)	(1,158)
Changes in operating lease right-of-use assets and lease obligations, net	$(331)	$(261)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Three Months Ended March 31,
	2021	2020
Accrued renovations and additions to hotel properties and other assets	$5,402	$9,382
Amortization of deferred stock compensation — construction activities	$117	$117
Dividends and distributions payable	$3,207	$13,984

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

As of March 31, 2021, the Company had interests in 17 hotels (the “17 Hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Crestline Hotels & Resorts	2
Highgate Hotels L.P. and an affiliate	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of March 31, 2021	17

In March 2020, the novel coronavirus (“COVID-19”) pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, the Company determined that it was in the best interest of its hotel employees and the communities in which its hotels operate to temporarily suspend operations at 14 of the 17 Hotels, 13 of which have since resumed operations as of May 1, 2021:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020	April 1, 2021
Renaissance Westchester	April 4, 2020

The Company is unable to predict when its remaining temporarily suspended hotel will resume its operations, or if those hotels that have resumed operations will be temporarily suspended again. The extent of the effects of the pandemic on the Company’s business and the hotel industry at large, however, will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, how quickly and successfully effective vaccines and therapies are distributed and administered, as well as the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 12, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The following table sets forth the computation of basic and diluted loss per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(55,287)	$(162,519)
Loss from consolidated joint venture attributable to noncontrolling interest	1,975	458
Preferred stock dividends	(3,207)	(3,207)
Distributions paid on unvested restricted stock compensation	—	(69)
Numerator for basic and diluted loss attributable to common stockholders	$(56,519)	$(165,337)
Denominator:
Weighted average basic and diluted common shares outstanding	214,438	221,036
Basic and diluted loss attributable to common stockholders per common share	$(0.26)	$(0.75)

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three months ended March 31, 2021 and 2020, as their inclusion would have been anti-dilutive.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, property taxes and hotel-generated cash that is held in an account for the benefit of a lender. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders and/or hotel managers. In addition, restricted cash as of March 31, 2021 and December 31, 2020 includes $11.1 million and $11.6 million, respectively, held in escrow related to certain current and potential employee-related obligations in accordance with the assignment-in-lieu agreement between the Company and the mortgage holder of one of the Company’s former hotels (see Note 11). Restricted cash may also include earnest money received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until either the sale is completed or subject to the terms of the related purchase and sale agreement.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during the first quarter of 2021.

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

Operating lease ROU assets are recognized at the lease commencement date and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgment to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating lease ROU assets were impaired during the first quarter of 2021.

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

At both March 31, 2021 and December 31, 2020, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to hotel guests, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Room revenue and other occupancy based fees are recognized over a guest’s stay at the previously agreed upon daily rate. Some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is recognized by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is recognized by the Company on a gross basis, with the related discount or commission recognized in room expense. A majority of the Company’s hotels participate in frequent guest programs sponsored by the hotel brand owners whereby the hotel allows guests to earn loyalty points during their hotel stay. The Company expenses charges associated with these programs as incurred, and recognizes revenue at the amount it will receive from the brand when a guest redeems their loyalty points by staying at one of the Company’s hotels. In addition, some contracts for rooms or food and beverage services require an advance deposit, which the Company records as deferred revenue (or a contract liability) and recognizes once the performance obligations are satisfied. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill their contracted minimum number of room nights or minimum food and beverage spending requirements, are typically recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is generally the period in which these fees are collected.

Food and beverage revenue and other ancillary services revenue are generated when a customer chooses to purchase goods or services separately from a hotel room. The revenue is recognized when the goods or services are provided to the customer at the amount the Company expects to be entitled to in exchange for those goods or services. For ancillary services provided by third parties, the Company assesses whether it is the principal or the agent. If the Company is the principal, revenue is recognized based upon the gross sales price. If the Company is the agent, revenue is recognized based upon the commission earned from the third party.

Additionally, the Company collects sales, use, occupancy and other similar taxes from customers at its hotels at the time of purchase, which are not included in revenue. The Company records a liability upon collection of such taxes from the customer, and relieves the liability when payments are remitted to the applicable governmental agency.

Trade receivables and contract liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Trade receivables, net (1)	$7,336	$8,110
Contract liabilities (2)	$16,985	$16,815
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.8 million and $10.2 million, respectively, in revenue related to its outstanding contract liabilities.

Segment Reporting

The Company considers each of its hotels to be an operating segment, and allocates resources and assesses the operating performance for each hotel. Because all of the Company’s hotels have similar economic characteristics, facilities and services, the hotels have been aggregated into one single reportable segment, hotel ownership.

New Accounting Standards and Accounting Changes

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 was effective upon issuance, and is applied prospectively from any date beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022. The Company intends to take advantage of the expedients offered by ASU No. 2020-04 when it modifies its variable rate debt, which includes the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront, its credit facility and its unsecured term loans. The adoption of ASU No. 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Land	$571,212	$571,212
Buildings and improvements	2,527,654	2,523,750
Furniture, fixtures and equipment	432,493	431,918
Intangible assets	21,192	21,192
Franchise fees	743	743
Construction in progress	19,933	15,831
Investment in hotel properties, gross	3,573,227	3,564,646
Accumulated depreciation and amortization	(1,133,264)	(1,103,148)
Investment in hotel properties, net	$2,439,963	$2,461,498

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2021 and December 31, 2020, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both March 31, 2021 and December 31, 2020, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 31, 2021 (unaudited):
Interest rate cap derivative	$—	$—	$—	$—
Total assets measured at fair value at March 31, 2021	$—	$—	$—	$—

December 31, 2020:
Renaissance Westchester (1)	$14,125	$—	$14,125	$—
Interest rate cap derivative	—	—	—	—
Total assets measured at fair value at December 31, 2020	$14,125	$—	$14,125	$—
(1)	The fair market value of the Renaissance Westchester is included in investment in hotel properties, net on the Company’s consolidated balance sheet at December 31, 2020.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 31, 2021 (unaudited):
Interest rate swap derivatives	$4,841	$—	$4,841	$—
Total liabilities measured at fair value at March 31, 2021	$4,841	$—	$4,841	$—

December 31, 2020:
Interest rate swap derivatives	$5,710	$—	$5,710	$—
Total liabilities measured at fair value at December 31, 2020	$5,710	$—	$5,710	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2021 (unaudited) and December 31, 2020 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2021	2020
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	$220,000	$—	$—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(1,759)	(2,100)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(3,082)	(3,610)
							$(4,841)	$(5,710)
(1)	The fair values of the cap agreement and both swap agreements are included in other assets, net and other liabilities, respectively, on the accompanying consolidated balance sheets as of both March 31, 2021 and December 31, 2020.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three months ended March 31, 2021 and 2020 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Noncash interest on derivatives	$(869)	$6,080

Fair Value of Debt

As of both March 31, 2021 and December 31, 2020, 70.6% of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2021 (unaudited) and December 31, 2020 were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$747,113	$715,580	$747,945	$715,042

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

5. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Property and equipment, net	$6,510	$6,767
Deferred rent on straight-lined third-party tenant leases	2,636	2,819
Other receivables	2,596	2,633
Other	226	226
Total other assets, net	$11,968	$12,445

6. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 4.15%; maturing at dates ranging from December 11, 2024 through January 6, 2025. The notes are collateralized by first deeds of trust on two hotel properties at both March 31, 2021 and December 31, 2020.	$137,113	$137,945
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points, resulting in effective interest rates of 1.163% and 1.192% as of March 31, 2021 and December 31, 2020, respectively; matures on December 9, 2021 with two one-year options to extend, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941%. Matures on September 3, 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.203%. Matures on January 31, 2023.	100,000	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	90,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04%. Matures on January 10, 2028.	115,000	115,000
Total notes payable	$747,113	$747,945

Current portion of notes payable	$3,339	$3,305
Less: current portion of deferred financing costs	(1,044)	(1,044)
Carrying value of current portion of notes payable	$2,295	$2,261

Notes payable, less current portion	$743,774	$744,640
Less: long-term portion of deferred financing costs	(1,852)	(2,112)
Carrying value of notes payable, less current portion	$741,922	$742,528

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. In January 2021, these provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans.

As of March 31, 2021, the Company had no amount outstanding on the revolving portion of its credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the revolving portion of the credit facility may be subject to the Company’s compliance with various financial covenants on its secured and unsecured debt.

The Company is subject to various financial covenants on its secured and unsecured debt. In July and December 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Among other provisions, the Unsecured Debt Amendments include a waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022. The Company can elect to terminate the covenant relief period early, subject to the achievement of the original financial covenants at the end of any quarterly measurement period.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense on debt and finance lease obligation	$7,783	$10,728
Noncash interest on derivatives	(869)	6,080
Amortization of deferred financing costs	735	699
Total interest expense	$7,649	$17,507

7. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Property, sales and use taxes payable	$9,826	$10,134
Accrued interest	3,999	6,914
Advance deposits	14,583	13,341
Management fees payable	355	169
Other	2,250	2,048
Total other current liabilities	$31,013	$32,606

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Deferred revenue	$6,767	$7,911
Interest rate swap derivatives	4,841	5,710
Other	3,071	3,873
Total other liabilities	$14,679	$17,494

8. Leases

The Company has both finance and operating leases for ground, building, office and airspace leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Finance Lease:
Right-of-use asset, gross (buildings and improvements)	$58,799	$58,799
Accumulated amortization	(12,985)	(12,617)
Right-of-use asset, net	$45,814	$46,182

Accounts payable and accrued expenses	$1	$1
Lease obligation, less current portion	15,569	15,569
Total lease obligation	$15,570	$15,570

Remaining lease term	77 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net	$25,196	$26,093

Accounts payable and accrued expenses	$5,105	$5,028
Lease obligations, less current portion	28,649	29,954
Total lease obligations	$33,754	$34,982

Weighted average remaining lease term, including reasonably certain extension options (1)	7 years
Weighted average discount rate	5.1%
(1)	The weighted average remaining term including all available extension options is approximately 35 years.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$368	$368
Interest on lease obligation	351	351
Operating lease cost	1,320	1,729
Variable lease cost (1)	—	713
Total lease cost	$2,039	$3,161
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

9. Stockholders’ Equity

Series E Cumulative Redeemable Preferred Stock

In March 2016, the Company issued 4,600,000 shares of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) with a liquidation preference of $25.00 per share. As of March 11, 2021, the Series E preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series E preferred stock, holders of the Series E preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock. As of March 31, 2021, no shares have been redeemed.

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

Common Stock

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. As of March 31, 2021, the Company has not repurchased any common or preferred stock under the 2021 stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs, restrictions under its various financing agreements and the price of the Company’s common and preferred stock.

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. In February 2020, the board of directors reauthorized the Company’s ATM Agreements, or new similar agreements, allowing the Company to issue common stock up to an aggregate offering amount of $300.0 million. No shares of common stock were issued under the ATM Agreements during the three months ended March 31, 2021, and as of March 31, 2021, the Company has $300.0 million available for sale under the ATM Agreements.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2021 and 2020 were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense, including forfeitures	$2,752	$2,207

Capitalized compensation cost (1)	$117	$117
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

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

Total basic and incentive management fees incurred by the Company during the three months ended March 31, 2021 and 2020 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Basic management fees	$1,303	$5,391
Incentive management fees	—	—
Total basic and incentive management fees	$1,303	$5,391

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

Total license and franchise fees incurred by the Company during the three months ended March 31, 2021 and 2020 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Franchise assessments (1)	$868	$4,418
Franchise royalties (2)	123	918
Total franchise costs	$991	$5,336
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At March 31, 2021, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2021 totaled $23.4 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of March 31, 2021, 12 of the 17 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	4	30%	32%
Florida	2	11%	19%
Hawaii	1	6%	17%
Illinois	3	13%	5%
Massachusetts	2	16%	13%

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), which was included in restricted cash on the accompanying consolidated balance sheet at December 31, 2020. During the first quarter of 2021, $0.5 million was paid to the hotel’s employees and an additional $0.2 million was paid to the Company in April 2021 due to a reassessment of the potential obligation, resulting in $11.1 million remaining in restricted cash on the accompanying consolidated balance sheet at March 31, 2021, and a $0.2 million gain on extinguishment of debt recognized during the three months ended March 31, 2021. The reassessed potential obligation will continue to be held in escrow until it is resolved. The accompanying consolidated balance sheets include other current liabilities of $10.9 million and $11.6 million as of March 31, 2021 and December 31, 2020, respectively.

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

At March 31, 2021, the Company had $0.3 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2021.

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

12. Subsequent Event

On April 22, 2021, the Company purchased the fee-simple interest in the Montage Healdsburg, located in California, for $265.0 million, excluding closing costs. The acquisition was funded through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.3 million, as well as $198.8 million of cash on hand. The Series G preferred stock, which is callable at the liquidation preference plus accrued and unpaid dividends by the Company at any time, will accrue dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s investment in the hotel. The Series G preferred stock is not convertible into any other security. The hotel will continue to be managed by Montage Hotels and Resorts. The Company is currently evaluating the accounting for this acquisition, including assessing the fair values of the assets acquired and the liabilities assumed.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2021, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the impact the novel coronavirus (COVID-19) pandemic has on our business and the economy, as well as the response of governments and us to the pandemic, and how quickly and successfully effective vaccines and therapies are distributed and administered;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19;
●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs, regional or global economic slowdowns and any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19;
●	the need for business-related travel, including the increased use of business-related technology;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, utility costs, property and liability insurance costs, unanticipated costs such as acts of nature and their consequences and other costs that may not be offset by increased room rates;
●	the ground, building or airspace leases for three of the 17 hotels we had interests in as of March 31, 2021;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants on our debt and preferred stock;
●	the impact on our business of potential defaults by us on our debt agreements or leases;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;
●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and
●	other events beyond our control, including climate change, natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of March 31, 2021, we had interests in 17 hotels (the “17 Hotels”) currently held for investment, which average 530 rooms in size. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 17 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

COVID-19 Impact and Response

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

In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of the 17 Hotels during March and April 2020, 13 of which have since resumed operations as of May 1, 2021:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020	April 1, 2021
Renaissance Westchester	April 4, 2020

Three of the 17 Hotels remained open throughout the pandemic: the Boston Park Plaza; the Embassy Suites La Jolla; and the Renaissance Long Beach. As a result of the COVID-19-related temporary hotel suspensions and the reduced occupancy at our open hotels, we, in conjunction with our third-party managers, decreased operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of various parts of the hotels. In addition, enhanced cleaning procedures and revised operating standards were developed and implemented.

The following represents the status of the hotels we had interests in as of March 31, 2021 and 2020:

	As of March 31,
	2021	2020 (1)
Number of hotels open	15	9
Number of rooms in open hotels	8,308	4,511
Number of hotels with temporarily suspended operations	2	11
Number of rooms in hotels with temporarily suspended operations	709	6,099
Total number of hotels	17	20
Total number of rooms	9,017	10,610

(1)	Includes three hotels that were open as of March 31, 2020, which were subsequently disposed of in the third and fourth quarters of 2020.

Our asset management team has worked closely with each hotel’s third-party manager to create detailed operating plans, including adherence to safety precautions developed by the Center for Disease Control and Prevention and other public health experts. We continue to closely monitor the safety measures at our hotels, including frequent and enhanced cleaning and sanitation, contactless check-in, the use of personal protective equipment by hotel employees and guests and increased physical distancing throughout each hotel.

First Quarter 2021 Overview

Since our COVID-19-related occupancy low point of 1.6% in April 2020, we have experienced slow but steady improvements in hotel demand. During January, February and March 2021, as the number of COVID-19 cases decreased and the vaccine distribution program increased, occupancy at the 17 Hotels accelerated to 13.3%, 22.4% and 29.1%, respectively. In March 2021, the Embassy Suites La Jolla, the Oceans Edge Resort & Marina, the Renaissance Washington DC and the Wailea Beach Resort all achieved occupancies greater than 50.0%. We also experienced demand increases, most significantly in leisure travel over the President’s Day weekend and during Spring Break, at our hotels in Long Beach, New Orleans, Orlando and San Diego.

Leisure demand continues to accelerate and business transient and group demand, which have been slower to return, are both demonstrating positive growth. While the preponderance of recent group business has been composed primarily of government, emergency management and medical-related groups, several of our hotels have begun to host traditional group business, including corporate groups. In March 2021, both the Renaissance Orlando at SeaWorld® and the Wailea Beach Resort hosted traditional group events attracting attendance above their contracted levels. We are beginning to see events with more guests and events that take place over longer periods of time. A significant portion of the group business on-the-books for the second half of 2021 continues to hold to their contractual program dates, anticipating a continued improvement in conditions allowing for groups to meet. We believe that the return of traditional business transient and group business will ultimately depend on the speed and efficacy of the vaccine distribution and the degree to which that allows us to return to normal. We expect the demand recovery to extend past 2021, and we are encouraged by the recent pace of future group bookings, which leads us to believe that our portfolio will perform significantly better in the second half of 2021 and specifically in the fourth quarter of 2021.

In response to the economic challenges caused by the COVID-19 pandemic, we remain focused on maintaining our liquidity. While we continue to defer a portion of our planned 2020 and 2021 non-essential capital improvements to our portfolio, we are taking advantage of the low demand environment to perform otherwise extremely disruptive capital projects. During the first quarter of 2021, we initiated projects at the Hilton San Diego Bayfront to convert a previously leased restaurant space to meeting space and re-concept the ground floor hotel restaurant, and at the Boston Park Plaza to convert a vacant retail space to meeting space. Additional 2021 projects will include the reposition and rebranding of the Renaissance Washington DC to The Westin Washington DC and the addition of an adults-only pool at the Wailea Beach Resort.

During the first quarter of 2021, we continued our temporary suspensions of both our stock repurchase program and our common stock quarterly dividend to preserve additional liquidity. In anticipation of a return to normalcy post-COVID-19, our board of directors reauthorized our existing stock repurchase program in February 2021, allowing us to acquire up to $500.0 million of our common and preferred stock. Future repurchases, however, will depend on the effects of the COVID-19 pandemic and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. At this time, we do not expect to pay a quarterly dividend on our common stock for the remainder of the year. The resumption in quarterly common dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

We believe that the strong balance sheet we had going into the pandemic combined with the steps we have taken to preserve our financial flexibility, will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. The magnitude and duration of the COVID-19 pandemic is uncertain, and we cannot accurately estimate its impact on our business, financial condition or operational results with reasonable certainty.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels and is driven by occupancy and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees, net of employee retention tax credits and industry grants received by our hotels;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain (loss) on extinguishment of debt, which includes gains related to the resolution of contingencies on extinguished debt, or losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

●	Income tax provision, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Loss (income) from consolidated joint venture attributable to noncontrolling interest, which includes the net loss (income) attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the first quarter of 2021 to the first quarter of 2020 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock

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

●	Demand. The demand for lodging generally fluctuates with the overall economy. Prior to COVID-19’s designation as a National Public Health Emergency in March 2020, demand remained stable during the first two months of 2020, with RevPAR at the 17 Hotels declining by 0.1% as compared to the first two months of 2019, due to a 100 basis point decline in occupancy partially offset by a 1.3% increase in the average daily rate. During March 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio, resulting in first quarter 2020 RevPAR at the 17 Hotels declining 25.6% as compared to the first quarter of 2019, with a 0.4% decline in the average daily rate and a 2,020 basis point decline in occupancy. While continuing to improve from its trough in April 2020, demand remains significantly lower than pre-COVID-19 levels. For the first quarter of 2021, RevPAR at the 17 Hotels declined 69.5% as compared to the first quarter of 2020, with a 16.0% decline in the average daily rate and a 3,800 basis point decline in occupancy. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2021 and 2020, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2021	2020	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$34,219	$127,400	$(93,181)	(73.1)%
Food and beverage	4,971	47,990	(43,019)	(89.6)%
Other operating	11,443	15,822	(4,379)	(27.7)%
Total revenues	50,633	191,212	(140,579)	(73.5)%
OPERATING EXPENSES
Hotel operating	49,647	143,509	(93,862)	(65.4)%
Other property-level expenses	10,477	28,845	(18,368)	(63.7)%
Corporate overhead	7,177	7,394	(217)	(2.9)%
Depreciation and amortization	30,770	36,746	(5,976)	(16.3)%
Impairment losses	—	115,366	(115,366)	(100.0)%
Total operating expenses	98,071	331,860	(233,789)	(70.4)%
Interest and other income (loss)	(379)	2,306	(2,685)	(116.4)%
Interest expense	(7,649)	(17,507)	9,858	56.3%
Gain on extinguishment of debt	222	—	222	100.0%
Loss before income taxes	(55,244)	(155,849)	100,605	64.6%
Income tax provision, net	(43)	(6,670)	6,627	99.4%
NET LOSS	(55,287)	(162,519)	107,232	66.0%
Loss from consolidated joint venture attributable to noncontrolling interest	1,975	458	1,517	331.2%
Preferred stock dividends	(3,207)	(3,207)	—	—%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(56,519)	$(165,268)	$108,749	65.8%

Operating Statistics. The following table includes comparisons of the key operating metrics for the 15 hotels open during the entire first quarter of 2021 (defined below) and the 17 Hotels.

	Three Months Ended March 31,
	2021			2020			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
15 Hotels Open During the Entire First Quarter of 2021 (1)	23.4%	$195.32	$45.70	60.4%	$240.08	$145.01	(3,700)	bps	(18.6)%	(68.5)%

17 Hotels	21.6%	$195.32	$42.19	59.6%	$232.45	$138.54	(3,800)	bps	(16.0)%	(69.5)%

(1) 15 Hotels Open During the Entire First Quarter of 2021
Hotel		Number of Rooms
1	Boston Park Plaza	1,060
2	Embassy Suites Chicago	368
3	Embassy Suites La Jolla	340
4	Hilton New Orleans St. Charles	252
5	Hilton San Diego Bayfront	1,190
6	Hyatt Centric Chicago Magnificent Mile	419
7	Hyatt Regency San Francisco	821
8	JW Marriott New Orleans	501
9	Marriott Boston Long Wharf	415
10	Oceans Edge Resort & Marina	175
11	Renaissance Long Beach	374
12	Renaissance Orlando at SeaWorld®	781
13	Renaissance Washington DC	807
14	The Bidwell Marriott Portland	258
15	Wailea Beach Resort	547

	Total Number of Rooms	8,308

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of the 17 Hotels in March and April 2020. As of March 31, 2021, we have resumed operations at 12 hotels, resulting in a total of 15 open hotels at the end of the first quarter of 2021; however, all operating hotels are running at significantly reduced capacity, with limited food and beverage and ancillary offerings. As of March 31, 2021, two of the 17 Hotels remained closed, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Westchester. As a result, our revenues and operating expenses for the three months ended March 31, 2021 and for the month of March 2020 have been severely impacted as hotel demand has been decimated by the COVID-19 pandemic.
●	Property Dispositions: We sold the Renaissance Harborplace and the Renaissance Los Angeles Airport in July 2020 and December 2020, respectively. In addition, we assigned our leasehold interest in the Hilton Times Square to the hotel’s mortgage holder in December 2020. As a result of these three hotel dispositions (the “Three Disposed Hotels”), our revenues and operating expenses decreased for the three months ended March 31, 2021 as compared to the same period in 2020.

Room revenue. Room revenue decreased $93.2 million, or 73.1%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as follows:

●	Room revenue at the 17 Hotels decreased $79.3 million.
●	The dispositions of the Three Disposed Hotels caused room revenue to decrease by $13.9 million.

Food and beverage revenue. Food and beverage revenue decreased $43.0 million, or 89.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as follows:

●	Food and beverage revenue at the 17 Hotels decreased $39.4 million.
●	The dispositions of the Three Disposed Hotels caused food and beverage revenue to decrease by $3.6 million.

Other operating revenue. Other operating revenue decreased $4.4 million, or 27.7%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as follows:

●	Other operating revenue at the 17 Hotels decreased $2.8 million. The decrease in other operating revenue at the 17 Hotels is net of a $4.0 million reimbursement to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement with no corresponding reimbursement recorded in the first quarter of 2020.
●	The dispositions of the Three Disposed Hotels caused other operating revenue to decrease by $1.6 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses decreased $93.9 million, or 65.4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as follows:

●	Hotel operating expenses at the 17 Hotels decreased $74.5 million. Hotel operating expenses in the first quarters of 2021 and 2020 include $0.1 million and $6.5 million, respectively, of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The dispositions of the Three Disposed Hotels caused hotel operating expenses to decrease by $19.4 million, which includes $0.7 million of COVID-19-related expenses recognized in the first quarter of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees, offset by $1.0 million in prior year property tax refunds net of appeal fees.

Other property-level expenses. Other property-level expenses decreased $18.4 million, or 63.7%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as follows:

●	Other property-level expenses at the 17 Hotels decreased $13.4 million. Other property-level expenses in the first quarter of 2021 includes a credit of $0.8 million, consisting of $0.9 million in employee retention tax credits available under the Coronavirus Aid, Relief, and Economic Security Act (the “Tax Credits”) received by our hotels, net of additional COVID-19-related wages and benefits for furloughed or laid off hotel employees. Other property-level expenses in the first quarter of 2020 includes $1.4 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The dispositions of the Three Disposed Hotels caused other property-level expenses to decrease by $5.0 million, which includes $1.5 million of COVID-19-related expenses recognized in the first quarter of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.

Corporate overhead expense. Corporate overhead expense decreased $0.2 million, or 2.9%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to decreased payroll and related expenses, including the recognition of $0.3 million in available Tax Credits, and decreased legal fees. These decreased expenses were partially offset by increased amortization of deferred stock compensation.

Depreciation and amortization expense. Depreciation and amortization expense decreased $6.0 million, or 16.3%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as follows:

●	Depreciation and amortization expense related to the 17 Hotels decreased $1.1 million as reduced expenses due to our $15.4 million impairment of the depreciable assets at one of our hotels during 2020 and from fully depreciated assets was partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The dispositions of the Three Disposed Hotels resulted in a decrease in depreciation and amortization of $4.9 million due in part to our $103.6 million impairment of the depreciable assets at two of the hotels during 2020.

Impairment losses. Impairment losses totaled zero and $115.4 million for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2020, we recorded impairment losses of $107.9 million on the Hilton Times Square, $5.2 million on the Renaissance Westchester, and $2.3 million related to the abandonment of a potential project to expand one of our hotels.

Interest and other income (loss). Interest and other income (loss) for the three months ended March 31, 2021 totaled a loss of $0.4 million as compared to income of $2.3 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018. Only a nominal amount of interest was recognized during the first quarter of 2021 due to declines in interest rates and cash balances.

During the first quarter of 2020, we recognized $2.1 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense on debt and finance lease obligation	$7,783	$10,728
Noncash interest on derivatives	(869)	6,080
Amortization of deferred financing costs	735	699
Total interest expense	$7,649	$17,507

Interest expense decreased $9.9 million, or 56.3%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest expense on our debt and finance lease obligation decreased $2.9 million in the first quarter of 2021 as compared to the same period in 2020 primarily due to our 2020 debt transactions, including the repayment of the loan secured by the Renaissance Washington DC, our partial repayments of the senior notes and our assignment of the loan secured by the Hilton Times Square to the hotel’s mortgage holder, along with decreased interest on our variable rate debt. These decreases were partially offset by the amendments on our unsecured debt, which increased the amount of interest charged on our term loans and senior notes and increased the amortization of our deferred financing costs. In addition, noncash changes in the fair market value of our derivatives caused interest expense to decrease $6.9 million in the first quarter of 2021 as compared to the same period in 2020.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 3.8% and 3.6% at March 31, 2021 and 2020, respectively. Approximately 70.6% and 59.2% of our outstanding notes payable had fixed interest rates at March 31, 2021 and 2020, respectively.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled $0.2 million and zero for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, we recognized a gain of $0.2 million associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to a reassessment of the potential employee-related obligations currently held in escrow.

Income tax provision, net. Income tax provision, net was incurred as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Current income tax (provision) benefit, net	$(43)	$745
Change in deferred tax asset valuation allowance	—	(7,415)
Total income tax provision, net	$(43)	$(6,670)

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the first quarter of 2021, we recognized a current income tax provision of $43,000, resulting from current state income tax expense.

During the first quarter of 2020, we recognized a current net income tax benefit of $0.7 million, resulting from tax credits and refunds, net of combined current federal and state income tax expense. In addition, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because we can no longer be assured that we will be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on our hotel operations.

Loss from consolidated joint venture attributable to noncontrolling interest. Loss from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled $2.0 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

Preferred stock dividends. Preferred stock dividends totaled $3.2 million for both the three months ended March 31, 2021 and 2020, comprised of $2.0 million in preferred stock dividends on our Series E preferred stock and $1.2 million in preferred stock dividends on our Series F preferred stock.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile. We determined that the building lease is a finance lease, and, therefore, we include a portion of the lease payment each month in interest expense. We adjust EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our unaudited net loss to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(55,287)	$(162,519)
Operations held for investment:
Depreciation and amortization	30,770	36,746
Interest expense	7,649	17,507
Income tax provision, net	43	6,670
Loss on sale of assets	70	—
Impairment losses - hotel properties	—	113,064
EBITDAre	(16,755)	11,468

Operations held for investment:
Amortization of deferred stock compensation	2,752	2,207
Amortization of right-of-use assets and liabilities	(331)	(261)
Finance lease obligation interest — cash ground rent	(351)	(351)
Gain on extinguishment of debt	(222)	—
Prior year property tax adjustments, net	(827)	(81)
Impairment loss - abandoned development costs	—	2,302
Noncontrolling interest:
Loss from consolidated joint venture attributable to noncontrolling interest	1,975	458
Depreciation and amortization	(810)	(804)
Interest expense	(161)	(420)
Amortization of right-of-use asset and liability	72	72
Impairment loss - abandoned development costs	—	(449)
Adjustments to EBITDAre, net	2,097	2,673
Adjusted EBITDAre, excluding noncontrolling interest	$(14,658)	$14,141

Adjusted EBITDAre, excluding noncontrolling interest decreased $28.8 million, or 203.7%, in the first quarter of 2021 as compared to the same period in 2020 primarily due to the following:

●	Adjusted EBITDAre at the 17 Hotels decreased $37.7 million, or 167.2%, as compared to the same period in 2020. Adjusted EBITDAre in the first quarter of 2021 includes a credit of $0.7 million, consisting of $0.9 million in available Tax Credits received by our hotels, net of additional COVID-19-related wages and benefits for furloughed or laid off hotel employees. In addition, Adjusted EBITDAre in the first quarter of 2021 includes $4.0 million in reimbursements to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement. In comparison, Adjusted EBITDAre in the first quarter of 2020 includes $7.9 million in COVID-19-related expenses, consisting of additional wages and benefits for furloughed or laid off hotel employees, and no reimbursements recorded to offset net losses at the Hyatt Regency San Francisco.
●	The Three Disposed Hotels recorded net negative Adjusted EBITDAre of $4.2 million in the first quarter of 2020. The Company recorded $2.2 million in COVID-19-related expenses for the Three Disposed Hotels during the first quarter of 2020, consisting of additional wages and benefits for furloughed or laid off hotel employees.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and liabilities: we exclude the amortization of our real estate right-of-use assets and liabilities, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligation. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net loss to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(55,287)	$(162,519)
Preferred stock dividends	(3,207)	(3,207)
Operations held for investment:
Real estate depreciation and amortization	30,143	36,122
Loss on sale of assets	70	—
Impairment losses - hotel properties	—	113,064
Noncontrolling interest:
Loss from consolidated joint venture attributable to noncontrolling interest	1,975	458
Real estate depreciation and amortization	(810)	(804)
FFO attributable to common stockholders	(27,116)	(16,886)

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	85	146
Noncash interest on derivatives	(869)	6,080
Gain on extinguishment of debt	(222)	—
Prior year property tax adjustments, net	(827)	(81)
Impairment loss - abandoned development costs	—	2,302
Noncash income tax provision, net	—	7,415
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	72	72
Impairment loss - abandoned development costs	—	(449)
Adjustments to FFO attributable to common stockholders, net	(1,761)	15,485
Adjusted FFO attributable to common stockholders	$(28,877)	$(1,401)

Adjusted FFO attributable to common stockholders decreased $27.5 million, or 1,961.2%, in the first quarter of 2021 as compared to the same period in 2020 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel disposition deposits, our credit facility and contributions from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, repayments of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $38.2 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. The net increase in cash used in operating activities during the first three months of 2021 as compared to the same period in 2020 was primarily due to the temporary suspensions and reduced operations at our hotels caused by the COVID-19 pandemic.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first three months of 2021 as compared to the first three months of 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Disposition deposit	$—	$3,500
Acquisition of hotel property	—	(346)
Renovations and additions to hotel properties and other assets	(6,526)	(17,016)
Net cash used in investing activities	$(6,526)	$(13,862)

During the first three months of 2021, we invested $6.5 million for renovations and additions to our portfolio and other assets.

During the first three months of 2020, we received a nonrefundable deposit of $3.5 million from the buyer of the Renaissance Harborplace. This cash inflow was offset as we paid $0.3 million to purchase an additional wet boat slip at the Oceans Edge Resort & Marina and invested $17.0 million for renovations and additions to our portfolio and other assets

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash (used in) provided by financing activities during the first three months of 2021 as compared to the first three months of 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Repurchases of outstanding common stock	$—	$(103,894)
Repurchases of common stock for employee tax obligations	(3,516)	(3,992)
Proceeds from credit facility	—	300,000
Payments on notes payable	(832)	(1,898)
Dividends and distributions paid	(3,208)	(135,872)
Distributions to noncontrolling interest	—	(2,000)
Contribution from noncontrolling interest	1,375	—
Net cash (used in) provided by financing activities	$(6,181)	$52,344

During the first three months of 2021, we paid the following: $3.5 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $0.8 million in principal payments on our notes payable; and $3.2 million in dividends to our preferred stockholders. These cash outflows were partially offset by a $1.4 million contribution from our joint venture partner.

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

Future. While operations are beginning to improve, we believe the ongoing effects of the COVID-19 pandemic and the recent economic downturn on our operations will continue to have a material negative impact on our financial results and liquidity through at least the second quarter of 2021. As previously noted, operations continue to be suspended at one of the 17 Hotels as of May 1, 2021, with the remainder operating at reduced, albeit increasing, capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that the capital markets will be available to us on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels, capital investments in our hotels, repayment of principal on our notes payable and possibly on our unsecured debt, interest expense, dividends on our preferred stock and acquisitions of hotels or interests in hotels.

In April 2021, we purchased the fee-simple interest in the Montage Healdsburg, located in California, for $265.0 million, excluding closing costs. We funded this acquisition through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.25 million, as well as $198.75 million of cash on hand. The Series G preferred stock, which is callable at the liquidation preference plus accrued and unpaid dividends by us at any time, will accrue dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on our investment in the hotel. The Series G preferred stock is not convertible into any other security.

The Montage Healdsburg sits adjacent to the separately owned Montage Residences Healdsburg, which, together with the Resort, comprise a 258-acre destination. Montage Residences Healdsburg will feature 40 to-be-built luxury homes that will be eligible to participate in the optional turn-key resort rental program. The seller of the Resort will continue to own and be responsible for the development and sales of Montage Residences Healdsburg.

At this time, we do not expect to pay a quarterly common stock dividend in 2021. The resumption in quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of portions of our planned 2021 non-essential capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

We believe that the steps we have taken to maintain an appropriate cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our already strong balance sheet and our low leverage will be sufficient to allow us to navigate through this crisis. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty.

Cash Balance. As of March 31, 2021, our unrestricted cash balance was $320.3 million. Adjusting for our April 2021 acquisition of the Montage Healdsburg, our pro forma unrestricted cash balance is $121.5 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at the 17 Hotels are either temporarily suspended or reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. In January 2021, these provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. During the first quarter of 2021, the hotels were not able to generate any excess cash for the benefit of the lenders; however, we expect that as operations improve during the second quarter of 2021, the hotels will begin to generate excess cash which will be held in lockbox accounts for the benefit of the lenders and included in restricted cash on our consolidated balance sheet until the hotels reach profitability levels that terminate the cash traps. We expect the mortgage secured by the Hilton San Diego Bayfront will also enter a cash trap in 2021.

Debt. As of March 31, 2021, we had $747.1 million of consolidated debt, $365.3 million of cash and cash equivalents, including restricted cash, and total assets of $2.9 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2021, we have no amount outstanding on the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the credit facility agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

We are subject to various financial covenants on our secured and unsecured debt. Due to COVID-19’s expected negative impact on our operations through at least the second quarter of 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2022. As noted above, due to COVID-19, operations continue to be suspended at one of the 17 Hotels as of May 1, 2021, with the remainder operating at reduced, albeit increasing, capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

As of March 31, 2021, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the floating interest rate at 6.0% until December 2021. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of March 31, 2021, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 13 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 14 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; Renaissance Westchester; The Bidwell Marriott Portland; and Wailea Beach Resort. Our acquisition of the Montage Healdsburg in April 2021 increases both the number of our unencumbered hotels and the number of our hotels currently held by subsidiaries whose interests are pledged to our credit facility to 15 and 14, respectively. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of March 31, 2021 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$747,113	$3,339	$412,098	$216,676	$115,000
Interest obligations on notes payable (2)	107,731	29,547	43,559	23,608	11,017
Finance lease obligation, including imputed interest	107,662	1,403	2,806	2,806	100,647
Operating lease obligations, including imputed interest (3)	40,170	6,688	13,535	12,528	7,419
Construction commitments	23,352	23,352	—	—	—
Employment obligations	3,047	3,047	—	—	—
Total	$1,029,075	$67,376	$471,998	$255,618	$234,083
(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matures in December 2021 with two remaining one-year options to extend. We intend to exercise the remaining two one-year options to extend the maturity to December 2023.
(2)	Interest on our variable rate debt is calculated based on the variable rate at March 31, 2021, and includes the effect of our interest rate derivative agreements.
(3)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $6.5 million in our portfolio and other assets during the first three months of 2021. As of March 31, 2021, we have contractual construction commitments totaling $23.4 million for ongoing renovations. As noted above, in light of the COVID-19 pandemic, we elected to conserve cash by deferring a portion of our planned 2020 and 2021 non-essential capital improvements into our portfolio. In February 2021, however, we entered into an agreement with Marriott to rebrand the Renaissance Washington DC to The Westin Washington DC, upon substantial completion of a repositioning of the hotel. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of March 31, 2021, our balance sheet includes restricted cash of $33.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 17 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 pandemic, some of our third-party managers have suspended the requirement to fund into the FF&E reserves throughout 2021. Additionally, some of our third-party managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels and the fourth quarter is strong for Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including the COVID-19 pandemic, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as labor, employee-related benefits, food, commodities, taxes, property and liability insurance and utilities.

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

●	Impairment of long-lived assets. Impairment losses are recorded on long-lived assets to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. We evaluate our long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, our estimate of how long we will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income (loss) and margins, the need for capital expenditures, as well as specific market and economic conditions.

●	Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

As of March 31, 2021, 70.6% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at March 31, 2021. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at March 31, 2021.

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

(c)Issuer Purchases of Equity Securities

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs, restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

In February 2021, the Company withheld 307,863 shares of its restricted common stock at an average market value of $11.42 per share, and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2021 - January 31, 2021	—	$—	—	$500,000,000
February 1, 2021 - February 28, 2021	307,863	$11.42	—	$500,000,000
March 1, 2021 - March 31, 2021	—	$—	—	$500,000,000
Total	307,863	$11.42	—	$500,000,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

3.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021.

10.1	Employment Agreement, dated as of March 2, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Christopher Ostapovicz. * #

10.2	Amended and Restated Employment Agreement, dated as of March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia. * #

10.3	Amended and Restated Employment Agreement, dated as of March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia. * #

10.4	Amended and Restated Employment Agreement, dated as of March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman. * #

10.5	Amended and Restated Employment Agreement, dated as of March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert Springer. * #

10.6	Amended and Restated Employment Agreement, dated as of March 31, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein. * #

10.7	Transition and Separation Agreement, dated March 2, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman. * #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 5, 2021	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)