Form 10-Q
period 2021-06-30
Sunstone Hotel Investors, Inc.
filed 2021-08-04
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 Spectrum Center Drive, 21st Floor Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 330-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SHO	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, $0.01 par value	SHO.PRF	New York Stock Exchange
Series H Cumulative Redeemable Preferred Stock, $0.01 par value	SHO.PRH	New York Stock Exchange
Series I Cumulative Redeemable Preferred Stock, $0.01 par value	SHO.PRI	New York Stock Exchange

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

As of August 2, 2021, there were 219,042,657 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,898	$368,406
Restricted cash	47,490	47,733
Accounts receivable, net	25,044	8,566
Prepaid expenses and other current assets	7,413	10,440
Total current assets	242,845	435,145
Investment in hotel properties, net	2,687,395	2,461,498
Finance lease right-of-use asset, net	45,447	46,182
Operating lease right-of-use assets, net	24,939	26,093
Deferred financing costs, net	3,403	4,354
Other assets, net	11,333	12,445
Total assets	$3,015,362	$2,985,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,046	$37,326
Accrued payroll and employee benefits	17,429	15,392
Dividends and distributions payable	2,225	3,208
Other current liabilities	50,693	32,606
Current portion of notes payable, net	2,331	2,261
Total current liabilities	113,724	90,793
Notes payable, less current portion, net	741,337	742,528
Finance lease obligation, less current portion	15,568	15,569
Operating lease obligations, less current portion	27,816	29,954
Other liabilities	13,612	17,494
Total liabilities	912,057	896,338
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, zero shares and 4,600,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	—	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, stated at liquidation preference of $25.00 per share	75,000	75,000
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares and zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	66,250	—
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares and zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	115,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 219,043,105 shares issued and outstanding at June 30, 2021 and 215,593,401 shares issued and outstanding at December 31, 2020	2,190	2,156
Additional paid in capital	2,626,582	2,586,108
Retained earnings	833,132	913,766
Cumulative dividends and distributions	(1,654,388)	(1,643,386)
Total stockholders’ equity	2,063,766	2,048,644
Noncontrolling interest in consolidated joint venture	39,539	40,735
Total equity	2,103,305	2,089,379
Total liabilities and equity	$3,015,362	$2,985,717

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Room	$84,597	$3,869	$118,816	$131,269
Food and beverage	15,238	213	20,209	48,203
Other operating	17,375	6,342	28,818	22,164
Total revenues	117,210	10,424	167,843	201,636
OPERATING EXPENSES
Room	22,946	7,077	34,586	51,322
Food and beverage	15,669	5,025	21,648	46,785
Other operating	3,486	1,224	5,291	4,988
Advertising and promotion	7,042	4,090	11,917	16,552
Repairs and maintenance	7,132	5,375	12,677	15,424
Utilities	4,683	3,226	8,834	9,068
Franchise costs	2,296	338	3,287	5,674
Property tax, ground lease and insurance	15,632	19,124	30,293	39,175
Other property-level expenses	16,067	8,736	26,544	37,581
Corporate overhead	9,467	8,438	16,644	15,832
Depreciation and amortization	32,729	34,539	63,499	71,285
Impairment losses	—	18,100	—	133,466
Total operating expenses	137,149	115,292	235,220	447,152
Interest and other income (loss)	21	306	(358)	2,612
Interest expense	(8,065)	(12,950)	(15,714)	(30,457)
Gain on extinguishment of debt	88	—	310	—
Loss before income taxes	(27,895)	(117,512)	(83,139)	(273,361)
Income tax (provision) benefit, net	(23)	12	(66)	(6,658)
NET LOSS	(27,918)	(117,500)	(83,205)	(280,019)
Loss from consolidated joint venture attributable to noncontrolling interest	596	2,162	2,571	2,620
Preferred stock dividends and redemption charge	(7,795)	(3,207)	(11,002)	(6,414)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(35,117)	$(118,545)	$(91,636)	$(283,813)

Basic and diluted per share amounts:
Basic and diluted loss attributable to common stockholders per common share	$(0.16)	$(0.55)	$(0.43)	$(1.30)
Basic and diluted weighted average common shares outstanding	215,113	214,225	214,778	217,631

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2020 (audited)	7,600,000	$190,000	215,593,401	$2,156	$2,586,108	$913,766	$(1,643,386)	$40,735	$2,089,379
Amortization of deferred stock compensation	—	—	—	—	2,869	—	—	—	2,869
Issuance of restricted common stock, net	—	—	581,683	6	(3,522)	—	—	—	(3,516)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,375	1,375
Net loss	—	—	—	—	—	(53,312)	—	(1,975)	(55,287)
Balance at March 31, 2021	7,600,000	190,000	216,175,084	2,162	2,585,455	860,454	(1,646,593)	40,135	2,031,613
Amortization of deferred stock compensation	—	—	—	—	4,784	—	—	—	4,784
Repurchase of common stock for employee tax obligations net of restricted common stock issued	—	—	(45,661)	(1)	(1,360)	—	—	—	(1,361)
Net proceeds from issuance of common stock	—	—	2,913,682	29	37,630	—	—	—	37,659
Net issuance of Series G preferred stock in connection with hotel acquisition	2,650,000	66,250	—	—	(142)	—	—	—	66,108
Net proceeds from issuance of Series H preferred stock	4,600,000	115,000	—	—	(3,801)	—	—	—	111,199
Redemption of Series E preferred stock	(4,600,000)	(115,000)	—	—	4,016	—	(4,016)	—	(115,000)
Series E preferred stock dividends at $0.337847 per share through redemption date	—	—	—	—	—	—	(1,554)	—	(1,554)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Series G preferred stock dividends and dividends payable at $0.110259 per share	—	—	—	—	—	—	(292)	—	(292)
Series H preferred stock dividends and dividends payable at $0.157378 per share	—	—	—	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	—	(27,322)	—	(596)	(27,918)
Balance at June 30, 2021	10,250,000	$256,250	219,043,105	$2,190	$2,626,582	$833,132	$(1,654,388)	$39,539	$2,103,305

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2019 (audited)	7,600,000	$190,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071
Amortization of deferred stock compensation	—	—	—	—	2,324	—	—	—	2,324
Issuance of restricted common stock, net	—	—	456,219	4	(3,996)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	(355)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,000)	(2,000)
Repurchases of outstanding common stock	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	(162,061)	—	(458)	(162,519)
Balance at March 31, 2020	7,600,000	190,000	215,541,134	2,155	2,578,445	1,156,394	(1,633,763)	43,775	2,337,006
Amortization of deferred stock compensation	—	—	—	—	3,193	—	—	—	3,193
Issuance of restricted common stock	—	—	94,416	1	(1)	—	—	—	—
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	500	500
Net loss	—	—	—	—	—	(115,338)	—	(2,162)	(117,500)
Balance at June 30, 2020	7,600,000	$190,000	215,635,550	$2,156	$2,581,637	$1,041,056	$(1,636,970)	$42,113	$2,219,992

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,205)	$(280,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	157	367
Loss on sale of assets	70	—
Gain on extinguishment of debt	(310)	—
Noncash interest on derivatives	(1,578)	6,296
Depreciation	63,478	71,264
Amortization of franchise fees and other intangibles	21	21
Amortization of deferred financing costs	1,472	1,396
Amortization of deferred stock compensation	7,411	5,271
Impairment losses	—	133,466
Deferred income taxes, net	—	7,415
Changes in operating assets and liabilities:
Accounts receivable	(16,771)	30,394
Prepaid expenses and other assets	4,426	6,447
Accounts payable and other liabilities	10,191	(6,497)
Accrued payroll and employee benefits	1,384	(10,157)
Operating lease right-of-use assets and obligations	(669)	(593)
Net cash used in operating activities	(13,923)	(34,929)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition deposit	—	3,500
Acquisition of hotel properties and other assets	(195,646)	(1,346)
Renovations and additions to hotel properties and other assets	(16,785)	(32,849)
Payment for interest rate derivative	—	(111)
Net cash used in investing activities	(212,431)	(30,806)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	115,000	—
Payment of preferred stock offering costs	(3,943)	—
Redemption of preferred stock	(115,000)	—
Proceeds from common stock offerings	38,443	—
Payment of common stock offering costs	(784)	—
Repurchases of outstanding common stock	—	(103,894)
Repurchases of common stock for employee tax obligations	(4,877)	(3,992)
Proceeds from credit facility	—	300,000
Payment on credit facility	—	(250,000)
Payments on notes payable	(1,642)	(3,616)
Dividends and distributions paid	(7,969)	(149,856)
Distributions to noncontrolling interest	—	(2,000)
Contributions from noncontrolling interest	1,375	500
Net cash provided by (used in) financing activities	20,603	(212,858)
Net decrease in cash and cash equivalents and restricted cash	(205,751)	(278,593)
Cash and cash equivalents and restricted cash, beginning of period	416,139	864,973
Cash and cash equivalents and restricted cash, end of period	$210,388	$586,380

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	June 30,
	2021	2020
Cash and cash equivalents	$162,898	$540,420
Restricted cash	47,490	45,960
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$210,388	$586,380

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$15,699	$20,912
Cash paid for income taxes, net	$5	$90
Operating cash flows used for operating leases	$3,364	$4,054

Changes in operating lease right-of-use assets	$1,836	$1,892
Changes in operating lease obligations	(2,505)	(2,485)
Changes in operating lease right-of-use assets and lease obligations, net	$(669)	$(593)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Six Months Ended June 30,
	2021	2020
Accrued renovations and additions to hotel properties and other assets	$7,114	$10,219
Issuance of preferred stock in connection with hotel acquisition	$66,250	$—
Preferred stock redemption charge	$4,016	$—
Amortization of deferred stock compensation — construction activities	$242	$246
Dividends and distributions payable	$2,225	$3,207

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

As of June 30, 2021, the Company had interests in 18 hotels (the “18 Hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Crestline Hotels & Resorts	2
Highgate Hotels L.P. and an affiliate	2
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Montage North America, LLC	1
Singh Hospitality, LLC	1

Total hotels owned as of June 30, 2021	18

In March 2020, the novel coronavirus (“COVID-19”) pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, the Company determined that it was in the best interest of its hotel employees and the communities in which its hotels operate to temporarily suspend operations at 14 of the Company’s hotels, 13 of which have since resumed operations:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 12, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The following table sets forth the computation of basic and diluted loss per common share (unaudited and in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(27,918)	$(117,500)	$(83,205)	$(280,019)
Loss from consolidated joint venture attributable to noncontrolling interest	596	2,162	2,571	2,620
Preferred stock dividends and redemption charge	(7,795)	(3,207)	(11,002)	(6,414)
Distributions paid on unvested restricted stock compensation	—	—	—	(69)
Numerator for basic and diluted loss attributable to common stockholders	$(35,117)	$(118,545)	$(91,636)	$(283,882)
Denominator:
Weighted average basic and diluted common shares outstanding	215,113	214,225	214,778	217,631
Basic and diluted loss attributable to common stockholders per common share	$(0.16)	$(0.55)	$(0.43)	$(1.30)

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2021 and 2020, as their inclusion would have been anti-dilutive.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest, seasonality, capital replacements, ground leases, property taxes and hotel-generated cash that is held in accounts for the benefit of lenders. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders, ground lessors and/or hotel managers. At times, restricted cash also includes earnest money either paid to a seller or potential seller of a hotel or received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until either the purchase or sale is completed or subject to the terms of the related purchase and sale agreement. In addition, restricted cash as of June 30, 2021 and December 31, 2020 includes $10.9 million and $11.6 million, respectively, held in escrow related to certain current and potential employee-related obligations in accordance with the assignment-in-lieu agreement between the Company and the mortgage holder of one of the Company’s former hotels (see Note 11).

Investments in Hotel Properties

Investments in hotel properties, including land, buildings, furniture, fixtures and equipment (“FF&E”) and identifiable intangible assets are recorded at their respective relative fair values for an asset acquisition or at their estimated fair values for a business acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during the first six months of 2021.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating lease ROU assets were impaired during the first six months of 2021.

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

At both June 30, 2021 and December 31, 2020, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Trade receivables, net (1)	$12,841	$8,110
Contract liabilities (2)	$28,260	$16,815
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three and six months ended June 30, 2021, the Company recognized approximately $0.3 million and $1.1 million, respectively, in revenue related to its outstanding contract liabilities. During the three and six months ended June 30, 2020, the Company recognized zero and approximately $10.2 million, respectively, in revenue related to its outstanding contract liabilities.

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

New Accounting Standards and Accounting Changes

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 was effective upon issuance, and is applied prospectively from any date beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022. The Company intends to take advantage of the expedients offered by ASU No. 2020-04 when it modifies its variable rate debt and interest rate cap and swap derivatives, which will affect the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront, its credit facility and its unsecured term loans. The adoption of ASU No. 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Land	$611,538	$571,212
Buildings and improvements	2,725,893	2,523,750
Furniture, fixtures and equipment	452,610	431,918
Intangible assets	34,891	21,192
Franchise fees	743	743
Construction in progress	27,082	15,831
Investment in hotel properties, gross	3,852,757	3,564,646
Accumulated depreciation and amortization	(1,165,362)	(1,103,148)
Investment in hotel properties, net	$2,687,395	$2,461,498

In April 2021, the Company purchased the fee simple interest in the newly-developed 130-room Montage Healdsburg, California for $265.0 million, excluding acquisition costs and prorations. The acquisition was funded through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.3 million (see Note 9), as well as cash on hand.

As part of the purchase price allocation for the Montage Healdsburg, the Company allocated a total of $13.7 million to intangible assets related to the hotel’s residential rental and social membership programs, whereby future owners of the adjacent separately owned Montage Residences Healdsburg will be eligible to participate in an optional rental program as well as become social members of the Montage Healdsburg to access use of the hotel’s facilities. The $13.7 million will be amortized over the life of the related remaining 25-year resort management agreement once the hotel begins to recognize revenue related to the programs.

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of June 30, 2021 and December 31, 2020, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both June 30, 2021 and December 31, 2020, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2021 (unaudited):
Interest rate cap derivative	$—	$—	$—	$—
Total assets measured at fair value at June 30, 2021	$—	$—	$—	$—

December 31, 2020:
Renaissance Westchester (1)	$14,125	$—	$14,125	$—
Interest rate cap derivative	—	—	—	—
Total assets measured at fair value at December 31, 2020	$14,125	$—	$14,125	$—
(1)	The fair market value of the Renaissance Westchester is included in investment in hotel properties, net on the Company’s consolidated balance sheet at December 31, 2020.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2021 (unaudited):
Interest rate swap derivatives	$4,132	$—	$4,132	$—
Total liabilities measured at fair value at June 30, 2021	$4,132	$—	$4,132	$—

December 31, 2020:
Interest rate swap derivatives	$5,710	$—	$5,710	$—
Total liabilities measured at fair value at December 31, 2020	$5,710	$—	$5,710	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2021 (unaudited) and December 31, 2020 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2021	2020
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	$220,000	$—	$—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(1,468)	(2,100)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(2,664)	(3,610)
							$(4,132)	$(5,710)
(1)	The fair values of the cap agreement and both swap agreements are included in other assets, net and other liabilities, respectively, on the accompanying consolidated balance sheets as of both June 30, 2021 and December 31, 2020.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and six months ended June 30, 2021 and 2020 as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Noncash interest on derivatives	$(709)	$216	$(1,578)	$6,296

Fair Value of Debt

As of June 30, 2021 and December 31, 2020, 70.5% and 70.6%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of June 30, 2021 (unaudited) and December 31, 2020 were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$746,303	$720,551	$747,945	$715,042

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

5. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Property and equipment, net	$6,256	$6,767
Deferred rent on straight-lined third-party tenant leases	2,567	2,819
Other receivables	2,077	2,633
Other	433	226
Total other assets, net	$11,333	$12,445

6. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 4.15%; maturing at dates ranging from December 11, 2024 through January 6, 2025. The notes are collateralized by first deeds of trust on two hotel properties at both June 30, 2021 and December 31, 2020.	$136,303	$137,945
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points, resulting in effective interest rates of 1.144% and 1.192% at June 30, 2021 and December 31, 2020, respectively; matures on December 9, 2021 with two one-year options to extend, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941%. Matures on September 3, 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.203%. Matures on January 31, 2023.	100,000	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	90,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04%. Matures on January 10, 2028.	115,000	115,000
Total notes payable	$746,303	$747,945

Current portion of notes payable	$3,375	$3,305
Less: current portion of deferred financing costs	(1,044)	(1,044)
Carrying value of current portion of notes payable	$2,331	$2,261

Notes payable, less current portion	$742,928	$744,640
Less: long-term portion of deferred financing costs	(1,591)	(2,112)
Carrying value of notes payable, less current portion	$741,337	$742,528

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans in January 2021 and at the Hilton San Diego Bayfront in May 2021. As of June 30, 2021, a nominal amount of excess cash was held in lockbox accounts for the benefit of the lenders and included in restricted cash on the accompanying consolidated balance sheet. The cash trap provisions triggered on these three loans will remain until the hotels reach profitability levels that terminate the cash traps.

As of June 30, 2021, the Company had no amount outstanding on the revolving portion of its credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the revolving portion of the credit facility may be subject to the Company’s compliance with various financial covenants on its secured and unsecured debt.

The Company is subject to various financial covenants on its secured and unsecured debt. In July and December 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Among other provisions, the Unsecured Debt Amendments include a waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022 (see Note 12). The Company can elect to terminate the covenant relief period early, subject to the achievement of the original financial covenants at the end of any quarterly measurement period.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense on debt and finance lease obligation	$8,037	$12,037	$15,820	$22,765
Noncash interest on derivatives	(709)	216	(1,578)	6,296
Amortization of deferred financing costs	737	697	1,472	1,396
Total interest expense	$8,065	$12,950	$15,714	$30,457

7. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Property, sales and use taxes payable	$14,676	$10,134
Accrued interest	7,033	6,914
Advance deposits	26,167	13,341
Management fees payable	598	169
Other	2,219	2,048
Total other current liabilities	$50,693	$32,606

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Deferred revenue	$6,385	$7,911
Interest rate swap derivatives	4,132	5,710
Other	3,095	3,873
Total other liabilities	$13,612	$17,494

8. Leases

The Company has both finance and operating leases for ground, building, office, equipment and airspace leases, maturing in dates ranging from 2025 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Finance Lease:
Right-of-use asset, gross (buildings and improvements)	$58,799	$58,799
Accumulated amortization	(13,352)	(12,617)
Right-of-use asset, net	$45,447	$46,182

Accounts payable and accrued expenses	$2	$1
Lease obligation, less current portion	15,568	15,569
Total lease obligation	$15,570	$15,570

Remaining lease term	77 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net	$24,939	$26,093

Accounts payable and accrued expenses	$5,344	$5,028
Lease obligations, less current portion	27,816	29,954
Total lease obligations	$33,160	$34,982

Weighted average remaining lease term, including reasonably certain extension options (1)	6 years
Weighted average discount rate	5.1%
(1)	The weighted average remaining term including all available extension options is approximately 34 years.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$367	$367	$735	$735
Interest on lease obligation	351	351	702	702
Operating lease cost	1,366	2,341	2,686	4,070
Variable lease cost (1)	13	(689)	13	24
Total lease cost	$2,097	$2,370	$4,136	$5,531
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

9. Stockholders’ Equity

Series E Cumulative Redeemable Preferred Stock

In June 2021, the Company redeemed all 4,600,000 shares of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. An additional redemption charge of $4.0 million was recognized related to the original issuance costs of the Series E preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series E preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series E preferred stock was a redemption in full, trading of the Series E preferred stock on the New York Stock Exchange ceased on the June 11, 2021 redemption date.

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its 6.45% Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) with a liquidation preference of $25.00. As of May 17, 2021, the Series F preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date (see Note 12). Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series F preferred stock, holders of the Series F preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G preferred stock to the hotel’s seller as partial payment of the hotel (see Note 3). The Series G preferred stock, which is callable at its $25.00 liquidation preference plus accrued and unpaid dividends by the Company at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s investment in the hotel. The Series G preferred stock is not convertible into any other security.

Series H Cumulative Redeemable Preferred Stock

In May 2021, the Company issued 4,600,000 shares of its 6.125% Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) with a liquidation preference of $25.00. On or after May 24, 2026, the Series H preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series H preferred stock, holders of the Series H preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Common Stock

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. As of June 30, 2021, the Company has not repurchased any common or preferred stock under the 2021 stock repurchase program. The redemption of the Series E preferred stock in June 2021 was completed through a separate authorization by the Company’s board of directors, leaving $500.0 million remaining for repurchase under the 2021 stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs, restrictions under its various financing agreements and the price of the Company’s common and preferred stock.

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. In June 2021, the Company issued 2,913,682 shares of common stock under the ATM Agreements for gross proceeds of $38.4 million, leaving $137.0 million available for sale under the ATM Agreements.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three and six months ended June 30, 2021 and 2020 were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense, including forfeitures	$4,659	$3,064	$7,411	$5,271

Capitalized compensation cost (1)	$125	$129	$242	$246
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

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

Total basic and incentive management fees incurred by the Company during the three and six months ended June 30, 2021 and 2020 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic management fees	$3,073	$164	$4,376	$5,555
Incentive management fees	—	—	—	—
Total basic and incentive management fees	$3,073	$164	$4,376	$5,555

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

Total license and franchise fees incurred by the Company during the three and six months ended June 30, 2021 and 2020 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Franchise assessments (1)	$1,852	$376	$2,720	$4,794
Franchise royalties (2)	444	(38)	567	880
Total franchise costs	$2,296	$338	$3,287	$5,674
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At June 30, 2021, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2021 totaled $36.5 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of June 30, 2021, 13 of the 18 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	31%	34%
Florida	2	10%	16%
Hawaii	1	6%	21%
Illinois	3	13%	5%
Massachusetts	2	16%	11%

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), which was included in restricted cash on the accompanying consolidated balance sheet at December 31, 2020. During the first six months of 2021, $0.5 million of the potential obligation was paid to the hotel’s employees. In addition, the potential obligation was reassessed at both March 31, 2021 and June 30, 2021, resulting in a gain on extinguishment of debt of $0.1 million and $0.3 million recognized during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $10.9 million remains in restricted cash on the accompanying consolidated balance sheet, which will continue to be held in escrow until the potential obligation is resolved. Other current liabilities on the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020, included the potential obligation balances of $10.8 million and $11.6 million, respectively.

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

At June 30, 2021, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2021.

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

12. Subsequent Events

On July 2, 2021, the Company amended its Unsecured Debt Agreements, which removed certain restrictions in place during the covenant waiver period ending March 31, 2022. The restrictions removed include the limitation on the aggregate value of unencumbered hotel acquisitions the Company can complete and, provided that an event of default has not occurred, the requirement to prepay the Company’s unsecured debt using net proceeds received from asset sales or equity issuances.

On July 16, 2021, the Company issued 4,000,000 shares of its 5.70% Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”) with a liquidation preference of $25.00. On or after July 16, 2026, the Series I preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series I preferred stock, holders of the Series I preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

On July 13, 2021, the Company provided a notice of redemption to the holders of its Series F preferred stock. On August 12, 2021, proceeds received from the Company’s issuance of the Series I preferred stock will be used to redeem all 3,000,000 shares of the Series F preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $0.183646 per share, for a total payment of $25.183646 per share. After the redemption date, the Series F preferred stock will no longer be deemed outstanding and all the rights of the holders of the Series F preferred stock will terminate, except the right to receive the redemption price. In addition, because all issued and outstanding shares of the Series F preferred stock will be redeemed, the Series F preferred stock will no longer trade on the New York Stock Exchange after the redemption date.

The Company is under contract to acquire a West Coast hotel for a gross purchase price of less than $200 million. The acquisition of the hotel is subject to standard due diligence, and as of the date hereof, the Company can cancel the contract without penalty. The Company would expect to finance the acquisition with cash on hand and borrowings under its revolving credit facility. The Company can give no assurances that the acquisition will be completed.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2021, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the impact the novel coronavirus (COVID-19) pandemic has on our business and the economy, as well as the response of governments and us to the pandemic, and how quickly and successfully effective vaccines and therapies are distributed and administered;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19;
●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs, regional or global economic slowdowns and any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19;
●	the need for business-related travel, including the increased use of business-related technology;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, utility costs, property and liability insurance costs, unanticipated costs such as acts of nature and their consequences and other costs that may not be offset by increased room rates;
●	the ground, building, or airspace leases for three of the 18 hotels we had interests in as of June 30, 2021;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants on our debt and preferred stock;
●	the impact on our business of potential defaults by us on our debt agreements or leases;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;
●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and
●	other events beyond our control, including climate change, natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of June 30, 2021, we had interests in 18 hotels (the “18 Hotels”) currently held for investment, which average 508 rooms in size. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 18 Hotels are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

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

In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of our hotels during March and April 2020, 13 of which have since resumed operations:

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

Three of our hotels remained open throughout the pandemic: the Boston Park Plaza; the Embassy Suites La Jolla; and the Renaissance Long Beach. As a result of the COVID-19-related temporary hotel suspensions and the reduced occupancy at our open hotels, we, in conjunction with our third-party managers, decreased operating expenses to preserve liquidity by implementing stringent operational cost containment measures, including significantly reduced staffing levels, limited food and beverage offerings, elimination of non-essential hotel services and the temporary closure of various parts of the hotels. In addition, enhanced cleaning procedures and revised operating standards were developed and implemented.

The following represents the status of the hotels we had interests in as of March 31 and June 30, 2021 and 2020:

	As of March 31,		As of June 30,
	2021	2020 (1)	2021 (2)	2020 (1)
Number of hotels open	15	9	17	6
Number of rooms in open hotels	8,308	4,511	8,799	3,073
Number of hotels with temporarily suspended operations	2	11	1	14
Number of rooms in hotels with temporarily suspended operations	709	6,099	348	7,537
Total number of hotels	17	20	18	20
Total number of rooms	9,017	10,610	9,147	10,610

(1)	Includes three hotels that were open as of March 31, 2020, two of which remained open as of June 30, 2020, which were subsequently disposed of in the third and fourth quarters of 2020.
(2)	Includes the Montage Healdsburg, acquired in April 2021 and open as of June 30, 2021.

Our asset management team has worked closely with each hotel’s third-party manager to create detailed operating plans, including adherence to safety precautions developed by the Center for Disease Control and Prevention and other public health experts. We continue to closely monitor the safety measures at our hotels, including frequent and enhanced cleaning and sanitation, contactless check-in, the use of personal protective equipment by hotel employees and guests in areas with low vaccination rates and/or the prevalence of COVID-19 variants and increased physical distancing throughout each hotel.

Year-To-Date 2021 Overview

Since our COVID-19-related occupancy low point of 1.6% in April 2020, we have experienced slow but steady improvements in hotel demand. During the first six months of 2021, occupancy accelerated as the number of COVID-19 cases decreased and the vaccine distribution program increased. Occupancy during the first six months of 2021 and 2020 at the same 17 hotels we owned during this time (the “17 Hotels”) was as follows:

	January	February	March	April	May	June
2021	13.3%	22.4%	29.1%	37.8%	44.2%	48.8%
2020	72.2%	78.6%	29.1%	1.6%	2.6%	3.9%

During the first six months of 2021, leisure demand was the dominant source of business at many our hotels, driven by a pent-up COVID-19 pandemic induced desire to travel along with increased disposable income. Business transient demand remained well below pre-pandemic levels, but it is increasing at a rapid pace and is expected to accelerate further as companies return to the office in the second half of 2021. Group demand, which was minimal in 2020, began to return during the second quarter of 2021 and is expected to continue to grow. While the preponderance of recent group business has been composed primarily of government, emergency management and medical-related groups, several of our hotels are beginning to host traditional group business, including corporate groups. We are beginning to see events with more guests and events that take place over longer periods of time. A significant portion of the group business on-the-books for the second half of 2021 continues to hold to their contractual dates, anticipating a continued improvement in conditions allowing for groups to meet. We believe that the return of traditional business transient and group business will ultimately depend on the speed and efficacy of the vaccine distribution, the management and control of COVID-19 and its variants and the degree to which normalcy returns. We expect the demand recovery to extend past 2021, and we are encouraged by the recent pace of future group bookings, which leads us to believe that our portfolio will perform significantly better in the second half of 2021 and specifically in the fourth quarter of 2021.

Following widespread layoffs and furloughs, our hotels are hiring again; however, some of our hotels (specifically those in Florida) are having trouble finding labor. We expect the labor supply to improve in the second half of the year as children of working parents return to school, enhanced unemployment benefits from the government expire and people feel safe returning to the workplace.

In April 2021, we purchased the fee-simple interest in the Montage Healdsburg, located in California, for $265.0 million, excluding closing costs. We funded this acquisition through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.3 million, as well as $198.8 million of cash on hand. The Series G preferred stock, which is callable at the liquidation preference plus accrued and unpaid dividends by us at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on our investment in the hotel. The Series G preferred stock is not convertible into any other security.

In May 2021, we issued 4,600,000 shares of our 6.125% Series H Cumulative Redeemable Preferred Stock (the “Series H preferred stock”) for gross proceeds of $115.0 million. The Series H preferred stock has a redemption price of $25.00 per share, and can be redeemed by us on or after May 24, 2026. We used the proceeds received from this issuance to redeem all 4,600,000 shares of our 6.950% Series E Cumulative Redeemable Preferred Stock (the “Series E preferred stock”). Because the redemption of the Series E preferred stock was a redemption in full, trading of the Series E preferred stock on the New York Stock Exchange ceased on the June 11, 2021 redemption date.

In June 2021, we utilized our February 2017 ATM Program to issue 2,913,682 shares of our common stock for gross proceeds of $38.4 million, leaving $137.0 million available for sale under the February 2017 ATM Program.

During the first six months of 2021, we continued our temporary suspensions of both our stock repurchase program and our common stock quarterly dividend to preserve additional liquidity. In anticipation of a return to normalcy post-COVID-19, our board of directors reauthorized our existing stock repurchase program in February 2021, allowing us to acquire up to $500.0 million of our common and preferred stock. The redemption of our Series E preferred stock in June 2021 was completed through a separate authorization by our board of directors, leaving $500.0 million remaining for repurchase under our stock repurchase program. Future repurchases, however, will depend on the effects of the COVID-19 pandemic and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. At this time, we do not expect to pay a quarterly dividend on our common stock for the remainder of the year. The resumption in quarterly common dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

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

revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees, net of employee retention tax credits and industry grants received by our hotels;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain (loss) on extinguishment of debt, which includes gains related to the resolution of contingencies on extinguished debt, or losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

●	Income tax (provision) benefit, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Loss (income) from consolidated joint venture attributable to noncontrolling interest, which includes the net loss (income) attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends and redemption charge, which includes dividends accrued on our Series E preferred stock until its redemption in June 2021, as well as dividends accrued on our Series F preferred stock, Series G preferred stock and Series H preferred stock, along with any redemption charges on preferred stock redemptions made in excess of net carrying values.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the second quarter and first six months of 2021 to the same periods in 2020 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligation that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and liabilities); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of contract intangibles; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; the noncontrolling partner’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. Prior to COVID-19’s designation as a National Public Health Emergency in March 2020, demand remained stable during the first two months of 2020, with RevPAR at the 17 Hotels declining by 0.1% as compared to the first two months of 2019, due to a 100 basis point decline in occupancy partially offset by a 1.3% increase in the average daily rate. During March 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio, resulting in first quarter 2020 RevPAR at the 17 Hotels declining 25.6% as compared to the first quarter of 2019, with a 0.4% decline in the average daily rate and a 2,020 basis point decline in occupancy. RevPAR at the 17 Hotels continued its decline in the first quarter of 2021, with a 69.5% decrease as compared to the first quarter of 2020; however, as vaccination rates accelerated in the second quarter of 2021 and travel restrictions decreased, pent-up demand for travel spurred a robust 3,182.2% increase in RevPAR at the 17 Hotels in the second quarter of 2021, as compared to the second quarter of 2020, with a 103.0% increase in the average daily rate and a 4,090 basis point increase in occupancy. For the first six months of

2021, RevPAR at the 17 Hotels decreased 1.9% as compared to the same period in 2020, with a 6.7% decrease in the average daily rate partially offset by a 160 basis point increase in occupancy. While continuing to improve from its trough in April 2020, demand remains significantly lower than pre-COVID-19 levels. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2021 and 2020, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2021	2020	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$84,597	$3,869	$80,728	2,086.5%
Food and beverage	15,238	213	15,025	7,054.0%
Other operating	17,375	6,342	11,033	174.0%
Total revenues	117,210	10,424	106,786	1,024.4%
OPERATING EXPENSES
Hotel operating	78,886	45,479	33,407	73.5%
Other property-level expenses	16,067	8,736	7,331	83.9%
Corporate overhead	9,467	8,438	1,029	12.2%
Depreciation and amortization	32,729	34,539	(1,810)	(5.2)%
Impairment losses	—	18,100	(18,100)	(100.0)%
Total operating expenses	137,149	115,292	21,857	19.0%
Interest and other income	21	306	(285)	(93.1)%
Interest expense	(8,065)	(12,950)	4,885	37.7%
Gain on extinguishment of debt	88	—	88	100.0%
Loss before income taxes	(27,895)	(117,512)	89,617	76.3%
Income tax (provision) benefit, net	(23)	12	(35)	(291.7)%
NET LOSS	(27,918)	(117,500)	89,582	76.2%
Loss from consolidated joint venture attributable to noncontrolling interest	596	2,162	(1,566)	(72.4)%
Preferred stock dividends and redemption charge	(7,795)	(3,207)	(4,588)	(143.1)%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(35,117)	$(118,545)	$83,428	70.4%

Operating Results. The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2021 and 2020, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2021	2020	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$118,816	$131,269	$(12,453)	(9.5)%
Food and beverage	20,209	48,203	(27,994)	(58.1)%
Other operating	28,818	22,164	6,654	30.0%
Total revenues	167,843	201,636	(33,793)	(16.8)%
OPERATING EXPENSES
Hotel operating	128,533	188,988	(60,455)	(32.0)%
Other property-level expenses	26,544	37,581	(11,037)	(29.4)%
Corporate overhead	16,644	15,832	812	5.1%
Depreciation and amortization	63,499	71,285	(7,786)	(10.9)%
Impairment losses	—	133,466	(133,466)	(100.0)%
Total operating expenses	235,220	447,152	(211,932)	(47.4)%
Interest and other income (loss)	(358)	2,612	(2,970)	(113.7)%
Interest expense	(15,714)	(30,457)	14,743	48.4%
Gain on extinguishment of debt	310	—	310	100.0%
Loss before income taxes	(83,139)	(273,361)	190,222	69.6%
Income tax provision, net	(66)	(6,658)	6,592	99.0%
NET LOSS	(83,205)	(280,019)	196,814	70.3%
Loss from consolidated joint venture attributable to noncontrolling interest	2,571	2,620	(49)	(1.9)%
Preferred stock dividends and redemption charge	(11,002)	(6,414)	(4,588)	(71.5)%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(91,636)	$(283,813)	$192,177	67.7%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of our hotels in March and April 2020. As a result, our revenues and operating expenses for both March 2020 and the second quarter of 2020 were severely impacted as hotel demand was decimated by the COVID-19 pandemic. As of June 30, 2021, we have resumed operations at all of the 17 Hotels except the Renaissance Westchester (the “Open Hotels”); however, all operating hotels are running at reduced capacity, with limited food and beverage and ancillary offerings.
●	Hotel Acquisition: In April 2021, we purchased the Montage Healdsburg, resulting in increased revenues, operating expenses and depreciation expense for the three and six months ended June 30, 2021 as compared to the same periods in 2020.
●	Hotel Dispositions: We sold the Renaissance Harborplace and the Renaissance Los Angeles Airport in July 2020 and December 2020, respectively. In addition, we assigned our leasehold interest in the Hilton Times Square to the hotel’s mortgage holder in December 2020. As a result of these three hotel dispositions (the “Three Disposed Hotels”), our revenues and operating expenses decreased for the three and six months ended June 30, 2021 as compared to the same periods in 2020.

Room revenue. Room revenue increased $80.7 million, or 2,086.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as follows:

●	Room revenue at the 17 Hotels increased $76.3 million. Occupancy increased 4,090 basis points and the average daily room rate increased 103.0%, resulting in a 3,182.2% increase in RevPAR:

	Three Months Ended June 30,
	2021			2020			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
17 Hotels	43.6%	$219.82	$95.84	2.7%	$108.27	$2.92	4,090	bps	103.0%	3,182.2%

Open Hotels	45.4%	$219.82	$99.80	2.8%	$108.28	$3.03	4,260	bps	103.0%	3,193.7%

Montage Healdsburg (1)	61.1%	$1,008.94	$616.46	N/A	N/A	N/A	N/A		N/A	N/A
(1)	Operating statistics for the Montage Healdsburg, which we acquired in April 2021, include prior ownership results obtained by us from the prior owner of the hotel during the due diligence period before our acquisition was completed. We performed a limited review of the information as part of our analysis of the acquisition. The newly developed hotel opened in December 2020; therefore, there is no prior year information.

●	The Montage Healdsburg caused room revenue to increase by $5.9 million.
●	The dispositions of the Three Disposed Hotels caused room revenue to decrease by $1.5 million.

For the six months ended June 30, 2021, room revenue decreased $12.5 million, or 9.5%, as compared to the six months ended June 30, 2020 as follows:

●	Room revenue at the 17 Hotels decreased $3.0 million. Though occupancy increased 160 basis points, the average daily room rate decreased 6.7%, resulting in a 1.9% decrease in RevPAR:

	Six Months Ended June 30,
	2021			2020			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
17 Hotels	32.7%	$211.77	$69.25	31.1%	$227.06	$70.62	160	bps	(6.7)%	(1.9)%

Open Hotels	34.0%	$211.77	$72.00	31.3%	$229.80	$71.93	270	bps	(7.8)%	0.1%

Montage Healdsburg (1)	40.8%	$975.75	$398.11	N/A	N/A	N/A	N/A		N/A	N/A
(1)	Operating statistics for the Montage Healdsburg, which we acquired in April 2021, include prior ownership results obtained by us from the prior owner of the hotel during the due diligence period before our acquisition was completed. We performed a limited review of the information as part of our analysis of the acquisition. The newly developed hotel opened in December 2020; therefore, there is no prior year information.

●	The Montage Healdsburg caused room revenue to increase by $5.9 million.
●	The dispositions of the Three Disposed Hotels caused room revenue to decrease by $15.4 million.

Food and beverage revenue. Food and beverage revenue increased $15.0 million, or 7,054.0%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as follows:

●	Food and beverage revenue at the 17 Hotels increased $11.8 million.
●	The Montage Healdsburg caused food and beverage revenue to increase by $3.3 million.
●	The dispositions of the Three Disposed Hotels caused food and beverage revenue to decrease by $0.1 million.

For the six months ended June 30, 2021, food and beverage revenue decreased $28.0 million, or 58.1%, as compared to the six months ended June 30, 2020 as follows:

●	Food and beverage revenue at the 17 Hotels decreased $27.6 million.
●	The Montage Healdsburg caused food and beverage revenue to increase by $3.3 million.
●	The dispositions of the Three Disposed Hotels caused food and beverage revenue to decrease by $3.7 million.

Other operating revenue. Other operating revenue increased $11.0 million, or 174.0%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as follows:

●	Other operating revenue at the 17 Hotels increased $10.3 million, including a $3.1 million reimbursement in the second quarter of 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, compared to a corresponding reimbursement of $2.4 million in the second quarter of 2020.
●	The Montage Healdsburg caused other operating revenue to increase by $0.9 million.
●	The dispositions of the Three Disposed Hotels caused other operating revenue to decrease by $0.2 million.

For the six months ended June 30, 2021, other operating revenue increased $6.7 million, or 30.0%, as compared to the six months ended June 30, 2020 as follows:

●	Other operating revenue at the 17 Hotels increased $7.6 million, including a $7.1 million reimbursement in the first six months of 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, compared to a corresponding reimbursement of $2.4 million in the first six months of 2020.
●	The Montage Healdsburg caused other operating revenue to increase by $0.9 million.
●	The dispositions of the Three Disposed Hotels caused other operating revenue to decrease by $1.8 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $33.4 million, or 73.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as follows:

●	Hotel operating expenses at the 17 Hotels increased $35.3 million. Hotel operating expenses in the second quarters of 2021 and 2020 include $0.3 million and $6.8 million, respectively, of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The Montage Healdsburg caused hotel operating expenses to increase by $7.0 million.
●	The dispositions of the Three Disposed Hotels caused hotel operating expenses to decrease by $8.9 million, which includes $1.0 million in prior year property tax refunds net of appeal fees recognized in the second quarter of 2021, and $1.7 million of COVID-19-related expenses recognized in the second quarter of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.

For the six months ended June 30, 2021, hotel operating expenses decreased $60.5 million, or 32.0%, as compared to the six months ended June 30, 2020 as follows:

●	Hotel operating expenses at the 17 Hotels decreased $40.2 million. Hotel operating expenses in the first six months of 2021 and 2020 include $0.4 million and $13.3 million, respectively, of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The Montage Healdsburg caused hotel operating expenses to increase by $7.0 million.
●	The dispositions of the Three Disposed Hotels caused hotel operating expenses to decrease by $27.3 million, which includes $1.8 million in prior year property tax refunds net of appeal fees recognized in the first six months of 2021, and $2.4 million of COVID-19-related expenses recognized in the first six months of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.

Other property-level expenses. Other property-level expenses increased $7.3 million, or 83.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as follows:

●	Other property-level expenses at the 17 Hotels increased $7.6 million. Other property-level expenses in the second quarter of 2021 includes a credit of $0.2 million, consisting of $0.3 million in employee retention tax credits available under the Coronavirus Aid, Relief, and Economic Security Act (the “Tax Credits”) received by our hotels, net of additional COVID-19-related wages and benefits for furloughed or laid off hotel employees. Other property-level expenses in the second quarter of 2020 includes $0.1 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The Montage Healdsburg caused other property-level expenses to increase by $1.4 million.
●	The dispositions of the Three Disposed Hotels caused other property-level expenses to decrease by $1.7 million, which includes a credit of $1.1 million to true-up COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.

For the six months ended June 30, 2021, other property-level expenses decreased $11.0 million, or 29.4%, as compared to the six months ended June 30, 2020 as follows:

●	Other property-level expenses at the 17 Hotels decreased $5.8 million. Other property-level expenses in the first six months of 2021 includes a credit of $1.0 million, consisting of $1.2 million in Tax Credits received by our hotels, net of additional COVID-19-related wages and benefits for furloughed or laid off hotel employees. Other property-level expenses in the first six months of 2020 includes $1.5 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The Montage Healdsburg caused other property-level expenses to increase by $1.4 million.
●	The dispositions of the Three Disposed Hotels caused other property-level expenses to decrease by $6.6 million, which includes $0.4 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.

Corporate overhead expense. Corporate overhead expense increased $1.0 million, or 12.2%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to increased amortization of deferred stock compensation related to the retirement of our chief operating officer, audit fees and travel expenses, partially offset by decreased due diligence expenses, legal fees and salary and wage expenses. Excluding the amortization of deferred stock compensation, corporate overhead expense decreased $0.6 million, or 10.6%, in the second quarter of 2021 as compared to the same period in 2020.

For the six months ended June 30, 2021, corporate overhead expense increased $0.8 million, or 5.1%, as compared to the six months ended June 30, 2020, due to increased amortization of deferred stock compensation related to the retirement of our chief operating officer and audit fees, partially offset by decreased due diligence expenses, legal fees and payroll and related expenses, including the recognition of $0.3 million in available Tax Credits. Excluding the amortization of deferred stock compensation, corporate overhead expense decreased $1.3 million, or 12.6%, in the first six months of 2021 as compared to the same period in 2020.

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.8 million, or 5.2%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as follows:

●	Depreciation and amortization expense related to the 17 Hotels decreased $0.8 million as reduced expenses due to our $15.4 million impairment of the depreciable assets at one of our hotels during 2020 and from fully depreciated assets was partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The Montage Healdsburg caused depreciation and amortization to increase by $2.2 million.
●	The dispositions of the Three Disposed Hotels resulted in a decrease in depreciation and amortization of $3.2 million.

For the six months ended June 30, 2021, depreciation and amortization expense decreased $7.8 million, or 10.9%, as compared to the six months ended June 30, 2020 as follows:

●	Depreciation and amortization expense related to the 17 Hotels decreased $2.0 million as reduced expenses due to our $15.4 million impairment of the depreciable assets at one of our hotels during 2020 and from fully depreciated assets was partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The Montage Healdsburg caused depreciation and amortization to increase by $2.2 million.
●	The dispositions of the Three Disposed Hotels resulted in a decrease in depreciation and amortization of $8.0 million.

Impairment losses. Impairment losses were zero for both the three and six months ended June 30, 2021, and $18.1 million and $133.5 million for the three and six months ended June 30, 2020, respectively. During the second quarter of 2020, we recorded an impairment loss of $18.1 million on the Renaissance Harborplace. During the first quarter of 2020, we recorded impairment losses of $107.9 million on the Hilton Times Square, $5.2 million on the Renaissance Westchester, and $2.3 million related to the abandonment of a potential project to expand one of our hotels.

Interest and other income (loss). Interest and other income (loss) totaled interest income of $21,000 and $0.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Interest income in the second quarter of 2021 decreased as compared to the same period in 2020 due to declines in both interest rates and cash balances.

Interest and other income (loss) for the six months ended June 30, 2021 totaled a loss of $0.4 million as compared to income of $2.6 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018, which was partially offset by the recognition of a nominal amount of interest income. During the first six months of 2020, we recognized $2.4 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense on debt and finance lease obligation	$8,037	$12,037	$15,820	$22,765
Noncash interest on derivatives	(709)	216	(1,578)	6,296
Amortization of deferred financing costs	737	697	1,472	1,396
Total interest expense	$8,065	$12,950	$15,714	$30,457

Interest expense decreased $4.9 million, or 37.7%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and $14.7 million, or 48.4%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Interest expense on our debt and finance lease obligation decreased $4.0 million and $6.9 million in the second quarter and first six months of 2021, respectively, as compared to the same periods in 2020 primarily due to our 2020 debt transactions, including the repayment of the loan secured by the Renaissance Washington DC, our partial repayments of the senior notes and our assignment of the loan secured by the Hilton Times Square to the hotel’s mortgage holder, along with decreased interest on our variable rate debt. These decreases were partially offset by the amendments on our unsecured debt, which increased the interest rate on our term loans and senior notes and increased the amortization of our deferred financing costs. In addition, noncash changes in the fair market value of our derivatives caused interest expense to decrease $0.9 million and $7.9 million in the second quarter and first six months of 2021, respectively, as compared to the same periods in 2020.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 3.8% and 3.6% at June 30, 2021 and 2020, respectively. Approximately 70.5% and 73.6% of our outstanding notes payable had fixed interest rates at June 30, 2021 and 2020, respectively.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and zero for both the three and six months ended June 30, 2020. During the second quarter and first six months of 2021, we recognized gains of $0.1 million and $0.3 million, respectively, associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

Income tax (provision) benefit, net. Income tax (provision) benefit, net was incurred as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current income tax (provision) benefit, net	$(23)	$12	$(66)	$757
Change in deferred tax asset valuation allowance	—	—	—	(7,415)
Total income tax (provision) benefit, net	$(23)	$12	$(66)	$(6,658)

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the second quarter and first six months of 2021, we recognized net current income tax provisions of $23,000 and $0.1 million, respectively, resulting from current state income tax expense.

During the second quarter and first six months of 2020, we recognized $12,000 and $0.8 million, respectively, of net current income tax benefits, resulting from tax credits and refunds, net of combined current federal and state income tax expense. In addition, during the six months ended June 30, 2020, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because we were no longer assured that we would be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic would last or what the long-term impact would be on our hotel operations.

Loss from consolidated joint venture attributable to noncontrolling interest. Loss from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled $0.6 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million for both the six months ended June 30, 2021 and 2020.

Preferred stock dividends and redemption charge. Preferred stock dividends and redemption charge increased $4.6 million, or 143.1%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and $4.6 million, or 71.5%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to the issuances of our Series

G preferred stock and Series H Preferred Stock, as well as the redemption of our Series E preferred stock. Preferred stock dividends and redemption charge were incurred as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020
Series E preferred stock	$5,570	(1)	$1,998	7,568	(1)	3,996
Series F preferred stock	1,209		1,209	2,418		2,418
Series G preferred stock	292		—	292		—
Series H preferred stock	724		—	724		—
Total preferred stock dividends and redemption charge	$7,795		$3,207	$11,002		$6,414
(1)	Includes a $4.0 million redemption charge related to the original issuance costs of these shares, which were previously included in additional paid in capital.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile. We determined that the building lease is a

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

The following table reconciles our unaudited net loss to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(27,918)	$(117,500)	$(83,205)	$(280,019)
Operations held for investment:
Depreciation and amortization	32,729	34,539	63,499	71,285
Interest expense	8,065	12,950	15,714	30,457
Income tax provision (benefit), net	23	(12)	66	6,658
Loss on sale of assets	—	—	70	—
Impairment losses - hotel properties	—	18,100	—	131,164
EBITDAre	12,899	(51,923)	(3,856)	(40,455)

Operations held for investment:
Amortization of deferred stock compensation	4,659	3,064	7,411	5,271
Amortization of right-of-use assets and liabilities	(338)	(332)	(669)	(593)
Finance lease obligation interest — cash ground rent	(351)	(351)	(702)	(702)
Property-level severance	—	1,113	—	1,113
Gain on extinguishment of debt	(88)	—	(310)	—
Prior year property tax adjustments, net	(1,162)	307	(1,989)	226
Impairment loss - abandoned development costs	—	—	—	2,302
Noncontrolling interest:
Loss from consolidated joint venture attributable to noncontrolling interest	596	2,162	2,571	2,620
Depreciation and amortization	(806)	(806)	(1,616)	(1,610)
Interest expense	(159)	(306)	(320)	(726)
Amortization of right-of-use asset and liability	73	73	145	145
Impairment loss - abandoned development costs	—	—	—	(449)
Adjustments to EBITDAre, net	2,424	4,924	4,521	7,597
Adjusted EBITDAre, excluding noncontrolling interest	$15,323	$(46,999)	$665	$(32,858)

Adjusted EBITDAre, excluding noncontrolling interest increased $62.3 million, or 132.6%, in the second quarter of 2021 as compared to the same period in 2020, and $33.5 million, or 102.0% in the first six months of 2021 as compared to the same period in 2020 primarily due to the following:

●	For the second quarter and first six months of 2021, Adjusted EBITDAre at the 17 Hotels increased $52.3 million, or 142.7%, and $14.6 million, or 103.7%, respectively, as compared to the same periods in 2020. COVID-19-related wages and benefits for furloughed or laid off hotel employees totaled expenses of $0.1 million and $6.9 million in the second quarters of 2021 and 2020, respectively, and a credit of $0.6 million and an expense of $14.8 million in the first six months of 2021 and 2020, respectively. COVID-19-related wages and benefits for furloughed or laid off hotel employees include Tax Credits received by our hotels totaling $0.3 million and $1.2 million for the three and six months ended June 30, 2021, respectively, with no corresponding Tax Credits received by our hotels in the same periods in 2020. In addition, Adjusted EBITDAre in the second quarters of 2021 and 2020 includes $3.1 million and $2.4 million, respectively, in reimbursements to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement. For the first six months of 2021 and 2020, Adjusted EBITDAre includes $7.1 million and $2.4 million, respectively, in reimbursements to offset net losses at the Hyatt Regency San Francisco.
●	The Montage Healdsburg caused Adjusted EBITDAre to increase by $1.6 million.
●	The Three Disposed Hotels recorded net negative Adjusted EBITDAre of $7.4 million and $11.6 million in the second quarter and first six months of 2020. The Company recorded $0.6 million and $2.8 million in COVID-19-related expenses for the Three Disposed Hotels during the second quarter and first six months of 2020, respectively, consisting of additional wages and benefits for furloughed or laid off hotel employees.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of contract intangibles: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and liabilities: we exclude the amortization of our real estate right-of-use assets and liabilities, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligation. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net loss to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(27,918)	$(117,500)	$(83,205)	$(280,019)
Preferred stock dividends and redemption charge	(7,795)	(3,207)	(11,002)	(6,414)
Operations held for investment:
Real estate depreciation and amortization	32,104	33,917	62,247	70,039
Loss on sale of assets	—	—	70	—
Impairment losses - hotel properties	—	18,100	—	131,164
Noncontrolling interest:
Loss from consolidated joint venture attributable to noncontrolling interest	596	2,162	2,571	2,620
Real estate depreciation and amortization	(806)	(806)	(1,616)	(1,610)
FFO attributable to common stockholders	(3,819)	(67,334)	(30,935)	(84,220)

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	77	72	162	218
Noncash interest on derivatives, net	(709)	216	(1,578)	6,296
Property-level severance	—	1,113	—	1,113
Gain on extinguishment of debt	(88)	—	(310)	—
Prior year property tax adjustments, net	(1,162)	307	(1,989)	226
Preferred stock redemption charge	4,016	—	4,016	—
Impairment loss - abandoned development costs	—	—	—	2,302
Noncash income tax provision, net	—	—	—	7,415
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	73	73	145	145
Noncash interest on derivatives, net	—	(26)	—	(26)
Impairment loss - abandoned development costs	—	—	—	(449)
Adjustments to FFO attributable to common stockholders, net	2,207	1,755	446	17,240
Adjusted FFO attributable to common stockholders	$(1,612)	$(65,579)	$(30,489)	$(66,980)

Adjusted FFO attributable to common stockholders increased $64.0 million, or 97.5%, and $36.5 million, or 54.5%, in the second quarter of 2021 and first six months of 2021, respectively, as compared to the same periods in 2020 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel disposition deposits, our credit facility, issuances of both common and preferred stock and contributions from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, a redemption of our preferred stock, repayments of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $13.9 million and $34.9 million for the six months ended June 30, 2021 and 2020, respectively. The net decrease in cash used in operating activities during the first six months of 2021 as compared to the same period in 2020 was primarily due to the resumption in operations at the majority of our hotels during the first six months of 2021, combined with an increase in travel demand during the first half of 2021 as compared to the same period in 2020.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first six months of 2021 as compared to the first six months of 2020 was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Disposition deposit	$—	$3,500
Acquisition of hotel properties and other assets	(195,646)	(1,346)
Renovations and additions to hotel properties and other assets	(16,785)	(32,849)
Payment for interest rate derivative	—	(111)
Net cash used in investing activities	$(212,431)	$(30,806)

During the first six months of 2021, we paid $195.6 million to acquire the Montage Healdsburg, including closing costs and prorations, and invested $16.8 million for renovations and additions to our portfolio and other assets.

During the first six months of 2020, we received a nonrefundable deposit of $3.5 million from the buyer of the Renaissance Harborplace, which we sold in July 2020. This cash inflow was offset as we paid $1.3 million to purchase additional wet boat and dry boat slips at the Oceans Edge Resort & Marina, invested $32.8 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash provided by (used in) financing activities during the first six months of 2021 as compared to the first six months of 2020 was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Proceeds from preferred stock offerings	$115,000	$—
Payment of preferred stock offering costs	(3,943)	—
Redemption of preferred stock	(115,000)	—
Proceeds from common stock offerings	38,443	—
Payment of common stock offering costs	(784)	—
Repurchases of outstanding common stock	—	(103,894)
Repurchases of common stock for employee tax obligations	(4,877)	(3,992)
Proceeds from credit facility	—	300,000
Payment on credit facility	—	(250,000)
Payments on notes payable	(1,642)	(3,616)
Dividends and distributions paid	(7,969)	(149,856)
Distributions to noncontrolling interest	—	(2,000)
Contributions from noncontrolling interest	1,375	500
Net cash provided by (used in) financing activities	$20,603	$(212,858)

During the first six months of 2021, we received gross proceeds of $115.0 million from the issuance of 4,600,000 shares of our Series H preferred stock, and paid a total of $3.9 million in offering costs on our Series G preferred stock and Series H preferred stock. We used the proceeds received from our Series H preferred stock issuance to redeem in full all 4,600,000 shares of our Series E preferred stock. In addition, we received gross proceeds of $38.4 million from the issuance of 2,913,682 shares of our common stock under our ATM Program, and paid $0.8 million in related offering costs. We also received a $1.4 million contribution from our joint venture partner. These net cash inflows were partially offset as we paid the following: $4.9 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $1.6 million in principal payments on our notes payable; and $8.0 million in dividends to our preferred stockholders.

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

Future. While operations are beginning to improve, we believe the ongoing effects of the COVID-19 pandemic and the recent economic downturn on our operations will continue to have a material negative impact on our financial results and liquidity through at least the third quarter of 2021. As previously noted, operations continue to be suspended at one of the 18 Hotels, with the remainder operating at reduced, albeit increasing, capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that the capital markets will be available to us in the future on favorable terms or at all.

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

In April 2021, we acquired the Montage Healdsburg for $265.0 million. We funded the acquisition with $198.8 million of cash on hand and through the issuance of 2,650,000 shares of our Series G preferred stock with an aggregate liquidation preference of $66.3 million. The Series G preferred stock, which is callable at the liquidation preference plus accrued and unpaid dividends by us at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on our investment in the hotel. The Series G preferred stock is not convertible into any other security.

In May 2021, we issued 4,600,000 shares of our 6.125% Series H preferred stock for gross proceeds of $115.0 million. The Series H preferred stock has a redemption price of $25.00 per share, and can be redeemed by us on or after May 24, 2026. We used the proceeds received from this issuance to redeem all 4,600,000 shares of our 6.950% Series E preferred stock. Because the redemption of the Series E preferred stock was a redemption in full, trading of the Series E preferred stock on the New York Stock Exchange ceased on the June 11, 2021 redemption date.

In June 2021, we utilized our February 2017 ATM Program to issue 2,913,682 shares of our common stock for gross proceeds of $38.4 million, leaving $137.0 million available for sale under the February 2017 ATM Program.

In July 2021, we issued 4,000,000 shares of our 5.70% Series I Cumulative Redeemable Preferred Stock (the “Series I preferred stock”) for gross proceeds of $100.0 million. The Series I preferred stock has a redemption price of $25.00 per share, and can be redeemed by us on or after July 16, 2026. We expect to use $75.0 million of the proceeds received from this issuance to redeem all 3,000,000 shares of our 6.450% Series F preferred stock in August 2021.

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

Cash Balance. As of June 30, 2021, our unrestricted cash balance was $162.9 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at the 18 Hotels are either reduced or temporarily suspended.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans in January 2021, and at the Hilton San Diego Bayfront in May 2021. As of June 30, 2021, only a nominal amount of excess cash was held in lockbox accounts for the benefit of the lenders and included in restricted cash on our consolidated balance sheet. The cash trap provisions triggered on these three loans will remain until the hotels reach profitability levels that terminate the cash traps.

Debt. As of June 30, 2021, we had $746.3 million of consolidated debt, $210.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2021, we have no amount outstanding on the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the credit facility agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions. In July 2021, we amended our unsecured debt agreements, which removed certain restrictions in place during the covenant waiver period, which period ends March 31, 2022. The restrictions removed include the limitation on the aggregate value of unencumbered hotel acquisitions we can complete and, provided that an event of default has not occurred, the requirement to prepay our unsecured debt using net proceeds received from asset sales or equity issuances.

Due to COVID-19’s expected negative impact on our operations through at least the third quarter of 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2022. As noted above, due to COVID-19, operations continue to be suspended at one of the 18 Hotels, with the remainder operating at reduced, albeit increasing, capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

As of June 30, 2021, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the floating interest rate at 6.0% until December 2021. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of June 30, 2021, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 15 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 15 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; Renaissance Westchester; The Bidwell Marriott Portland; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of June 30, 2021 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$746,303	$3,375	$412,173	$215,755	$115,000
Interest obligations on notes payable (2)	103,446	29,425	40,732	22,272	11,017
Finance lease obligation, including imputed interest	107,311	1,403	2,806	2,806	100,296
Operating lease obligations, including imputed interest (3)	39,204	6,882	13,926	11,483	6,913
Construction commitments	36,495	36,495	—	—	—
Employment obligations	2,277	2,277	—	—	—
Total	$1,035,036	$79,857	$469,637	$252,316	$233,226
(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which matures in December 2021 with two remaining one-year options to extend. We intend to exercise the remaining two one-year options to extend the maturity to December 2023.
(2)	Interest on our variable rate debt is calculated based on the variable rate at June 30, 2021, and includes the effect of our interest rate derivative agreements. Interest on our unsecured debt is calculated based on a return to the original contracted interest rates once the covenant waiver period ends on March 31, 2022.
(3)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $16.8 million in our portfolio and other assets during the first six months of 2021. As of June 30, 2021, we have contractual construction commitments totaling $36.5 million for ongoing renovations. As noted above, in light of the COVID-19 pandemic, we elected to conserve cash by deferring a portion of our planned 2020 and 2021 non-essential capital improvements into our portfolio. In February 2021, however, we entered into an agreement with Marriott to rebrand the Renaissance Washington DC to The Westin Washington DC, upon substantial completion of a repositioning of the hotel. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of June 30, 2021, our balance sheet includes restricted cash of $31.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 18 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 pandemic, some of our third-party managers have suspended the requirement to fund into the FF&E reserves throughout 2021. Additionally, some of our third-party managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West, New Orleans and Orlando, the second quarter is strong for the Mid-Atlantic business hotels and the fourth quarter is strong for Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including the COVID-19 pandemic, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

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

As of June 30, 2021, 70.5% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at June 30, 2021. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at June 30, 2021.

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

(c)Issuer Purchases of Equity Securities

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

In May 2021, the Company withheld 108,905 shares of its restricted common stock at an average market value of $12.49 per share, and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to an employee.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2021 - April 30, 2021	—	$—	—	$500,000,000
May 1, 2021 - May 31, 2021	108,905	$12.49	—	$500,000,000
June 1, 2021 - June 30, 2021	—	$—	—	$500,000,000
Total	108,905	$12.49	—	$500,000,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

3.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021.

3.7	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021.

3.8	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 4, 2021	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)