Form 10-Q
period 2021-09-30
Sunstone Hotel Investors, Inc.
filed 2021-11-04
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, there were 219,333,783 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,487	$368,406
Restricted cash	42,124	47,733
Accounts receivable, net	28,349	8,566
Prepaid expenses and other current assets	18,512	10,440
Assets held for sale, net	13,759	—
Total current assets	282,231	435,145
Investment in hotel properties, net	2,669,169	2,461,498
Finance lease right-of-use asset, net	45,079	46,182
Operating lease right-of-use assets, net	23,971	26,093
Deferred financing costs, net	2,928	4,354
Other assets, net	11,217	12,445
Total assets	$3,034,595	$2,985,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,740	$37,326
Accrued payroll and employee benefits	18,057	15,392
Dividends and distributions payable	3,112	3,208
Other current liabilities	57,129	32,606
Current portion of notes payable, net	87,396	2,261
Liabilities of assets held for sale	5,490	—
Total current liabilities	219,924	90,793
Notes payable, less current portion, net	655,713	742,528
Finance lease obligation, less current portion	15,568	15,569
Operating lease obligations, less current portion	26,432	29,954
Other liabilities	14,495	17,494
Total liabilities	932,132	896,338
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, zero shares and 4,600,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	—	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, zero shares and 3,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	—	75,000
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	66,250	—
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	115,000	—
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, stated at liquidation preference of $25.00 per share	100,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 219,333,783 shares issued and outstanding at September 30, 2021 and 215,593,401 shares issued and outstanding at December 31, 2020	2,193	2,156
Additional paid in capital	2,629,148	2,586,108
Retained earnings	810,075	913,766
Cumulative dividends and distributions	(1,660,675)	(1,643,386)
Total stockholders’ equity	2,061,991	2,048,644
Noncontrolling interest in consolidated joint venture	40,472	40,735
Total equity	2,102,463	2,089,379
Total liabilities and equity	$3,034,595	$2,985,717

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Room	$118,061	$16,266	$236,877	$147,535
Food and beverage	27,338	2,109	47,547	50,312
Other operating	22,022	10,535	50,840	32,699
Total revenues	167,421	28,910	335,264	230,546
OPERATING EXPENSES
Room	32,106	13,715	66,692	65,037
Food and beverage	27,440	7,748	49,088	54,533
Other operating	4,643	1,295	9,934	6,283
Advertising and promotion	8,883	3,895	20,800	20,447
Repairs and maintenance	10,001	6,075	22,678	21,499
Utilities	6,164	4,170	14,998	13,238
Franchise costs	4,181	663	7,468	6,337
Property tax, ground lease and insurance	17,528	20,800	47,821	59,975
Other property-level expenses	21,633	9,528	48,177	47,109
Corporate overhead	15,422	6,582	32,066	22,414
Depreciation and amortization	32,585	33,005	96,084	104,290
Impairment losses	1,014	—	1,014	133,466
Total operating expenses	181,600	107,476	416,820	554,628
Interest and other income (loss)	2	139	(356)	2,751
Interest expense	(7,983)	(12,742)	(23,697)	(43,199)
Gain on sale of assets	—	189	—	189
Gain (loss) on extinguishment of debt	61	(210)	371	(210)
Loss before income taxes	(22,099)	(91,190)	(105,238)	(364,551)
Income tax (provision) benefit, net	(25)	83	(91)	(6,575)
NET LOSS	(22,124)	(91,107)	(105,329)	(371,126)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(933)	1,816	1,638	4,436
Preferred stock dividends and redemption charges	(6,287)	(3,208)	(17,289)	(9,622)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,344)	$(92,499)	$(120,980)	$(376,312)

Basic and diluted per share amounts:
Basic and diluted loss attributable to common stockholders per common share	$(0.13)	$(0.43)	$(0.56)	$(1.74)
Basic and diluted weighted average common shares outstanding	217,709	214,257	215,765	216,498

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2020 (audited)	7,600,000	$190,000	215,593,401	$2,156	$2,586,108	$913,766	$(1,643,386)	$40,735	$2,089,379
Amortization of deferred stock compensation	—	—	—	—	2,869	—	—	—	2,869
Issuance of restricted common stock, net	—	—	581,683	6	(3,522)	—	—	—	(3,516)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,375	1,375
Net loss	—	—	—	—	—	(53,312)	—	(1,975)	(55,287)
Balance at March 31, 2021	7,600,000	190,000	216,175,084	2,162	2,585,455	860,454	(1,646,593)	40,135	2,031,613
Amortization of deferred stock compensation	—	—	—	—	4,784	—	—	—	4,784
Repurchase of common stock for employee tax obligations net of restricted common stock issued	—	—	(45,661)	(1)	(1,360)	—	—	—	(1,361)
Net proceeds from issuance of common stock	—	—	2,913,682	29	37,630	—	—	—	37,659
Net issuance of Series G preferred stock in connection with hotel acquisition	2,650,000	66,250	—	—	(142)	—	—	—	66,108
Net proceeds from issuance of Series H preferred stock	4,600,000	115,000	—	—	(3,801)	—	—	—	111,199
Redemption of Series E preferred stock	(4,600,000)	(115,000)	—	—	4,016	—	(4,016)	—	(115,000)
Series E preferred stock dividends at $0.337847 per share through redemption date	—	—	—	—	—	—	(1,554)	—	(1,554)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Series G preferred stock dividends and dividends payable at $0.110259 per share	—	—	—	—	—	—	(292)	—	(292)
Series H preferred stock dividends and dividends payable at $0.157378 per share	—	—	—	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	—	(27,322)	—	(596)	(27,918)
Balance at June 30, 2021	10,250,000	$256,250	219,043,105	$2,190	$2,626,582	$833,132	$(1,654,388)	$39,539	$2,103,305
Amortization of deferred stock compensation	—	—	—	—	3,289	—	—	—	3,289
Issuance of restricted common stock	—	—	526,084	5	(5)	—	—	—	—
Forfeiture of restricted common stock	—	—	(235,406)	(2)	2	—	—	—	—
Net proceeds from issuance of Series I preferred stock	4,000,000	100,000	—	—	(3,344)	—	—	—	96,656
Redemption of Series F preferred stock	(3,000,000)	(75,000)	—	—	2,624	—	(2,624)	—	(75,000)
Series F preferred stock dividends at $0.183646 per share through redemption date	—	—	—	—	—	—	(551)	—	(551)
Series G preferred stock dividends and dividends payable at $0.061713 per share	—	—	—	—	—	—	(164)	—	(164)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.296875 per share	—	—	—	—	—	—	(1,187)	—	(1,187)
Net (loss) income	—	—	—	—	—	(23,057)	—	933	(22,124)
Balance at September 30, 2021	11,250,000	$281,250	219,333,783	$2,193	$2,629,148	$810,075	$(1,660,675)	$40,472	$2,102,463

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2019 (audited)	7,600,000	$190,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071
Amortization of deferred stock compensation	—	—	—	—	2,324	—	—	—	2,324
Issuance of restricted common stock, net	—	—	456,219	4	(3,996)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	(355)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,000)	(2,000)
Repurchases of outstanding common stock	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	(162,061)	—	(458)	(162,519)
Balance at March 31, 2020	7,600,000	190,000	215,541,134	2,155	2,578,445	1,156,394	(1,633,763)	43,775	2,337,006
Amortization of deferred stock compensation	—	—	—	—	3,193	—	—	—	3,193
Issuance of restricted common stock	—	—	94,416	1	(1)	—	—	—	—
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	500	500
Net loss	—	—	—	—	—	(115,338)	—	(2,162)	(117,500)
Balance at June 30, 2020	7,600,000	$190,000	215,635,550	$2,156	$2,581,637	$1,041,056	$(1,636,970)	$42,113	$2,219,992
Amortization of deferred stock compensation	—	—	—	—	2,368	—	—	—	2,368
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,210)	—	(1,210)
Net loss	—	—	—	—	—	(89,291)	—	(1,816)	(91,107)
Balance at September 30, 2020	7,600,000	$190,000	215,635,550	$2,156	$2,584,005	$951,765	$(1,640,178)	$40,297	$2,128,045

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,329)	$(371,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	322	305
Loss (gain) on sale of assets	82	(189)
(Gain) loss on extinguishment of debt	(371)	210
Noncash interest on derivatives	(2,194)	5,534
Depreciation	96,053	104,259
Amortization of franchise fees and other intangibles	31	31
Amortization of deferred financing costs	2,207	2,288
Amortization of deferred stock compensation	10,576	7,509
Impairment losses	1,014	133,466
Deferred income taxes, net	—	7,415
Changes in operating assets and liabilities:
Accounts receivable	(20,241)	30,173
Prepaid expenses and other assets	(3,228)	75
Accounts payable and other liabilities	23,403	2,923
Accrued payroll and employee benefits	7,083	(9,255)
Operating lease right-of-use assets and obligations	(1,004)	(923)
Net cash provided by (used in) operating activities	8,404	(87,305)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	76,855
Acquisition and disposition deposits, net	(3,900)	—
Acquisition of hotel properties and other assets	(195,706)	(1,398)
Renovations and additions to hotel properties and other assets	(41,910)	(44,043)
Payment for interest rate derivative	(80)	(111)
Net cash (used in) provided by investing activities	(241,596)	31,303
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	215,000	—
Payment of preferred stock offering costs	(7,287)	—
Redemptions of preferred stock	(190,000)	—
Proceeds from common stock offerings	38,443	—
Payment of common stock offering costs	(784)	—
Repurchases of outstanding common stock	—	(103,894)
Repurchases of common stock for employee tax obligations	(4,877)	(3,992)
Proceeds from credit facility	—	300,000
Payments on credit facility	—	(300,000)
Payments on notes payable	(2,461)	(40,190)
Payments of deferred financing costs	—	(2,698)
Dividends and distributions paid	(10,745)	(153,063)
Distributions to noncontrolling interest	—	(2,000)
Contributions from noncontrolling interest	1,375	500
Net cash provided by (used in) financing activities	38,664	(305,337)
Net decrease in cash and cash equivalents and restricted cash	(194,528)	(361,339)
Cash and cash equivalents and restricted cash, beginning of period	416,139	864,973
Cash and cash equivalents and restricted cash, end of period	$221,611	$503,634

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	September 30,
	2021	2020
Cash and cash equivalents	$179,487	$461,288
Restricted cash	42,124	42,346
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$221,611	$503,634

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$26,629	$34,118
Cash paid for income taxes, net	$45	$18
Operating cash flows used for operating leases	$5,077	$4,923

Changes in operating lease right-of-use assets	$2,804	$2,606
Changes in operating lease obligations	(3,808)	(3,529)
Changes in operating lease right-of-use assets and lease obligations, net	$(1,004)	$(923)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Nine Months Ended September 30,
	2021	2020
Accrued renovations and additions to hotel properties and other assets	$9,932	$7,195
Issuance of preferred stock in connection with hotel acquisition	$66,250	$—
Preferred stock redemption charges	$6,640	$—
Amortization of deferred stock compensation — construction activities	$366	$376
Dividends and distributions payable	$3,112	$3,208

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

As of September 30, 2021, the Company had interests in 18 hotels, one of which was considered held for sale, leaving 17 hotels (the “17 Hotels”) currently held for investment. The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Crestline Hotels & Resorts	2
Highgate Hotels L.P. and an affiliate	2	(1)
Hilton Worldwide	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Montage North America, LLC	1
Singh Hospitality, LLC	1

Total hotels owned as of September 30, 2021	18
(1)	The Renaissance Westchester was considered held for sale as of September 30, 2021, and subsequently sold on October 15, 2021 (see Note 13).

COVID-19 Impact

In March 2020, the novel coronavirus (“COVID-19”) pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, the Company determined that it was in the best interest of its hotel employees and the communities in which its hotels operate to temporarily suspend operations at 14 of the Company’s hotels. As of September 30, 2021, all of the Company’s hotels were open and operating except the Renaissance Westchester (see Note 13).

During the first nine months of 2021, leisure demand was the dominant source of business at many of the Company’s hotels, while business transient demand and group demand both improved as compared to 2020, but remained well below pre-pandemic levels. The Company believes that the return of traditional business transient and group business will ultimately depend on the speed of vaccine distribution, the management and control of COVID-19 and its variants, including the Delta variant, and the degree and speed to which business returns. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented, and the Company has limited visibility to predict future operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 12, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The following table sets forth the computation of basic and diluted loss per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,124)	$(91,107)	$(105,329)	$(371,126)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(933)	1,816	1,638	4,436
Preferred stock dividends and redemption charges	(6,287)	(3,208)	(17,289)	(9,622)
Distributions paid on unvested restricted stock compensation	—	—	—	(69)
Numerator for basic and diluted loss attributable to common stockholders	$(29,344)	$(92,499)	$(120,980)	$(376,381)
Denominator:
Weighted average basic and diluted common shares outstanding	217,709	214,257	215,765	216,498
Basic and diluted loss attributable to common stockholders per common share	$(0.13)	$(0.43)	$(0.56)	$(1.74)

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2021 and 2020, as their inclusion would have been anti-dilutive.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest, seasonality, capital replacements, ground leases, property taxes and hotel-generated cash that is held in accounts for the benefit of lenders. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders, ground lessors and/or hotel managers. At times, restricted cash also includes earnest money either paid to a seller or potential seller of a hotel or received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until either the purchase or sale is completed or subject to the terms of the related purchase and sale agreement. In addition, restricted cash as of September 30, 2021 and December 31, 2020 includes $10.6 million and $11.6 million, respectively, held in escrow related to certain current and potential employee-related obligations in accordance with the assignment-in-lieu agreement between the Company and the mortgage holder of one of the Company’s former hotels (see Note 12).

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. In September 2021, the Company recognized a $1.0 million impairment loss on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel (see Note 12).

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating lease ROU assets were impaired during the nine months ended September 30, 2021.

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

At both September 30, 2021 and December 31, 2020, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Trade receivables, net (1)	$13,596	$8,110
Contract liabilities (2)	$36,316	$16,815
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three and nine months ended September 30, 2021, the Company recognized approximately $0.2 million and $1.3 million, respectively, in revenue related to its outstanding contract liabilities. During the three and nine months ended September 30, 2020, the Company recognized zero and approximately $10.2 million, respectively, in revenue related to its outstanding contract liabilities.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Land	$609,078	$571,212
Buildings and improvements	2,723,520	2,523,750
Furniture, fixtures and equipment	452,294	431,918
Intangible assets	34,952	21,192
Franchise fees	654	743
Construction in progress	44,736	15,831
Investment in hotel properties, gross	3,865,234	3,564,646
Accumulated depreciation and amortization	(1,196,065)	(1,103,148)
Investment in hotel properties, net	$2,669,169	$2,461,498

In April 2021, the Company purchased the fee simple interest in the newly-developed 130-room Montage Healdsburg, California for $265.0 million, excluding acquisition costs and prorations. The acquisition was funded through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.3 million (see Note 10), as well as cash on hand.

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

4. Disposal

The Company classified the Renaissance Westchester as held for sale at September 30, 2021, and subsequently sold the hotel in October 2021 (see Note 13). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

The Company classified the assets and liabilities of the Renaissance Westchester as held for sale at September 30, 2021 as follows (in thousands):

	September 30,
	2021
Prepaid expenses and other current assets	$372
Investment in hotel properties, net	13,321
Other assets, net	66
Assets held for sale, net	$13,759

Accounts payable and accrued expenses	$135
Accrued payroll and employee benefits	5,071	(1)
Other current liabilities	284
Liabilities of assets held for sale	$5,490
(1)	Accrued payroll and employee benefits includes severance of $4.6 million.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2021 and December 31, 2020, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2021 and December 31, 2020, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2021 (unaudited):
Interest rate cap derivatives	$—	$—	$—	$—
Total assets measured at fair value at September 30, 2021	$—	$—	$—	$—

December 31, 2020:
Renaissance Westchester (1)	$14,125	$—	$14,125	$—
Interest rate cap derivative	—	—	—	—
Total assets measured at fair value at December 31, 2020	$14,125	$—	$14,125	$—
(1)	The fair market value of the Renaissance Westchester is included in investment in hotel properties, net on the Company’s consolidated balance sheet at December 31, 2020.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2021 (unaudited):
Interest rate swap derivatives	$3,436	$—	$3,436	$—
Total liabilities measured at fair value at September 30, 2021	$3,436	$—	$3,436	$—

December 31, 2020:
Interest rate swap derivatives	$5,710	$—	$5,710	$—
Total liabilities measured at fair value at December 31, 2020	$5,710	$—	$5,710	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2021 (unaudited) and December 31, 2020 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2021	2020
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	$220,000	$—	$—
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2021	December 15, 2022	$220,000	—	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(1,169)	(2,100)
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(2,267)	(3,610)
							$(3,436)	$(5,710)
(1)	The fair values of the cap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both September 30, 2021 and December 31, 2020. The fair value of the $85.0 million swap agreement is included in other current liabilities on the accompanying consolidated balance sheets as of September 30, 2021 and in other liabilities as of December 31, 2020. The fair value of the $100.0 million swap agreement is included in other liabilities on the accompanying consolidated balance sheets as of both September 30, 2021 and December 31, 2020.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and nine months ended September 30, 2021 and 2020 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Noncash interest on derivatives	$(616)	$(762)	$(2,194)	$5,534

Fair Value of Debt

As of September 30, 2021 and December 31, 2020, 70.5% and 70.6%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2021 (unaudited) and December 31, 2020 were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$745,484	$721,862	$747,945	$715,042

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Property and equipment, net	$6,022	$6,767
Deferred rent on straight-lined third-party tenant leases	2,988	2,819
Other receivables	1,840	2,633
Other	367	226
Total other assets, net	$11,217	$12,445

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 4.15%; maturing at dates ranging from December 11, 2024 through January 6, 2025. The notes are collateralized by first deeds of trust on two hotel properties at both September 30, 2021 and December 31, 2020.	$135,484	$137,945
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points, resulting in effective interest rates of 1.147% and 1.192% at September 30, 2021 and December 31, 2020, respectively; maturity on December 9, 2021 with notice provided to the lender of intent to exercise second available one-year extension; an additional one-year option to extend remains, which the Company also intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941%. Matures on September 3, 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.203%. Matures on January 31, 2023.	100,000	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	90,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04%. Matures on January 10, 2028.	115,000	115,000
Total notes payable	$745,484	$747,945

Current portion of notes payable	$88,410	$3,305
Less: current portion of deferred financing costs	(1,014)	(1,044)
Carrying value of current portion of notes payable	$87,396	$2,261

Notes payable, less current portion	$657,074	$744,640
Less: long-term portion of deferred financing costs	(1,361)	(2,112)
Carrying value of notes payable, less current portion	$655,713	$742,528

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans in January 2021 and at the Hilton San Diego Bayfront in May 2021. As of September 30, 2021, a nominal amount of excess cash was held in lockbox accounts for the benefit of the lenders and included in restricted cash on the accompanying consolidated balance sheet. The cash trap provisions triggered on these three loans will remain until the hotels reach profitability levels that terminate the cash traps.

As of September 30, 2021, the Company had no amount outstanding on the revolving portion of its credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the revolving portion of the credit facility may be subject to the Company’s compliance with various financial covenants on its secured and unsecured debt.

The Company is subject to various financial covenants on its secured and unsecured debt. In July and December 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Among other provisions, the Unsecured Debt Amendments include a waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022. In July 2021, the Company amended its Unsecured Debt Amendments, which removed certain restrictions in place during the covenant waiver period ending March 31, 2022. The restrictions removed include the limitation on the aggregate value of unencumbered hotel acquisitions the Company can complete and, provided that an event of default has not occurred, the requirement to prepay the Company’s unsecured debt using net proceeds received from asset sales or equity issuances.

The Company can elect to terminate the covenant relief period early, subject to the achievement of the original financial covenants at the end of any quarterly measurement period.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on debt and finance lease obligation	$7,864	$12,612	$23,684	$35,377
Noncash interest on derivatives	(616)	(762)	(2,194)	5,534
Amortization of deferred financing costs	735	892	2,207	2,288
Total interest expense	$7,983	$12,742	$23,697	$43,199

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Property, sales and use taxes payable	$16,798	$10,134
Accrued interest	3,965	6,914
Advance deposits	31,429	13,341
Interest rate swap derivative	1,169	—
Management fees payable	655	169
Other	3,113	2,048
Total other current liabilities	$57,129	$32,606

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Deferred revenue	$9,106	$7,911
Interest rate swap derivative	2,267	5,710
Other	3,122	3,873
Total other liabilities	$14,495	$17,494

9. Leases

The Company has both finance and operating leases for ground, building, office, equipment and airspace leases, maturing in dates ranging from 2025 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Finance Lease:
Right-of-use asset, gross (buildings and improvements)	$58,799	$58,799
Accumulated amortization	(13,720)	(12,617)
Right-of-use asset, net	$45,079	$46,182

Accounts payable and accrued expenses	$1	$1
Lease obligation, less current portion	15,568	15,569
Total lease obligation	$15,569	$15,570

Remaining lease term	76 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net	$23,971	$26,093

Accounts payable and accrued expenses	$5,424	$5,028
Lease obligations, less current portion	26,432	29,954
Total lease obligations	$31,856	$34,982

Weighted average remaining lease term, including reasonably certain extension options (1)	6 years
Weighted average discount rate	5.1%
(1)	The weighted average remaining term including all available extension options is approximately 33 years.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$368	$368	$1,103	$1,103
Interest on lease obligation	351	351	1,053	1,053
Operating lease cost	1,382	2,681	4,068	6,751
Variable lease cost (1)	—	15	13	39
Total lease cost	$2,101	$3,415	$6,237	$8,946
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

10. Stockholders’ Equity

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

Series F Cumulative Redeemable Preferred Stock

In August 2021, the Company redeemed all 3,000,000 shares of its 6.45% Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. An additional redemption charge of $2.6 million was recognized related to the original issuance costs of the Series F preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series F preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series F preferred stock was a redemption in full, trading of the Series F preferred stock on the New York Stock Exchange ceased on the August 12, 2021 redemption date.

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

Series H Cumulative Redeemable Preferred Stock

In May 2021, the Company issued 4,600,000 shares of its 6.125% Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) with a liquidation preference of $25.00. On or after May 24, 2026, the Series H preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series H preferred stock, the Company may at its option redeem the Series H preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. If the Company chooses not to redeem the Series H preferred stock upon the occurrence of a change of control, holders of the Series H preferred stock may convert their preferred shares into shares of the Company’s common stock.

Series I Cumulative Redeemable Preferred Stock

In July 2021, the Company issued 4,000,000 shares of its 5.70% Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”) with a liquidation preference of $25.00. On or after July 16, 2026, the Series I preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series I preferred stock, the Company may at its option redeem the Series I preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. If the Company chooses not to redeem the Series I preferred stock upon the occurrence of a change of control, holders of the Series I preferred stock may convert their preferred shares into shares of the Company’s common stock.

Common Stock

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. As of September 30, 2021, the Company has not repurchased any common or preferred stock under the 2021 stock repurchase program. The redemptions of the Series E preferred stock and the Series F preferred stock in June 2021 and August 2021, respectively, were completed through separate authorizations by the Company’s board of directors, leaving $500.0 million remaining for repurchase under the 2021 stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs, restrictions under its various financing agreements and the price of the Company’s common and preferred stock.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three and nine months ended September 30, 2021 and 2020 were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense, including forfeitures (1)	$3,165	$2,238	$10,576	$7,509

Capitalized compensation cost (2)	$124	$130	$366	$376
(1)	In September 2021, the Company recognized $1.1 million in amortization of deferred stock compensation expense related to the departure of its former Chief Executive Officer.
(2)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

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

Total basic and incentive management fees incurred by the Company during the three and nine months ended September 30, 2021 and 2020 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic management fees	$4,391	$624	$8,767	$6,179
Incentive management fees	687	—	687	—
Total basic and incentive management fees	$5,078	$624	$9,454	$6,179

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

Total license and franchise fees incurred by the Company during the three and nine months ended September 30, 2021 and 2020 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Franchise assessments (1)	$3,241	$555	$5,961	$5,349
Franchise royalties (2)	940	108	1,507	988
Total franchise costs	$4,181	$663	$7,468	$6,337
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At September 30, 2021, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2021 totaled $68.6 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of September 30, 2021, 13 of the 17 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	32%	34%
Florida	2	11%	16%
Hawaii	1	6%	21%
Illinois	3	13%	5%
Massachusetts	2	17%	11%

Hurricane Ida

During the third quarter of 2021, the Company’s New Orleans hotels were impacted to varying degrees by Hurricane Ida. While both hotels remained open during the storm, they sustained wind-driven damage, rain infiltration and water damage. The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. The Company is working with its insurers to identify and settle a property damage claim at the Hilton New Orleans St. Charles for portions of the costs related to Hurricane Ida. The Company may also pursue a business interruption insurance claim at the Hilton New Orleans St. Charles. Currently, the Company anticipates that the cost to restore damages at the JW Marriott New Orleans will not exceed the hotel’s deductible. During the third quarter of 2021, the Company incurred Hurricane Ida-related restoration expense of $1.2 million at the Hilton New Orleans St. Charles and $0.4 million at the JW Marriott New Orleans, both of which are included in repairs and maintenance expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021. In addition, the Company wrote-off $1.0 million in assets at the Hilton New Orleans St. Charles due to Hurricane Ida-related damage, which is included in impairment losses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021. The Company may incur additional Hurricane Ida-related expenses at both New Orleans hotels in the future, which may exceed the hotels’ deductibles. Any additional expenses will be recognized as incurred and any business interruption recovery will not be recognized until a final settlement has been reached with the Company’s insurers.

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), which was included in restricted cash on the accompanying consolidated balance sheet at December 31, 2020. During the first nine months of 2021, $0.6 million of the potential obligation was paid to the hotel’s employees. In addition, the potential obligation was reassessed at September 30, 2021, resulting in a gain on extinguishment of debt of $0.1 million and $0.4 million recognized during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $10.6 million remains in restricted cash on the accompanying consolidated balance sheet, which will continue to be held in escrow until the potential obligation is resolved. Other current liabilities on the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020, included the potential obligation balances of $10.6 million and $11.6 million, respectively.

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

At September 30, 2021, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2021.

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

13. Subsequent Events

On October 15, 2021, the Company sold the Renaissance Westchester for a gross sale price of $18.8 million, excluding closing costs.

On October 7, 2021, the Company made a non-refundable deposit of earnest money in connection with its agreement to acquire the fee-simple interest in the 85-room Four Seasons Resort Napa Valley. The newly constructed luxury resort recently opened in October 2021, and will be acquired for a gross purchase price of $177.5 million. The acquisition includes nearly 4.5 acres of vineyards and the Elusa Winery along with the inventory of prior wine vintages. The acquisition is expected to be funded through a combination of cash on hand and from borrowings on the Company’s currently undrawn $500.0 million revolving credit facility. The Company expects to close the transaction in the fourth quarter of 2021, but can give no assurances that the acquisition will be completed.

On October 18, 2021, the Company entered into an agreement to sell the 340-room Embassy Suites La Jolla for a contractual sale price of $226.7 million. The Company expects the sale to close during the fourth quarter of 2021, subject to customary closing conditions, but the Company can give no assurances that the disposition will be completed.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2021, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the impact the novel coronavirus (COVID-19) pandemic has on our business and the economy, as well as the response of governments and us to the pandemic, and how quickly and successfully effective vaccines and therapies are distributed and administered;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19;
●	general economic and business conditions, including a U.S. recession, trade conflicts and tariffs, regional or global economic slowdowns and any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19;
●	the need for business-related travel, including the increased use of business-related technology;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, utility costs, property and liability insurance costs, unanticipated costs such as acts of nature and their consequences and other costs that may not be offset by increased room rates;
●	the ground, building, or airspace leases for three of the 18 hotels we had interests in as of September 30, 2021;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants on our debt and preferred stock;
●	the impact on our business of potential defaults by us on our debt agreements or leases;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;
●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and
●	other events beyond our control, including climate change, natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of September 30, 2021, we had interests in 18 hotels (the “18 Hotels”), one of which was considered held for sale (the Renaissance Westchester), leaving 17 hotels currently held for investment which average 518 rooms in size. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our hotels are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

COVID-19 Impact and Response

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at 14 of our hotels. As of September 30, 2021, all of our hotels were open and operating except the Renaissance Westchester, which we subsequently sold in October 2021.

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

During the first nine months of 2021, leisure demand was the dominant source of business at many of our hotels, while business transient demand and group demand both improved as compared to 2020, but remained well below pre-pandemic levels. We believe that the return of traditional business transient and group business will ultimately depend on the speed of vaccine distribution, the management and control of COVID-19 and its variants, including the Delta variant, and the degree and speed to which business returns. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented, and we have limited visibility to predict future operations.

Year-To-Date 2021 Overview

Since our COVID-19-related occupancy low point of 1.6% in April 2020, we have experienced steady improvements in hotel demand. Following strong demand over most of the summer, leisure travel moderated in August and September 2021 due to concerns regarding the Delta variant, extreme weather conditions across the country and the beginning of the school year. As the summertime travel season ended, we began to see an improvement in business transient demand, and we expect to see increasing levels of business travel in the coming months as companies return to the office. In addition, group demand is improving as events at our hotels are increasing across our portfolio and are becoming a more meaningful contributor to occupancy. We are beginning to see events with more guests and events that take place over longer periods of time. We expect the demand recovery to extend past 2021, and we are encouraged by the recent pace of future group bookings, which leads us to believe that our portfolio will perform significantly better in 2022 and 2023.

Occupancy during the first nine months of 2021 and 2020 at the same 17 hotels we owned during this time (the “Existing Portfolio”) was as follows:

	January	February	March	April	May	June	July	August	September
2021	13.3%	22.4%	29.1%	37.8%	44.2%	48.8%	60.4%	49.0%	48.4%
2020	72.2%	78.6%	29.1%	1.6%	2.6%	3.9%	7.1%	11.4%	17.2%

Following widespread layoffs and furloughs, our hotels are hiring again; however, some of our hotels have experienced challenges recalling workers. To attract and retain talented workers, many of our hotels are holding hiring events and offering sign-on or retention bonuses. In select competitive areas, our hotels are offering increased wages in line with the market. In addition, some of our hotels have increased flexibility and benefits to help attract and retain leadership talent. While hiring improved slightly in September 2021, we expect the labor challenges will continue for the remainder of 2021 and potentially into 2022.

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

In May 2021, we issued 4,600,000 shares of our 6.125% Series H Cumulative Redeemable Preferred Stock (the “Series H preferred stock”) for gross proceeds of $115.0 million. The Series H preferred stock has a redemption price of $25.00 per share, and can be redeemed by us on or after May 24, 2026. We used the proceeds received from this issuance to redeem all 4,600,000 shares of our 6.95% Series E Cumulative Redeemable Preferred Stock (the “Series E preferred stock”). Because the redemption of the Series E preferred stock was a redemption in full, trading of the Series E preferred stock on the New York Stock Exchange ceased on the June 11, 2021 redemption date.

In June 2021, we utilized our February 2017 ATM Program to issue 2,913,682 shares of our common stock for gross proceeds of $38.4 million, leaving $137.0 million available for sale under the February 2017 ATM Program.

In July 2021, we issued 4,000,000 shares of our 5.70% Series I Cumulative Redeemable Preferred Stock (“the Series I preferred stock”) for gross proceeds of $100.0 million. The Series I preferred stock has a redemption price of $25.00 per share, and can be redeemed by us on or after July 16, 2026. We used the proceeds received from this issuance to redeem all 3,000,000 shares of our 6.45% Series F Cumulative Redeemable Preferred Stock (the “Series F preferred stock”). Because the redemption of the Series F preferred stock was a redemption in full, trading of the Series F preferred stock on the New York Stock Exchange ceased on the August 12, 2021 redemption date.

During the first nine months of 2021, we continued our temporary suspensions of both our stock repurchase program and our common stock quarterly dividend to preserve additional liquidity. In anticipation of a return to normalcy post-COVID-19, our board of directors reauthorized our existing stock repurchase program in February 2021, allowing us to acquire up to $500.0 million of our common and preferred stock. The redemptions of the Series E preferred stock and the Series F preferred stock in June 2021 and August 2021, respectively, were completed through separate authorizations by our board of directors, leaving $500.0 million remaining for repurchase under our stock repurchase program. Future repurchases, however, will depend on the effects of the COVID-19 pandemic and various other factors, including our obligations under our various financing agreements and capital needs, as well as the price of our common and preferred stock. At this time, we do not expect the need to pay a quarterly dividend on our common stock in 2021. The resumption in quarterly common dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

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

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels and is driven by occupancy and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees, net of employee retention tax credits and industry grants received by our hotels;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-offs of any development costs associated with abandoned projects or any hurricane-related property damage.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, which includes gains related to the resolution of contingencies on extinguished debt, or losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

●	Income tax (provision) benefit, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	(Income) loss from consolidated joint venture attributable to noncontrolling interest, which includes the net (income) loss attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends and redemption charges, which includes dividends accrued on our Series E preferred stock and Series F preferred stock until their redemptions in June 2021 and August 2021, respectively, as well as dividends accrued on our Series G preferred stock, Series H preferred stock and Series I preferred stock, along with any redemption charges on preferred stock redemptions made in excess of net carrying values.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the third quarter and first nine months of 2021 to the same periods in 2020 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligation that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and liabilities); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of contract intangibles; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; the noncontrolling partner’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. During 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio. Since our Existing Portfolio’s COVID-19-related occupancy low point of 1.6% in April 2020, hotel demand steadily improved to a high point of 60.4% in July 2021 as vaccination rates accelerated, travel restrictions decreased and people released their pent up desire to travel. During August and September 2021, demand at our Existing Portfolio moderated to 49.0% and 48.4%, respectively, due to concerns regarding the Delta variant, extreme weather conditions across the country and as the summertime travel season came to an end. Demand remains significantly lower than pre-COVID-19 levels. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new full-service hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2021 and 2020, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2021	2020	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$118,061	$16,266	$101,795	625.8%
Food and beverage	27,338	2,109	25,229	1,196.3%
Other operating	22,022	10,535	11,487	109.0%
Total revenues	167,421	28,910	138,511	479.1%
OPERATING EXPENSES
Hotel operating	110,946	58,361	52,585	90.1%
Other property-level expenses	21,633	9,528	12,105	127.0%
Corporate overhead	15,422	6,582	8,840	134.3%
Depreciation and amortization	32,585	33,005	(420)	(1.3)%
Impairment loss	1,014	—	1,014	100.0%
Total operating expenses	181,600	107,476	74,124	69.0%
Interest and other income	2	139	(137)	(98.6)%
Interest expense	(7,983)	(12,742)	4,759	37.3%
Gain on sale of assets	—	189	(189)	(100.0)%
Gain (loss) on extinguishment of debt	61	(210)	271	129.0%
Loss before income taxes	(22,099)	(91,190)	69,091	75.8%
Income tax (provision) benefit, net	(25)	83	(108)	(130.1)%
NET LOSS	(22,124)	(91,107)	68,983	75.7%
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(933)	1,816	(2,749)	(151.4)%
Preferred stock dividends and redemption charges	(6,287)	(3,208)	(3,079)	(96.0)%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,344)	$(92,499)	$63,155	68.3%

Operating Results. The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2021 and 2020, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2021	2020	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$236,877	$147,535	$89,342	60.6%
Food and beverage	47,547	50,312	(2,765)	(5.5)%
Other operating	50,840	32,699	18,141	55.5%
Total revenues	335,264	230,546	104,718	45.4%
OPERATING EXPENSES
Hotel operating	239,479	247,349	(7,870)	(3.2)%
Other property-level expenses	48,177	47,109	1,068	2.3%
Corporate overhead	32,066	22,414	9,652	43.1%
Depreciation and amortization	96,084	104,290	(8,206)	(7.9)%
Impairment losses	1,014	133,466	(132,452)	(99.2)%
Total operating expenses	416,820	554,628	(137,808)	(24.8)%
Interest and other income (loss)	(356)	2,751	(3,107)	(112.9)%
Interest expense	(23,697)	(43,199)	19,502	45.1%
Gain on sale of assets	—	189	(189)	(100.0)%
Gain (loss) on extinguishment of debt	371	(210)	581	276.7%
Loss before income taxes	(105,238)	(364,551)	259,313	71.1%
Income tax provision, net	(91)	(6,575)	6,484	98.6%
NET LOSS	(105,329)	(371,126)	265,797	71.6%
Loss from consolidated joint venture attributable to noncontrolling interest	1,638	4,436	(2,798)	(63.1)%
Preferred stock dividends and redemption charges	(17,289)	(9,622)	(7,667)	(79.7)%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(120,980)	$(376,312)	$255,332	67.9%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of our hotels in March and April 2020. As a result, our revenues and operating expenses for the three and nine months ended September 30, 2020 were severely impacted as hotel demand was decimated by the COVID-19 pandemic. As of September 30, 2021, we have resumed operations at all of our hotels except the Renaissance Westchester (the “Open Existing Portfolio”); however, several of our hotels are running at reduced capacity, with select offerings and amenities depending on demand.
●	Hotel Acquisition: In April 2021, we purchased the Montage Healdsburg, resulting in increased revenues, operating expenses and depreciation expense for the three and nine months ended September 30, 2021 as compared to the same periods in 2020.
●	Hotel Dispositions: We sold the Renaissance Harborplace and the Renaissance Los Angeles Airport in July 2020 and December 2020, respectively. In addition, we assigned our leasehold interest in the Hilton Times Square to the hotel’s mortgage holder in December 2020. As a result of these three hotel dispositions (the “Three Disposed Hotels”), our revenues and operating expenses decreased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020.

Room revenue. Room revenue increased $101.8 million, or 625.8%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as follows:

●	Room revenue at the Existing Portfolio increased $93.8 million. Occupancy increased 4,080 basis points and the average daily room rate increased 65.9%, resulting in a 635.0% increase in RevPAR:

	Three Months Ended September 30,
	2021			2020			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	52.7%	$248.40	$130.91	11.9%	$149.70	$17.81	4,080	bps	65.9%	635.0%

Open Existing Portfolio (16 hotels)	54.8%	$248.40	$136.12	12.4%	$149.70	$18.56	4,240	bps	65.9%	633.4%

Montage Healdsburg (1)	63.9%	$1,246.45	$796.48	N/A	N/A	N/A	N/A		N/A	N/A
(1)	The newly-developed Montage Healdsburg opened in December 2020; therefore, there is no prior year information.

●	The Montage Healdsburg caused room revenue to increase by $9.5 million.
●	The dispositions of the Three Disposed Hotels caused room revenue to decrease by $1.5 million.

For the nine months ended September 30, 2021, room revenue increased $89.3 million, or 60.6%, as compared to the nine months ended September 30, 2020 as follows:

●	Room revenue at the Existing Portfolio increased $90.8 million. Occupancy increased 1,470 basis points and the average daily room rate increased 6.4%, resulting in a 69.7% increase in RevPAR:

	Nine Months Ended September 30,
	2021			2020			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	39.4%	$228.27	$89.94	24.7%	$214.55	$52.99	1,470	bps	6.4%	69.7%

Open Existing Portfolio (16 hotels)	41.0%	$228.27	$93.59	24.9%	$216.47	$53.90	1,610	bps	5.5%	73.6%

Montage Healdsburg (1)	48.6%	$1,095.70	$532.51	N/A	N/A	N/A	N/A		N/A	N/A
(1)	Operating statistics for the Montage Healdsburg, which we acquired in April 2021, include prior ownership results obtained by us from the prior owner of the hotel during the due diligence period before our acquisition was completed. We performed a limited review of the information as part of our analysis of the acquisition. The newly developed hotel opened in December 2020; therefore, there is no prior year information.

●	The Montage Healdsburg caused room revenue to increase by $15.4 million.
●	The dispositions of the Three Disposed Hotels caused room revenue to decrease by $16.9 million.

Food and beverage revenue. Food and beverage revenue increased $25.2 million, or 1,196.3%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $20.9 million.
●	The Montage Healdsburg caused food and beverage revenue to increase by $4.4 million.
●	The dispositions of the Three Disposed Hotels caused food and beverage revenue to decrease by $0.1 million.

For the nine months ended September 30, 2021, food and beverage revenue decreased $2.8 million, or 5.5%, as compared to the nine months ended September 30, 2020 as follows:

●	Food and beverage revenue at the Existing Portfolio decreased $6.7 million.
●	The Montage Healdsburg caused food and beverage revenue to increase by $7.7 million.
●	The dispositions of the Three Disposed Hotels caused food and beverage revenue to decrease by $3.8 million.

Other operating revenue. Other operating revenue increased $11.5 million, or 109.0%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as follows:

●	Other operating revenue at the Existing Portfolio increased $10.4 million. Increases in other operating revenue such as parking, retail, facility fees and spa were partially offset by a $1.7 million reimbursement in the third quarter of 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, compared to a corresponding reimbursement of $4.6 million in the third quarter of 2020.
●	The Montage Healdsburg caused other operating revenue to increase by $1.4 million.
●	The dispositions of the Three Disposed Hotels caused other operating revenue to decrease by $0.3 million.

For the nine months ended September 30, 2021, other operating revenue increased $18.1 million, or 55.5%, as compared to the nine months ended September 30, 2020 as follows:

●	Other operating revenue at the Existing Portfolio increased $17.9 million. Increases in other operating revenue as noted above in the discussion regarding the third quarter also include an $8.8 million reimbursement in the first nine months of 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, compared to a corresponding reimbursement of $7.0 million in the first nine months of 2020.
●	The Montage Healdsburg caused other operating revenue to increase by $2.3 million.
●	The dispositions of the Three Disposed Hotels caused other operating revenue to decrease by $2.1 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $52.6 million, or 90.1%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $55.2 million, primarily corresponding to the increases in the Existing Portfolio’s revenues. In addition, hotel operating expenses for the third quarter of 2021 includes $4.6 million in union-related severance expenses at the Renaissance Westchester and $1.6 million in Hurricane Ida-related repairs at our New Orleans hotels. The Existing Portfolio’s increase in hotel operating expenses was partially offset by a decrease in COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees which totaled $0.1 million and $5.0 million for the third quarters of 2021 and 2020, respectively.
●	The Montage Healdsburg caused hotel operating expenses to increase by $9.7 million.
●	The dispositions of the Three Disposed Hotels caused hotel operating expenses to decrease by $12.3 million, which includes $5.5 million of COVID-19-related expenses recognized in the third quarter of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.

For the nine months ended September 30, 2021, hotel operating expenses decreased $7.9 million, or 3.2%, as compared to the nine months ended September 30, 2020 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $16.7 million, primarily corresponding to the increases in the Existing Portfolio’s revenues. In addition, hotel operating expenses for the first nine months of 2021 includes $4.6 million in union-related severance expenses at the Renaissance Westchester and $1.6 million in Hurricane Ida-related repairs at our New Orleans hotels. The Existing Portfolio’s increase in hotel operating expenses was partially offset by a decrease in COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees which totaled $0.5 million and $18.3 million for the nine months ended September 30, 2021 and 2020, respectively.
●	The Montage Healdsburg caused hotel operating expenses to increase by $16.8 million.
●	The dispositions of the Three Disposed Hotels caused hotel operating expenses to decrease by $41.4 million, which includes $1.8 million in prior year property tax refunds net of appeal fees recognized in the first nine months of 2021, and $7.9 million of COVID-19-related expenses recognized in the first nine months of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.

Other property-level expenses. Other property-level expenses increased $12.1 million, or 127.0%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as follows:

●	Other property-level expenses at the Existing Portfolio increased $10.9 million, including a $4.2 million increase in management fees related to the increases in the Existing Portfolio’s revenues and $0.7 million in lawsuit settlement costs at the Hilton San Diego Bayfront. The increase in the Existing Portfolio’s other property-level expenses was partially offset by a decrease in COVID-19-related wages and benefits for furloughed or laid off hotel employees, which totaled zero and $0.4 million for the third quarters of 2021 and 2020, respectively.
●	The Montage Healdsburg caused other property-level expenses to increase by $2.0 million.
●	The dispositions of the Three Disposed Hotels caused other property-level expenses to decrease by $0.8 million, which includes $0.4 million of COVID-19-related expenses recognized in the third quarter of 2020 consisting of additional wages and benefits for furloughed or laid off hotel employees.

For the nine months ended September 30, 2021, other property-level expenses increased $1.1 million, or 2.3%, as compared to the nine months ended September 30, 2020 as follows:

●	Other property-level expenses at the Existing Portfolio increased $5.1 million, including a $3.5 million increase in management fees related to the increases in the Existing Portfolio’s revenues and $0.7 million in lawsuit settlement costs at the Hilton San Diego Bayfront. The increase in the Existing Portfolio’s other property-level expenses was partially offset by a decrease in COVID-19-related wages and benefits for furloughed or laid off hotel employees. For the first nine months of 2021, other property-level expenses includes a credit of $1.0 million, consisting of $1.2 million in employee retention tax credits available under the Coronavirus Aid, Relief, and Economic Security Act (the “Tax Credits”) received by our hotels, net of additional COVID19-related wages and benefits for furloughed or laid off hotel employees. Other property-level expenses in the first nine months of 2020 includes $1.9 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.
●	The Montage Healdsburg caused other property-level expenses to increase by $3.4 million.
●	The dispositions of the Three Disposed Hotels caused other property-level expenses to decrease by $7.4 million, which includes $0.8 million of COVID-19-related expenses consisting of additional wages and benefits for furloughed or laid off hotel employees.

Corporate overhead expense. Corporate overhead expense increased $8.8 million, or 134.3%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, including $9.1 million related to CEO transition costs recognized in September 2021. Excluding transition costs, corporate overhead expense decreased $0.3 million in the third quarter of 2021 as compared to the same period in 2020 as decreased payroll and related expenses, amortization of deferred stock compensation and legal fees were partially offset by increased due diligence and recruitment expenses.

For the nine months ended September 30, 2021, corporate overhead expense increased $9.7 million, or 43.1%, as compared to the nine months ended September 30, 2020, including $10.3 million related to CEO transition costs as well as costs due to the retirement of our chief operating officer recognized in September 2021 and May 2021, respectively. Excluding transition and retirement costs, corporate overhead expense decreased $0.7 million in the first nine months of 2021 as compared to the same period in 2020 as decreased payroll and related expenses and legal fees were partially offset by increased amortization of deferred stock compensation, recruitment expenses and audit fees.

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.4 million, or 1.3%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio decreased $0.7 million as reduced expenses due to our $15.4 million impairment of the depreciable assets at one of our hotels during 2020 and from fully depreciated assets were partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The Montage Healdsburg caused depreciation and amortization to increase by $2.2 million.
●	The dispositions of the Three Disposed Hotels resulted in a decrease in depreciation and amortization of $1.9 million.

For the nine months ended September 30, 2021, depreciation and amortization expense decreased $8.2 million, or 7.9%, as compared to the nine months ended September 30, 2020 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio decreased $2.7 million as reduced expenses due to our $15.4 million impairment of the depreciable assets at one of our hotels during 2020 and from fully depreciated assets were partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The Montage Healdsburg caused depreciation and amortization to increase by $4.4 million.
●	The dispositions of the Three Disposed Hotels resulted in a decrease in depreciation and amortization of $9.9 million.

Impairment losses. Impairment losses were $1.0 million for both the three and nine months ended September 30, 2021, and zero and $133.5 million for the three and nine months ended September 30, 2020, respectively. In September 2021, we recorded an impairment loss of $1.0 million on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel. During the first nine months of 2020, we recorded impairment losses of $126.0 million on two of the Three Disposed Hotels, $5.2 million on the Renaissance Westchester and $2.3 million related to the abandonment of a potential project to expand one of our hotels.

Interest and other income (loss). Interest and other income (loss) totaled income of $2,000 as compared to income of $0.1 million for the three months ended September 30, 2021 and 2020, respectively. During the third quarter of 2021, we recognized a nominal amount of interest income. During the third quarter of 2020, we recognized $0.1 million in interest income.

Interest and other income (loss) for the nine months ended September 30, 2021 totaled a loss of $0.4 million as compared to income of $2.8 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018, and we recognized a nominal amount of interest income. During the first nine months of 2020, we recognized $2.5 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on debt and finance lease obligation	$7,864	$12,612	$23,684	$35,377
Noncash interest on derivatives	(616)	(762)	(2,194)	5,534
Amortization of deferred financing costs	735	892	2,207	2,288
Total interest expense	$7,983	$12,742	$23,697	$43,199

Interest expense decreased $4.8 million, or 37.3%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and $19.5 million, or 45.1%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Interest expense on our debt and finance lease obligation decreased $4.7 million and $11.7 million in the third quarter and first nine months of 2021, respectively, as compared to the same periods in 2020 primarily due to our 2020 debt transactions, including the repayment of the loan secured by the Renaissance Washington DC, our partial repayments of the senior notes and our assignment of the loan secured by the Hilton Times Square to the hotel’s mortgage holder, along with decreased interest on our variable rate debt. These decreases were partially offset by the amendments on our unsecured debt, which increased the interest rate on our term loans and senior notes.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $0.1 million and decrease $7.7 million in the third quarter and first nine months of 2021, respectively, as compared to the same periods in 2020.

The amortization of deferred financing costs caused interest expense to decrease $0.2 million and $0.1 million in the third quarter and first nine months of 2021, respectively, as compared to the same periods in 2020.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 3.8% and 4.0% at September 30, 2021 and 2020, respectively. Approximately 70.5% and 76.5% of our outstanding notes payable had fixed interest rates at September 30, 2021 and 2020, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero for both the three and nine months ended September 30, 2021, and $0.2 million for both the three and nine months ended September 30, 2020. In July 2020, we recognized a $0.2 million gain on the sale of the Renaissance Harborplace.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt totaled gains of $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, and a loss of $0.2 million for both the three and nine months ended September 30, 2020. During the third quarter and first nine months of 2021, we recognized gains of $0.1 million and $0.4 million, respectively, associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow. In September 2020, we recognized a loss of $0.2 million related to the write-off of deferred financing fees associated with repayments of a portion of our unsecured senior notes.

Income tax (provision) benefit, net. Income tax (provision) benefit, net was incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax (provision) benefit, net	$(25)	$83	$(91)	$840
Change in deferred tax asset valuation allowance	—	—	—	(7,415)
Total income tax (provision) benefit, net	$(25)	$83	$(91)	$(6,575)

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the third quarter and first nine months of 2021, we recognized net current income tax provisions of $25,000 and $0.1 million, respectively, resulting from current state income tax expense.

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

Income (loss) from consolidated joint venture attributable to noncontrolling interest. Income (loss) from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled income of $0.9 million and a loss of $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and losses of $1.6 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Preferred stock dividends and redemption charges. Preferred stock dividends and redemption charges increased $3.1 million, or 96.0%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and $7.7 million, or 79.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to the issuances of our Series G preferred stock, Series H preferred stock and Series I preferred stock, as well as the redemptions of our Series E preferred stock and Series F preferred stock.

Preferred stock dividends and redemption charges were incurred as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
Series E preferred stock	$—		$1,998	$7,568	(1)	$5,994
Series F preferred stock	3,175	(1)	1,210	5,593	(1)	3,628
Series G preferred stock	164		—	456		—
Series H preferred stock	1,761		—	2,485		—
Series I preferred stock	1,187		—	1,187		—
Total preferred stock dividends and redemption charges	$6,287		$3,208	$17,289		$9,622
(1)	Includes redemption charges of $4.0 million and $2.6 million related to the original issuance costs of the Series E preferred stock and the Series F preferred stock, respectively, which were previously included in additional paid in capital.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile. We determined that the building lease is a finance lease, and, therefore, we include a portion of the lease payment each month in interest expense. We adjust EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net loss to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(22,124)	$(91,107)	$(105,329)	$(371,126)
Operations held for investment:
Depreciation and amortization	32,585	33,005	96,084	104,290
Interest expense	7,983	12,742	23,697	43,199
Income tax provision (benefit), net	25	(83)	91	6,575
Loss (gain) on sale of assets	12	(189)	82	(189)
Impairment losses - hotel properties	1,014	—	1,014	131,164
EBITDAre	19,495	(45,632)	15,639	(86,087)

Operations held for investment:
Amortization of deferred stock compensation	3,165	2,238	10,576	7,509
Amortization of right-of-use assets and liabilities	(335)	(330)	(1,004)	(923)
Finance lease obligation interest — cash ground rent	(351)	(351)	(1,053)	(1,053)
Property-level severance	—	1,242	—	2,117
Property-level severance related to held for sale/sold hotels	4,562	5,602	4,562	5,840
(Gain) loss on extinguishment of debt	(61)	210	(371)	210
Prior year property tax adjustments, net	605	(12)	(1,384)	214
Lawsuit settlement cost	691	—	691	—
CEO transition costs	7,976	—	7,976	—
Hurricane-related losses	1,621	—	1,621	—
Impairment loss - abandoned development costs	—	—	—	2,302
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(933)	1,816	1,638	4,436
Depreciation and amortization	(791)	(808)	(2,407)	(2,418)
Interest expense	(181)	(244)	(501)	(970)
Amortization of right-of-use asset and liability	72	72	217	217
Lawsuit settlement cost	(173)	—	(173)	—
Impairment loss - abandoned development costs	—	—	—	(449)
Adjustments to EBITDAre, net	15,867	9,435	20,388	17,032
Adjusted EBITDAre, excluding noncontrolling interest	$35,362	$(36,197)	$36,027	$(69,055)

Adjusted EBITDAre, excluding noncontrolling interest increased $71.6 million, or 197.7%, in the third quarter of 2021 as compared to the same period in 2020, and $105.1 million, or 152.2% in the first nine months of 2021 as compared to the same period in 2020 primarily due to the following:

●	For the third quarter and first nine months of 2021, Adjusted EBITDAre at the Existing Portfolio increased $68.2 million, or 214.5%, and $82.9 million, or 180.4%, respectively, as compared to the same periods in 2020, primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the third quarter and first nine months of 2021.
●	The Montage Healdsburg caused Adjusted EBITDAre to increase by $3.6 million and $5.2 million for the third quarter and the first nine months of 2021, respectively.
●	The Three Disposed Hotels recorded net negative Adjusted EBITDAre of $5.7 million and $17.3 million in the third quarter and first nine months of 2020, respectively.

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

●	Amortization of contract intangibles: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and liabilities: we exclude the amortization of our real estate right-of-use assets and liabilities, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligation. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net loss to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(22,124)	$(91,107)	$(105,329)	$(371,126)
Preferred stock dividends and redemption charges	(6,287)	(3,208)	(17,289)	(9,622)
Operations held for investment:
Real estate depreciation and amortization	31,959	32,383	94,206	102,422
Loss (gain) on sale of assets	12	(189)	82	(189)
Impairment losses - hotel properties	1,014	—	1,014	131,164
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(933)	1,816	1,638	4,436
Real estate depreciation and amortization	(791)	(808)	(2,407)	(2,418)
FFO attributable to common stockholders	2,850	(61,113)	(28,085)	(145,333)

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	87	80	249	298
Noncash interest on derivatives, net	(616)	(762)	(2,194)	5,534
Property-level severance	—	1,242	—	2,117
Property-level severance related to held for sale/sold hotels	4,562	5,602	4,562	5,840
(Gain) loss on extinguishment of debt	(61)	210	(371)	210
Prior year property tax adjustments, net	605	(12)	(1,384)	214
Lawsuit settlement cost	691	—	691	—
Preferred stock redemption charges	2,624	—	6,640	—
CEO transition costs	7,976	—	7,976	—
Amortization of deferred stock compensation associated with CEO transition costs	1,117	—	1,117	—
Hurricane-related losses	1,621	—	1,621	—
Impairment loss - abandoned development costs	—	—	—	2,302
Noncash income tax provision, net	—	—	—	7,415
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	72	72	217	217
Noncash interest on derivatives, net	(20)	(1)	(20)	(27)
Lawsuit settlement cost	(173)	—	(173)	—
Impairment loss - abandoned development costs	—	—	—	(449)
Adjustments to FFO attributable to common stockholders, net	18,485	6,431	18,931	23,671
Adjusted FFO attributable to common stockholders	$21,335	$(54,682)	$(9,154)	$(121,662)

Adjusted FFO attributable to common stockholders increased $76.0 million, or 139.0%, and $112.5 million, or 92.5%, in the third quarter of 2021 and first nine months of 2021, respectively, as compared to the same periods in 2020 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility, issuances of both common and preferred stock and contributions from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, redemptions of our preferred stock, repayments of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $8.4 million for the nine months ended September 30, 2021 as compared to net cash used in operating activities of $87.3 million for the nine months ended September 30, 2020. The net increase in cash provided by operating activities during the first nine months of

2021 as compared to the same period in 2020 was primarily due to the resumption in operations at the majority of our hotels during the first nine months of 2021, combined with an increase in travel demand.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash (used in) provided by investing activities during the first nine months of 2021 as compared to the first nine months of 2020 was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Proceeds from sale of assets	$—	$76,855
Acquisition and disposition deposits, net	(3,900)	—
Acquisition of hotel properties and other assets	(195,706)	(1,398)
Renovations and additions to hotel properties and other assets	(41,910)	(44,043)
Payment for interest rate derivative	(80)	(111)
Net cash (used in) provided by investing activities	$(241,596)	$31,303

During the first nine months of 2021, we paid a deposit of $4.0 million towards our acquisition of the Four Seasons Resort Napa Valley, which we expect to complete in the fourth quarter of 2021, and we received a deposit of $0.1 million from the buyer of the Renaissance Westchester, which we sold in October 2021. In addition, during the first nine months of 2021, we paid a total of $195.7 million to acquire hotel properties and other assets, including $195.6 million to acquire the Montage Healdsburg and $0.1 million to acquire an additional dry boat slip at the Oceans Edge Resort & Marina. We also invested $41.9 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

During the first nine months of 2020, we received proceeds of $76.9 million from our sale of the Renaissance Harborplace. In addition, we paid $1.4 million to purchase additional wet boat and dry boat slips at the Oceans Edge Resort & Marina, invested $44.0 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash provided by (used in) financing activities during the first nine months of 2021 as compared to the first nine months of 2020 was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Proceeds from preferred stock offerings	$215,000	$—
Payment of preferred stock offering costs	(7,287)	—
Redemptions of preferred stock	(190,000)	—
Proceeds from common stock offerings	38,443	—
Payment of common stock offering costs	(784)	—
Repurchases of outstanding common stock	—	(103,894)
Repurchases of common stock for employee tax obligations	(4,877)	(3,992)
Proceeds from credit facility	—	300,000
Payments on credit facility	—	(300,000)
Payments on notes payable	(2,461)	(40,190)
Payments of deferred financing costs	—	(2,698)
Dividends and distributions paid	(10,745)	(153,063)
Distributions to noncontrolling interest	—	(2,000)
Contributions from noncontrolling interest	1,375	500
Net cash provided by (used in) financing activities	$38,664	$(305,337)

During the first nine months of 2021, we received total gross proceeds of $215.0 million on our preferred stock offerings, including $115.0 million from the issuance of 4,600,000 shares of our Series H preferred stock and $100.0 million from the issuance of 4,000,000 shares of our Series I preferred stock, and we paid a total of $7.3 million in offering costs on our Series G preferred stock, Series H preferred stock and Series I preferred stock. We used $190.0 million of the proceeds received from our preferred stock offerings to redeem in full all 4,600,000 shares of our Series E preferred stock and all 3,000,000 shares of our Series F preferred stock. In addition, we received gross proceeds of $38.4 million from the issuance of 2,913,682 shares of our common stock under our ATM Program, and paid $0.8 million in related offering costs. We also received a $1.4 million contribution from our joint venture partner. These net cash inflows were partially offset as we paid the following: $4.9 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $2.5 million in principal payments on our notes payable; and $10.7 million in dividends to our preferred stockholders.

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

Future. While operations have improved in 2021 as compared to 2020, our hotels continue to operate well below pre-pandemic levels. We believe the ongoing effects of the COVID-19 pandemic, including the spread of variants such as the Delta variant and labor challenges, on our operations will continue to have a material negative impact on our financial results and liquidity into 2022. As previously noted, several of our hotels are operating at reduced, albeit increasing, capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, including our sale of the Renaissance Westchester in October 2021 for gross proceeds of $18.8 million and the expected sale of the Embassy Suites La Jolla in the fourth quarter of 2021 for a contractual sale price of $226.7 million, as well as proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed or that the capital markets will be available to us in the future on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels, capital investments in our hotels, repayment of principal on our notes payable and possibly on our unsecured debt, interest expense, dividends on our preferred stock and acquisitions of hotels or interests in hotels, including our acquisition of the Four Seasons Resort Napa Valley for a gross purchase price of $177.5 million, which we expect to complete in the fourth quarter of 2021; however, we can give no assurances that the acquisition will be completed.

At this time, we do not expect the need to pay a quarterly common stock dividend in 2021. The resumption in quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of portions of our planned 2021 non-essential capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

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

Cash Balance. As of September 30, 2021, our unrestricted cash balance was $179.5 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at our hotels are reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered for the loans secured by the Embassy Suites La Jolla and the JW Marriott New Orleans in January 2021, and at the Hilton San Diego Bayfront in May 2021. As of September 30, 2021, only a nominal amount of excess cash was held in lockbox accounts for the benefit of the lenders and included in restricted cash on our consolidated balance sheet. The cash trap provisions triggered on these three loans will remain until the hotels reach profitability levels that terminate the cash traps.

Debt. As of September 30, 2021, we had $745.5 million of consolidated debt, $221.6 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2021, we have no amount outstanding on the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the credit facility agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In July and December 2020, we completed amendments to our unsecured debt, consisting of the revolving portion of our credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Among other provisions, the Unsecured Debt Amendments include a waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022. In July 2021, we amended the Unsecured Debt Amendments, which removed certain restrictions in place during the covenant waiver period ending March 31, 2022. The restrictions removed include the limitation on the aggregate value of unencumbered hotel acquisitions we can complete and, provided that an event of default has not occurred, the requirement to prepay our unsecured debt using net proceeds received from asset sales or equity issuances.

In October 2021, we provided notice to the lender of our intent to exercise our second option to extend the maturity of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2022. In conjunction with this notice, we purchased an interest rate cap derivative for $0.1 million that will continue to cap the floating rate interest on the loan at 6.0% until December 2022.

Due to COVID-19’s expected negative impact on our operations through at least the remainder of 2021, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2022. As noted above, due to COVID-19, several of our hotels are operating at reduced, albeit increasing, capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

As of September 30, 2021, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to interest rate cap agreements that cap the floating interest rate at 6.0% until December 2022. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of September 30, 2021, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 14 of which were held by subsidiaries whose interests were pledged to our credit facility as of September 30, 2021. Subsequent to the sale of the Renaissance Westchester in October 2021, we have 14 unencumbered hotels, 13 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 14 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2021 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$745,484	$88,410	$327,249	$214,825	$115,000
Interest obligations on notes payable (2)	93,775	29,829	36,848	18,835	8,263
Finance lease obligation, including imputed interest	106,960	1,403	2,806	2,806	99,945
Operating lease obligations, including imputed interest (3)	37,491	6,895	13,954	10,233	6,409
Construction commitments	68,633	68,633	—	—	—
Employment obligations	3,727	3,727	—	—	—
Total	$1,056,070	$198,897	$380,857	$246,699	$229,617
(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront. In October 2021, we provided notice to the lender of our intent to exercise our second option to extend the maturity from December 2021 to December 2022. We intend to exercise the remaining one-year option to extend the maturity to December 2023.
(2)	Interest on our variable rate debt is calculated based on the variable rate at September 30, 2021, and includes the effect of our interest rate derivative agreements. Interest on our unsecured debt is calculated based on a return to the original contracted interest rates once the covenant waiver period ends on March 31, 2022.
(3)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $41.9 million in our portfolio and other assets during the first nine months of 2021. As of September 30, 2021, we have contractual construction commitments totaling $68.6 million for ongoing renovations. As noted above, in light of the COVID-19 pandemic, we elected to conserve cash by deferring a portion of our planned 2020 and 2021 non-essential capital improvements into our portfolio. In February 2021, however, we entered into an agreement with Marriott to rebrand the Renaissance Washington DC to The Westin Washington DC, upon substantial completion of a repositioning of the hotel. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of September 30, 2021, our balance sheet includes restricted cash of $30.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 pandemic, some of our third-party managers have suspended the requirement to fund into the FF&E reserves throughout 2021. Additionally, some of our third-party managers are permitting owners the ability to draw from the FF&E reserve to fund operating expenses, subject to certain conditions including a future repayment to the reserve.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West, New Orleans and Orlando, the second quarter is strong for the Mid-Atlantic business hotels and the fourth quarter is strong for Hawaii, Key West and Sonoma). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including the COVID-19 pandemic, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

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

●	Impairment of long-lived assets. Impairment losses are recorded on long-lived assets to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. We evaluate our long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, our estimate of how long we will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income (loss) and margins, the need for capital expenditures, as well as specific market and economic conditions.

●	Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data and replacement cost data. In addition, we make significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates and occupancy. We also engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

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

As of September 30, 2021, 70.5% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at September 30, 2021. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at September 30, 2021.

Item 4.	Controls and Procedures

Attached as exhibits to this Form 10-Q are the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and control evaluations referred to in the certifications.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2021 - July 31, 2021	—	$—	—	$500,000,000
August 1, 2021 - August 31, 2021	—	$—	—	$500,000,000
September 1, 2021 - September 30, 2021	—	$—	—	$500,000,000
Total	—	$—	—	$500,000,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

3.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021.

3.7	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021.

3.8	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.9	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10	Third Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 8, 2021).

10.1	Third Amendment to Note and Guarantee Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 8, 2021).

10.2	Sunstone Hotel Investors, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2021). #

10.3	Form of Retention Letter with Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 13, 2021). #

10.4

Form of Employment Agreement by and between Sunstone Hotel Investors, Inc. and Douglas M. Pasquale (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 13, 2021). #

10.5	Form of Letter Agreement with Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 1, 2021). #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 4, 2021	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)