Form 10-K
period 2021-12-31
Sunstone Hotel Investors, Inc.
filed 2022-02-23
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2021 as reported on the New York Stock Exchange was approximately $2.7 billion.

The number of shares of the registrant’s common stock outstanding as of February 7, 2022 was 219,333,783.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2021

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Factors that may cause actual events to differ materially from the expectations expressed or implied by any forward-looking statement include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.	Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2021, we had interests in 17 hotels, one of which was considered held for sale, leaving 16 hotels (the “16 Hotels”) currently held for investment. The 16 Hotels are comprised of 8,125 rooms, located in 7 states and in Washington, DC.

We are the premier steward of Long-Term Relevant Real Estate® (“LTRR®”) in the lodging industry. Our business is to acquire, own, asset manage and renovate or reposition hotels that we consider to be LTRR® in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our hotels are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers. Our portfolio primarily consists of upper upscale hotels located in major convention, resort destination and urban markets.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2021, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of six of the Company’s hotels; Crestline Hotels & Resorts (“Crestline”) and Interstate Hotels & Resorts, Inc. (“IHR”), each a manager of two of the Company’s hotels; and Davidson Hotels & Resorts (“Davidson”), Four Seasons Hotels Limited (“Four Seasons”), Highgate Hotels L.P. and an affiliate (“Highgate”), Hilton Worldwide (“Hilton”), Hyatt Corporation (“Hyatt”), Montage North America, LLC (“Montage”) and Singh Hospitality, LLC (“Singh”), each a manager of one of the Company’s hotels.

As is typical of the lodging industry, we experience some seasonality in our business. Information regarding the seasonal patterns affecting our hotels is included in this Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Impact of the COVID-19 Pandemic on our Business

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at 14 of our hotels. As of December 31, 2021, all of our hotels were open and operating. The 14 hotels whose operations we temporarily suspended in 2020 included the following:

Hotel	Suspension Date	Resumption Date
Oceans Edge Resort & Marina	March 22, 2020	June 4, 2020
Embassy Suites Chicago	April 1, 2020	July 1, 2020
Marriott Boston Long Wharf	March 12, 2020	July 7, 2020
Hilton New Orleans St. Charles	March 28, 2020	July 13, 2020
Hyatt Centric Chicago Magnificent Mile (1)	April 6, 2020	July 13, 2020
JW Marriott New Orleans	March 28, 2020	July 14, 2020
Hilton San Diego Bayfront	March 23, 2020	August 11, 2020
Renaissance Washington DC	March 26, 2020	August 24, 2020
Hyatt Regency San Francisco	March 22, 2020	October 1, 2020
Renaissance Orlando at SeaWorld®	March 20, 2020	October 1, 2020
The Bidwell Marriott Portland	March 27, 2020	October 5, 2020
Wailea Beach Resort	March 25, 2020	November 1, 2020
Hilton Garden Inn Chicago Downtown/Magnificent Mile	March 27, 2020	April 1, 2021
Renaissance Westchester (1)	April 4, 2020
(1)	We sold the Hyatt Centric Chicago Magnificent Mile and the Renaissance Westchester in February 2022 and October 2021, respectively.

Our asset management team has worked closely with each hotel’s third-party manager to create detailed operating plans, including adherence to safety precautions developed by the Center for Disease Control and Prevention and other public health experts. We continue to closely monitor the safety measures at our hotels, including frequent and enhanced cleaning and sanitation, contactless check-in, the use of personal protective equipment by hotel employees and guests and increased physical distancing throughout each hotel in accordance with federal and local guidelines and mandates.

During 2021, leisure demand was the dominant source of business at many of our hotels, while business transient and group demand both improved as compared to 2020, but remained well below pre-pandemic levels. We believe that the return of traditional business transient and group business will ultimately depend on the speed of vaccine distribution, the management and control of COVID-19 and its variants and the degree and speed to which business returns. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented, and we have limited visibility to predict future operations.

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

Presence in Key Markets. A cornerstone of LTRR® is location. We believe that our hotels are located in many of the most desirable long-term relevant markets with major and diverse demand generators and significant barriers to entry for new supply. All of our hotels are located in key gateway markets and unique resort destination locations such as Boston, Chicago, Key West, Maui, Napa/Sonoma, New Orleans, Orlando, Portland, San Diego, San Francisco and Washington DC. Over time, we expect the revenues of hotels located in key gateway markets and unique resort destination locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Established Independents. As noted above, all but two of our hotels are operated under nationally recognized brands. We believe that affiliations with strong brands and established independents improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Well Maintained Portfolio. A significant part of our business is the renovation or repositioning of our hotels. We believe that our capital renovations and repositionings have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

●	Significant Liquidity Position. As of December 31, 2021, we had total cash of $162.7 million, including $42.2 million of restricted cash, and access to our undrawn $500.0 million credit facility. We believe our current liquidity will enable us to fund our day-to-day business needs without raising additional capital through equity or debt issuances.

●	Flexible Capital Structure. We believe our capital structure provides us with significant financial flexibility to execute our strategy. As of December 31, 2021, the weighted average term to maturity of our debt was approximately three years, and all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Including the effects of our interest rate swap agreements and the temporary increases in interest rates on our unsecured debt as stipulated in the unsecured debt amendments we entered into during 2020, our fixed-rate debt had a weighted average interest rate of 5.1%. Including our variable-rate debt on the Hilton San Diego Bayfront based on the variable rate at December 31, 2021, the weighted average interest rate on our debt was 3.7%. For more information on the unsecured debt amendments we entered into during 2020 and 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to our mortgage debt, as of December 31, 2021, we had two unsecured corporate-level term loans, and two series of senior unsecured corporate-level notes. We also have an undrawn $500.0 million credit facility.

●	Low Leverage. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants. Our low leverage capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession or global pandemics, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

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

Legal. Our legal team is responsible for overseeing and supporting all Company-wide legal matters, including all legal matters related to corporate (including corporate oversight and governance), investment, asset management, design and construction, finance initiatives and litigation. We believe active and direct oversight of legal matters allows the Company the flexibility to pursue opportunities while minimizing legal exposure, protecting corporate assets and ultimately maximizing stockholder returns.

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

Management Agreements

All of our hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. Descriptions of our third-party management agreements entered into prior to 2021 are included in Item 1. Business in our 2020 Annual Report on Form 10-K. We entered into two new third-party management agreements during 2021, the general terms of which are as follows:

Four Seasons. Our Four Seasons Resort Napa Valley is operated under a management agreement with Four Seasons. The management agreement requires us to pay Four Seasons a base management fee equal to 2.5% of adjusted gross receipts and an incentive fee equal to 20.0% of net operating income. The management agreement expires in 2041, but will automatically extend three times for 20 years each unless Four Seasons elects not to extend the management agreement or certain events occur, including the failure of Four Seasons to achieve certain performance thresholds or an event of default occurs under the terms of the management agreement.

Montage. Our Montage Healdsburg is operated under a management agreement with Montage. The management agreement requires us to pay Montage a base management fee equal to 2.0% in 2021 and 2022, 2.5% in 2023 and 3.0% thereafter. In addition, the management agreement requires us to pay Montage an incentive fee equal to the sum of 10.0% of adjusted gross operating profit and 0.5% of operating revenues, the total of which is capped at 2.0% of operating revenues. The management agreement expires in 2047, but contains three automatic 10-year extensions unless Montage elects not to extend the management agreement or certain events occur, including the failure of Montage to achieve certain performance thresholds or an event of default occurs under the terms of the management agreement. Additionally, the second and third extension periods are subject to a performance test, which requires that the hotel achieve certain performance thresholds in the final two years of the first extension period (with respect to initiating the second extension period) or in the final two years of the second extension period (with respect to initiating the third extension period).

The existing management agreements with Four Seasons, Hilton, Hyatt, Marriott and Montage require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2021, five of our hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The following table sets forth the expiration dates of our hotel franchise agreements:

Embassy Suites Chicago	October 26, 2024
The Bidwell Marriott Portland	October 26, 2024
Hilton Garden Inn Chicago Downtown/Magnificent Mile	January 19, 2027
Hilton New Orleans St. Charles	May 31, 2028
Hyatt Centric Chicago Magnificent Mile (1)	June 3, 2039
(1)	We sold the Hyatt Centric Chicago Magnificent Mile in February 2022.

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

We and the TRS Lessee have made a joint election with the Internal Revenue Service (“IRS”) for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS owns, directly or indirectly, more than 35% of the voting power or value of the corporation’s stock will automatically be treated as a TRS. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash or government securities.

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

Ground, Building and Airspace Lease Agreements

At December 31, 2021, two of our hotels were subject to ground (the Hilton San Diego Bayfront) and building (the Hyatt Centric Chicago Magnificent Mile) leases with unaffiliated parties that cover all of their respective properties. The JW Marriott New Orleans is subject to an airspace lease that applies only to certain balcony space fronting Canal Street that is not integral to the hotel’s operations. As of December 31, 2021, the remaining terms of these ground, building and airspace leases (including renewal options) range from approximately 22 to 76 years. After our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022, we will no longer be obligated under a building lease, and the terms of our remaining ground and airspace leases (including renewal options) will range from approximately 22 to 50 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground, building or airspace lease or any proposed assignment of our leasehold interest as lessee under the ground, building or airspace lease may require the consent of the applicable lessor. As a result, in the future, we may not be able to sell, assign, transfer or convey our lessee’s interest in a hotel subject to our remaining ground or airspace leases absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

Corporate Office

We currently lease our headquarters located at 200 Spectrum Center Drive, 21st Floor, Irvine, California 92618 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 31, 2028.

Human Capital Resources

As of February 1, 2022, we had 42 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

In March 2020, we temporarily closed our corporate office due to the COVID-19 pandemic in order to comply with California’s governmental directives and to safeguard our employees. While our employees worked remotely, we provided various office supplies and resources as needed to allow them to perform their work effectively. In July 2021, we allowed fully-vaccinated employees to return to our corporate office in accordance with California Department of Public Health guidelines. We have implemented COVID-19 protection protocols in order to minimize the spread of COVID-19 in our corporate office. All of our employees have received training on these protocols, and are required to sign an acknowledgement of such protocols prior to returning to the corporate office.

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

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. At December 31, 2021, females constituted approximately 40% of our workforce, and ethnic, racial minorities and other underrepresented communities constituted approximately 24% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

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

Corporate Responsibility

We are committed to ensuring environmental, social and governance (“ESG”) initiatives are part of our operating and investment strategies. We continuously seek opportunities to invest in renovations, implement initiatives intended to reduce energy, water and waste impacts, enhance the overall environment and well-being of guests and associates at our properties, and improve the local communities in which we conduct business or own hotels. As owners of LTRR®, we take a holistic view in investing in our assets, balancing the best interests of our stockholders, the environment, our employees, the hotel associates and the communities in which we own hotels. As our board of directors recognizes the importance of an effective corporate responsibility strategy on our operations and returns, the board of directors has assigned the board’s Nominating and Corporate Governance Committee with overseeing the strategy, policies and implementation of our ESG program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels. While we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, low-flow plumbing fixture installations and building system upgrades. We are also installing bulk amenity dispensers in our hotels to reduce waste. Additionally, on an annual basis, we publish a Corporate Responsibility Report to monitor the carbon footprint and emissions at our hotels, and compare our energy, carbon, water and waste performance to the targets we announced in our 2019 Sustainability Report. The Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board for the Real Estate Sector, the Task-Force for Climate-Related Financial Disclosures (“TCFD”) and the Global Reporting Initiative Index.

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

Inflation

Inflation affects our expenses, including, without limitation, by increasing costs such as wages, employee-related benefits, food, commodities, taxes, property and liability insurance, utilities and borrowing costs. In addition, our hotel expenses may increase at higher rates than hotel revenue.

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

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2022. All officers serve at the discretion of the board of directors subject to the terms of their respective employment agreements with the Company.

Name	Age	Position
Douglas M. Pasquale	67	Chairman of the Board and Interim Chief Executive Officer
Bryan A. Giglia	45	Executive Vice President and Chief Financial Officer
Robert C. Springer	44	Executive Vice President and Chief Investment Officer
David M. Klein	52	Executive Vice President and General Counsel
Christopher G. Ostapovicz	52	Senior Vice President and Chief Operating Officer

The following is additional information with respect to the above-named officers.

Douglas M. Pasquale is our Chairman of the Board and Interim Chief Executive Officer. Mr. Pasquale has served as our Chairman of the Board since May 2015, and as a director since November 2011. In addition, Mr. Pasquale has served as our Interim CEO since September 2021. Mr. Pasquale is Founder & CEO of Capstone Enterprises Corporation, an investment and consulting firm since January 2012. With the acquisition of Nationwide Health Properties, Inc. (NYSE: NHP) by Ventas, Inc. (NYSE: VTR) in July 2011, Mr. Pasquale served as Senior Advisor to Ventas’s Chairman and CEO from July 2011 to December 2011. He also served on the Ventas board of directors from July 2011 to May 2017. Prior to Nationwide Health Properties’ acquisition, Mr. Pasquale served as Chairman of the Board of NHP from May 2009 to July 2011, as President and CEO of NHP from April 2004 to July 2011, and as Executive Vice President and Chief Operating Officer of NHP from November 2003 to April 2004. Mr. Pasquale was a director of NHP from November 2003 to July 2011. Mr. Pasquale previously served in various roles (most recently Chairman and CEO) at ARV Assisted Living, Inc., an owner and operator of assisted living facilities, from June 1998 to September 2003 and concurrently served as President and CEO of Atria Senior Living Group, Inc. from April 2003 to September 2003. Mr. Pasquale also served as President and CEO of Richfield Hospitality Services, Inc. and Regal Hotels International—North America, a hotel ownership and management company, from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale serves as a director of: Alexander and Baldwin, Inc. (NYSE: ALEX), a Honolulu-headquartered real estate, materials and road paving and agribusiness company, for which he serves as lead independent director and a member of the Audit Committee and Nominating and Corporate Governance Committee; Terreno Realty Corporation (NYSE: TRNO), an industrial REIT with a focus in six coastal U.S. markets, for which he serves as lead independent director and a member of the Audit and Nominating and Corporate Governance committees; and Dine Brands Global, Inc. (NYSE: DIN), which franchises Applebee’s and IHOP restaurants, for which he serves as a member of the Audit Committee. Mr. Pasquale received his B.S. degree in Accounting and his M.B.A. degree with highest honors from the University of Colorado.

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

Christopher G. Ostapovicz is our Senior Vice President and Chief Operating Officer. Mr. Ostapovicz joined the Company in March 2021. Prior to joining Sunstone, Mr. Ostapovicz was at Host Hotels & Resorts, a public lodging real estate investment trust, and served in numerous management roles, most recently as Senior Vice President of Asset Management. Mr. Ostapovicz joined Host Hotels & Resorts in 2007. Prior to joining Host Hotels & Resorts, Mr. Ostapovicz held various operating and finance positions at both The Ritz-Carlton Hotel Company and Marriott International. Mr. Ostapovicz is an active member of the Hospitality Asset Managers Association, where he previously served as a board director and treasurer for five years, and he is one of three faculty to start Georgetown University’s masters in global hospitality in 2014. Mr. Ostapovicz holds an M.B.A. from Georgetown University and an M.S. in real estate from Johns Hopkins University.

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

Risks Related to Our Business and Industry:

●	general factors common to the lodging industry but beyond our control, such as economic and business conditions including: a U.S. recession or increased inflation; trade conflicts and tariffs between the U.S. and its trading partners; changes impacting global travel; regional or global economic slowdowns, which may diminish the desire for leisure travel or the need for business travel; any flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19 and its variants; the adverse effects of climate change affecting the lodging and travel industry; the threat of terrorism, terrorist events or civil unrest; government shutdowns; events that reduce the capacity or availability of air travel; volatility in the capital markets; increased competition from other hotels in our markets; new hotel supply or alternative lodging options; unexpected changes or government-mandated restrictions in business, commercial and leisure travel and tourism; increases in operating costs; changes in our relationships with, and the requirements, performance and reputation of, our management companies and franchisors; and changes in government laws, regulations, fiscal policies and zoning ordinances and the related costs to comply;
●	we own primarily urban and resort destination hotels that we consider to be Long-Term Relevant Real Estate® in an industry that is highly competitive;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate transient customers, and the loss of such customer for any reason could harm our operating results;
●	the need for business-related transient and group travel, and, therefore, demand for rooms in our hotels may be adversely affected by the increased use of business-related technology;
●	rising operating expenses or low occupancy rates could reduce our cash flow and funds available for future distributions;
●	our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems;
●	delays in the acquisition and renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	the acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	the hotel loans in which we may invest in the future involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;
●	termination of any of the ground, building or airspace leases with unaffiliated parties at three of our hotels could cause us to lose the ability to operate these hotels and to incur substantial costs;
●	because we are a REIT, we depend on third-parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	a substantial number of our hotels operate under a brand owned by Marriott, Hilton or Hyatt. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may change certain policies or cost allocations that could negatively impact our hotels;

●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenue;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans in order to comply with brand standards;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business or lead to a default or acceleration of our obligations under certain of our debt instruments;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants to make rent payments under our retail and restaurant leases may adversely affect our profitability;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business; and
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results.

Risks Related to Our Debt and Financing:

●	the current amount of our debt may harm our financial flexibility;
●	we are subject to various financial covenants, and should we default, we may be required to pay additional fees, provide additional security, repay the debt or forfeit the hotel securing the debt;
●	financial covenants in our debt instruments may restrict our operating or acquisition activities;
●	our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds generated by our hotels;
●	cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound accounts are paid;
●	we may not be able to refinance our debt on favorable terms or at all;
●	our organizational documents do not limit the amount of debt we can incur so we may become too highly leveraged; and
●	any replacement of LIBOR as the basis on which our variable-rate debt is calculated may harm our results.

Risks Related to Our Status as a REIT:

●	our failure to qualify as a REIT for any reason, including if the leases of our hotels to the TRS Lessee are not respected as true leases or if they are held not to be on an arm’s length basis;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property, including a penalty tax upon the sale of a hotel or corporate level income tax on certain built-in gains;
●	dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends;
●	the TRS Lessee is subject to special rules that may result in increased taxes;
●	because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us;
●	states may not recognize the federal dividends paid deduction resulting in state income taxes due;
●	a transaction intended to qualify as a Section 1031 Exchange may later be determined to be taxable; and
●	legislative or other actions affecting REITs could have a negative effect on us.

Risks Related to Our Common Stock and Corporate Structure:

●	the market price of our equity securities may vary substantially;
●	any future distributions to our common stockholders may vary, and distributions on our common stock may be made in the form of cash, stock or a combination of both; however, the IRS may disallow our use of stock dividends;
●	shares of our common stock that are or become available for sale could affect the share price;
●	our earnings and cash distributions may affect the market price of our common stock;
●	provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of our Company and may serve to limit our stock price; and
●	our board of directors may change our significant corporate policies with the consent of our stockholders.

The following includes a more detailed discussion of our material risk factors:

Risks Related to Our Business and Industry

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

●	general economic and business conditions, including: a U.S. recession or increased inflation; trade conflicts and tariffs between the U.S. and its trading partners; changes impacting global travel; regional or global economic slowdowns, which may diminish the desire for leisure travel or the need for business travel; any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19 and its variants; and the adverse effects of climate change affecting the lodging and travel industry internationally, nationally and locally;
●	threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	increased competition from other hotels in our markets;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	unexpected changes or government mandated restrictions in business, commercial and leisure travel and tourism;
●	increases in operating costs due to inflation, labor costs, workers’ compensation, health-care related costs, utility costs, insurance, unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;
●	changes in our relationships with, and the requirements, performance and reputation of, our management companies and franchisors; and
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances.

These factors, many of which are discussed in more detail below, could harm our financial condition, results of operations and ability to make distributions to our stockholders.

COVID-19 and its variants have had, and are expected to continue to have, a significant impact on our financial condition and results of operations. The current and uncertain future impact of COVID-19 and its variants, including their effect on the ability or desire of people to travel for leisure or for business, is expected to continue to impact our financial condition, results of operations, cash flows, liquidity, business plans, distributions to our common stockholders and the price of our common stock.

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. The effects of the COVID-19 pandemic and the subsequent COVID-19 variants have significantly disrupted the lodging industry, resulting in historically low occupancy levels. As a result, COVID-19 and its variants have impacted and are expected to continue to impact our business, financial condition, results of operations and cash flows in 2022 and possibly beyond.

As a result of the significant reduction in hotel demand and the health concerns related to COVID-19, in March and April 2020, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at 14 of our hotels. By the end of 2020, all but two of our hotels had resumed operations. As of December 31, 2021, all of our hotels have resumed operations; however, several of our hotels are running at reduced capacity, with select offerings and amenities depending on demand. With hotel operations temporarily suspended or reduced during 2020 and 2021, we were required to use a substantial portion of our available cash to pay hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. We may need to use a portion of our cash in 2022 to fund the cash needs at some of our hotels. Use of the Company’s cash will reduce the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our common and preferred stockholders. We have suspended paying dividends on our common stock in order to conserve cash. We cannot predict how long the COVID-19 pandemic will last or what the long-term impact will be on hotel operations and our cash position.

We incurred $0.4 million and $34.3 million of additional expenses as a result of the COVID-19 pandemic during 2021 and 2020, respectively, related to wages and benefits for furloughed or laid off hotel employees. These additional expenses were offset by $1.4 million and $5.2 million during 2021 and 2020, respectively, in employee retention tax credits and various industry grants received by our hotels. We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19 or its variants.

While operations improved in 2021 as compared to 2020, our hotels continue to operate well below pre-pandemic levels. During 2021, leisure demand was the dominant source of business at many of our hotels, while business transient demand and group demand both improved as compared to 2020, but remained well below leisure demand. We believe that the return of traditional business transient and group business will ultimately depend on the speed of vaccine distribution, the management and control of COVID-19 and its variants, and the degree and speed to which business returns.

The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented, and we have limited visibility to predict future operations. We may determine in the future that it is in the best interest of our Company, guests and employees to temporarily suspend operations at some or all of our hotels. Declines in demand trends, occupancy and the average daily rate at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.

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

The market price of our common stock has been and may continue to be negatively affected by the impact of the COVID-19 pandemic on our hotel operations and future earnings. To the extent COVID-19 continues to adversely affect our business, results of operations, cash flows and financial condition, it may also have the effect of heightening many of the other risks described herein.

We own primarily urban and resort destination hotels that we consider to be Long-Term Relevant Real Estate® in an industry that is highly competitive.

The lodging industry is highly competitive. Our hotels compete with other hotels and alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb on the basis of location, room rates, physical attributes, service levels, brand affiliation and reputation, among many other factors. New hotels may be constructed, creating new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors may have hotels that are better located, have a stronger reputation, or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations and limit or slow our future growth. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating Long-Term Relevant Real Estate® when compared to other classes of hotels.

In addition, we face competition for the acquisition of LTRR®, and we may not be successful in completing hotel acquisitions that meet our criteria, which may impede our business strategy. Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners who are engaged in the acquisition of hotels. We also rely on the foregoing entities as potential purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, owners of our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

We believe that both new hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to the negative effects of the COVID-19 pandemic on the economy and the lodging industry. We are unable to predict certain market changes including changes in the supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

In the past, events beyond our control, including economic slowdowns, global pandemics, natural disasters, civil unrest and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, including those caused by global pandemics, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to pandemic-related travel restrictions, financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs, and decreases in airline capacity may reduce the demand for our hotel rooms.

We own five hotels located in seismically active areas of California and five hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii, and Louisiana). In addition, we own eight hotels that are located in concentrated business sectors in major cities such as Boston, Chicago, San Diego, San Francisco and Washington DC that may be subject to higher-than-normal risk of terrorist attacks. We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms, and there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our hotels. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters or terrorist attacks resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors, and any such disruption could reduce our expected revenue, increase our expenses, compromise confidential information, damage our reputation, increase our potential liability and adversely affect our common stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the internet, to access, process, transmit and store electronic customer and financial information. The systems operated by our third-party managers and franchisors require the collection and retention of large volumes of our hotel guests’ personally identifiable information, including credit card numbers. Our third-party managers and franchisors may store and process such proprietary and customer information on systems located at our hotels and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. In addition to the systems operated by our third-party managers and franchisors, we have our own corporate technologies and systems to support our corporate business.

Certain of our third-party managers and their service providers have publicly released statements disclosing cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems and other sensitive databases, some of which have or may have impacted our hotels and guests who have used our hotels' services or amenities. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. Our information network and systems and the information networks and systems used by our third-party managers and franchisors can be vulnerable to threats such as: system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks; cyber-terrorism; viruses, worms, ransomware or other malicious software programs; and employee error, negligence or fraud. Any compromise of the function, security and availability of our network and systems or the networks and systems of our third-party managers and franchisors could result in disruptions to operations, misappropriated or compromised confidential hotel or hotel guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations, damage to our reputation or the reputations of our third-party managers and franchisors, increased costs and lower margins. The costs to us to eliminate or alleviate cyber or other security problems could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any of these events could adversely affect our financial results, common stock price and reputation, lead to unauthorized disclosure of confidential information, result in misstated financial reports, monetary losses or regulatory penalties and subject us to potential litigation and liability.

Portions of our information technology infrastructure or that of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems installation, integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data, or may procure hardware or operating system software and applications from third-party suppliers that may contain defects in design or manufacture, which could cause business disruptions and be more expensive, time consuming and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels or to deliver to us timely and accurate financial information.

Although we have taken steps to protect the security of our information systems and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies, or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, spoofed emails, phishing attacks, computer viruses, cyber extortionists or attacks by hackers. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.

Our third-party managers and franchisors carry cyber insurance policies to protect and offset a portion of the potential costs that may be incurred from a security breach. Additionally, we currently have a cyber insurance policy to cover breaches of our corporate infrastructure and systems and to provide supplemental coverage above the coverage carried by our third-party managers and franchisors. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Our policy is subject to limits and sub-limits for certain types of claims, and we do not expect that this policy will cover all of the losses that we could experience from these exposures. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2021, our 16 Hotels were geographically concentrated in California, Florida, Hawaii and Massachusetts as follows:

		Percentage of	Percentage of Total 2021
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	32%	34%
Florida	2	12%	13%
Hawaii	1	7%	23%
Massachusetts	2	18%	14%

The concentration of our hotels in California, Florida, Hawaii and Massachusetts exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology and financial industries. It is also possible that because of our California, Florida, Hawaii and Massachusetts concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

We face possible risks associated with the physical and transitional effects of climate change.

We disclose climate-related risks in our Corporate Responsibility Report in alignment with the recommendations made in 2017 by the TCFD. We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our coastal markets could experience increases in storm intensity and rising sea-levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks.

We are subject to the risks associated with the transitional effects of climate change to a low carbon scenario, which can include increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for Environmental and Social disclosures and increased costs to manage the shift in consumer preferences. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental laws and regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or increased operating costs. Climate change may also affect our business by the shift in consumer preferences for sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of litigation losses and catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution, climate change or other environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessor, franchisors and managers.

Five of our hotels are located in California, which has been historically at greater risk to certain acts of nature (such as wildfires, earthquakes and mudslides) than other states. In addition, a total of five hotels are located in Florida, Hawaii and Louisiana, which each have an increased potential to experience strong winds, tropical storms and hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel. Acts of nature that do not result in physical loss at our hotels could diminish the desirability of our hotel’s location, resulting in less demand by travelers.

Property and casualty insurance, including coverage for terrorism, can be difficult or expensive to obtain. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our hotels at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, fire, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we are unable to obtain adequate insurance on our hotels for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have to our ground lessor, franchisors and managers which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could harm our financial condition and results of operations.

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

Group contract business and room nights generated by large corporate transient customers can significantly impact our hotels’ operating results. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. Some of these contracts and events may also be cancelled (such as occurred in 2020 and 2021 due to the COVID-19 pandemic), which could reduce our expectations for future revenues or result in potential litigation in order to collect cancellation fees. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

The need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected by the increased use of business-related technology.

During 2020 and 2021, the COVID-19 pandemic caused a significant decrease in business-related travel as companies turned to virtual meetings in order to protect the health and safety of their employees. While business transient demand improved in 2021 as compared to 2020, it remained well below pre-pandemic levels. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in further decreases in business travel as companies become accustomed to the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Rising operating expenses or low occupancy rates could reduce our cash flow and funds available for future distributions.

Our hotels, and any hotels we buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. For example, during 2020 and 2021, operations at many of our hotels were either temporarily suspended or reduced due to the COVID-19 pandemic, and we were required to fund hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Our hotels have in the past been, and may in the future be, subject to increases in real estate and other tax rates, utility costs, operating expenses including labor and employee-related benefits, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and funds available for future distributions.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2020 and 2021, we deferred a portion of our portfolio’s planned non-essential capital improvements in order to preserve additional liquidity in light of the COVID-19 pandemic. We did, however, invest $63.7 million and $51.4 million on capital improvements to our hotel portfolio in 2021 and 2020, respectively. We accelerated specific capital investment projects in order to take advantage of the COVID-19-related suspended operations and the low demand environment at several hotels to perform otherwise extremely disruptive capital projects. In addition, in 2021, we began a substantial renovation of the Renaissance Washington DC associated with the hotel’s rebranding to The Westin Washington DC. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Delays we encounter in the selection, acquisition, renovation, repositioning and development of hotel properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Renovation or repositioning programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

Accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods. Should any of our assumptions or estimates be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations or cause us to incur an impairment charge.

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data and replacement cost data. In addition, we make significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates and occupancy. We also engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from the actual results achieved in future periods. Should our allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations. In addition, should any of our allocations overstate our assets, we may be at risk of incurring an impairment charge.

The acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. In 2021, we determined that both of the hotels we acquired qualified as asset acquisitions. The result of our 2021 analyses, and any future analyses, affects both our balance sheet and our statement of operations as transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead. Also, asset acquisitions are not subject to a measurement period, as are business combinations. Should the conclusions of our 2021 transactions and any future transactions as the purchase of a business or an asset be incorrect, our assets and our expenses may be overstated or understated.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer.

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

Our recently sold or acquired hotels, as well as hotels we may sell or acquire in the future, may be subject to unknown or contingent liabilities for which we may be liable to the buyers or for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under our transaction agreements related to the sale or purchase of a hotel may survive for a defined period of time after the completion of the transaction. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guarantee that we will not be obligated to reimburse buyers for their losses or that we will be able to recover any amounts with respect to losses due to breaches by sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could adversely affect our operating results and cash flows.

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

As part of our ongoing portfolio management strategy, on an opportunistic basis, we may selectively sell hotel properties that we believe do not meet our criteria of LTRR®. We may also selectively sell hotels that no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. We may not be successful in completing the sale of a hotel or a portfolio of hotels, which may negatively impact our business strategy. Hotel sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, seller financing, franchise agreements, ground leases and other agreements. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of a sale will fail to occur for these or any other reasons.

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

Because three of our hotels are subject to ground, building or airspace leases with unaffiliated parties, termination of these leases by the lessors for any reason, including due to our default on the lease, could cause us to lose the ability to operate these hotels altogether and to incur substantial costs in restoring the premises.

Our rights to use the underlying land, building or airspace at three of our hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2021, the terms of these ground, building and airspace leases (including renewal options) range from approximately 22 to 76 years. After our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022, we will no longer be obligated under a building lease, and the terms of our remaining ground and airspace leases (including renewal options) will range from approximately 22 to 50 years.

All of the leases contain provisions that increase the payments due to the lessors. Any market-based increases to the payments due to our lessors could be substantial, resulting in a decrease to our profitability: the airspace lease increases at regular intervals by 10%; and the ground and building leases increase at regular intervals as determined by the applicable Consumer Price Index.

Any pledge of our interest in a ground, building or airspace lease may also require the consent of the applicable lessor and its lenders. As a result, in the future, we may not be able to sell, assign, transfer or convey our lessee’s interest in a hotel subject to our remaining ground or airspace lease absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the remaining ground or airspace leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof may exceed available insurance proceeds.

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

As of December 31, 2021, our third-party managers consisted of Marriott, Crestline, IHR, Davidson, Four Seasons, Highgate, Hilton, Hyatt, Montage and Singh. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement.

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

We are subject to risks associated with our operator’s employment of hotel personnel, which could increase our expenses or expose us to additional liabilities.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are still subject to many of the costs and risks generally associated with the hotel labor force. Increases in minimum wages, or changes in work rules, could negatively impact our operating results. Additionally, from time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We generally do not have the ability to affect the outcome of these negotiations.

A substantial number of our hotels operate under a brand owned by Marriott, Hilton or Hyatt. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

As of December 31, 2021, all but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

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

Claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses.

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

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West, New Orleans and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and the California counties of Napa and Sonoma). We can provide no assurances that our cash flows will be sufficient to cover any shortfalls that occur as a result of these seasonal fluctuations. Seasonal fluctuations in revenue could adversely affect our business, financial conditions, results of operations and our ability to make distributions to our stockholders or to fund our debt service.

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

Certain of our hotels have in the past become impaired and additional hotels may become impaired in the future.

We periodically review the fair value of each of our hotels for possible impairment. For example, in 2021, we recorded an impairment loss of $2.7 million due to Hurricane-Ida-related damage at the Hilton New Orleans St. Charles, and in 2020, we identified indicators of impairment at three hotels we subsequently sold, the Hilton Times Square, the Renaissance Westchester and the Renaissance Harborplace. Indicators of impairment at the Hilton Times Square and the Renaissance Westchester related to deteriorating profitability exacerbated by the effects of the COVID-19 pandemic on our expected future operating cash flows, resulting in us recording impairment losses of $107.9 million and $18.7 million, respectively, on the two hotels. In addition, during 2020 we recorded an impairment loss of $18.1 million on the Renaissance Harborplace as the fair value less hotel sale costs was lower than the hotel’s carrying value. In the future, additional hotels may become impaired, which may adversely affect our financial condition and results of operations.

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

Because all but two of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our debt instruments.

As of December 31, 2021, all of our hotels except the Boston Park Plaza and the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our debt instruments. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

A portion of the space in many of our hotels is leased to third-party tenants for retail or restaurant purposes. At times, we hold security deposits in connection with each lease, which may be applied in the event that a tenant under a lease fails or is unable to make its rent payments. In the event that a tenant continually fails to make rent payments, we may be able to apply the tenant’s security deposit to recover a portion of the rents due; however, we may not be able to recover all rents due to us, which may harm our operating results. During 2021 and 2020, we entered into several rent abatement and rent deferral agreements with tenants at our hotels who were negatively affected by the temporary suspensions and reduced operations at our hotels due to the COVID-19 pandemic. If these tenants are unable to make their deferred rent payments once they become due in 2022, it may harm our operating results. Additionally, the time and cost associated with re-leasing our retail space could negatively impact our operating results.

We rely on our corporate and hotel senior management teams, the loss of whom could cause us to incur costs and harm our business.

Our continued success will depend to a significant extent on the efforts and abilities of our corporate and hotel senior management teams. These individuals are important to our business and strategy and to the extent that any of them departs, we could incur severance or other costs. The loss of any of our executives could also disrupt our business and cause us to incur additional costs to hire replacement personnel.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Due to the COVID-19 pandemic, we temporarily closed our corporate office in March 2020 in order to comply with California’s governmental directives and to safeguard our employees. In July 2021, we allowed fully-vaccinated employees to return to our corporate office in accordance with California Department of Public Health guidelines. Whether working remotely or in our corporate office, our employees have continued to maintain effective internal control over financial reporting and disclosure controls and procedures. If we discover deficiencies in our internal controls, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Risks Related to Our Debt and Financing

As of December 31, 2021, we had approximately $611.4 million of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2021, approximately $490.4 million matures over the next five years ($19.4 million in 2022 (assuming we exercise our remaining one-year option to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2022 to December 2023), $308.9 million in 2023, $72.1 million in 2024, zero in 2025 and $90.0 million in 2026). The $490.4 million in debt maturities due over the next five years does not include $2.0 million of scheduled amortization payments due in 2022, or $2.1 million and $2.0 million in 2023 and 2024, respectively. We have no scheduled amortization payments currently due in 2025 and 2026; however, this may be subject to change if we refinance our existing debt. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2021, we had $0.2 million in outstanding letters of credit.

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

In July 2020 and December 2020, we completed amendments to the agreements governing our unsecured debt, which includes our revolving credit facility, term loans and senior notes, providing financial covenant relief through the first quarter of 2022, with the first quarterly covenant test as of the period ended March 31, 2022. In November 2021, we further amended our unsecured debt agreements, which extended our covenant relief period through the end of the third quarter of 2022, with the first quarterly covenant test as of the period ended September 30, 2022, subject to the satisfaction of certain conditions. Due to the negative impact of the COVID-19 pandemic on our operations throughout 2020 and 2021 and its expected impact into 2022, it is possible that we may not meet the terms of our unsecured debt financial covenants once such covenants are effective again in 2022. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

As of December 31, 2021, our secured debt consists of a $220.0 million loan secured by the Hilton San Diego Bayfront and a $78.1 million loan secured by the JW Marriott New Orleans. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements as a REIT.

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

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. These provisions were triggered for the loans secured by the Embassy Suites La Jolla (prior to its sale in December 2021), the JW Marriott New Orleans in January 2021 and the Hilton San Diego Bayfront in May 2021. As of December 31, 2021, no excess cash was held in lockbox accounts for the benefit of the lenders. The cash trap provisions triggered on these loans will remain until the hotels reach profitability levels that terminate the cash traps.

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

As of December 31, 2021, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Interest on the Hilton San Diego Bayfront loan is calculated using the London Inter-bank Offered Rate (“LIBOR”), at a blended rate of one-month LIBOR plus 105 basis points, subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2022. The LIBOR interest rate swaps associated with our unsecured Term Loan 1 maturing in September 2022 and our unsecured Term Loan 2 maturing in January 2023 were fixed to a LIBOR rate of 1.591% and 1.853%, respectively. In addition, while we have no amount outstanding under our credit facility as of December 31, 2021, any future draws on the credit facility will be subject to interest at a rate ranging from 140 to 240 basis points over LIBOR. As part of the 2020 amendments to our unsecured debt agreements, a 25-basis point LIBOR floor was added for the remaining term of the term loan facilities and our credit facility. Any replacement of LIBOR as the basis on which interest on our variable-rate debt, amounts outstanding under our credit facility or interest rate swaps is calculated may harm our financial results, profitability and cash flows.

In 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that LIBOR is to be replaced by the end of 2021 with “a more reliable alternative.” In addition, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan and create an implementation plan with metrics of success and a timeline. The ARCC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts. In March 2021, the United Kingdom Financial Conduct Authority announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2021, our closing daily stock price fluctuated from a low of $10.25 to a high of $13.57. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

Distributions to our common stockholders may vary.

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

During the past three years, we paid quarterly cash dividends on our common stock as follows:

	2019	2020	2021	2022
January	$0.54	$0.59	$0.00	$0.00
April	$0.05	$0.05	$0.00
July	$0.05	$0.00	$0.00
October	$0.05	$0.00	$0.00

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

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. We have previously received private letter rulings from the IRS regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements. Since then, the IRS issued Revenue Procedure 2017-45, allowing REITs to limit the cash component of their dividends to a maximum of 20% cash if certain procedures are followed. More recently, the IRS issued Revenue Procedure 2021-53, temporarily reducing the cash component of a REIT’s dividends to a maximum of 10% cash. However, we have no assurance that the IRS will continue to provide such relief in the future; in which case, we may make cash/common stock distributions prior to receiving a private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

Shares of our common stock that are or become available for sale could affect the share price.

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 1,668,397 shares remained available for future issuance as of December 31, 2021.

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

Our board of directors determines our significant corporate policies, including those related to acquisitions, financing, borrowing, qualification as a REIT and distributions to our stockholders. These policies may be amended or revised at any time at the discretion of our board of directors without the consent of our stockholders. Any policy changes could have an adverse effect on our financial condition, results of operations, the trading price of our common stock and our ability to make distributions to our common and preferred stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2021:

Hotel	City	State	Chain Scale Segment	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Four Seasons Resort Napa Valley	Calistoga	California	Luxury	Full Service	85	Four Seasons
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	IHR
Hilton San Diego Bayfront (1) (2)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hyatt Centric Chicago Magnificent Mile (1) (3)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	415	Marriott
Montage Healdsburg	Healdsburg	California	Luxury	Full Service	130	Montage
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	Full Service	175	Singh
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
The Bidwell Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	258	IHR
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	547	Marriott

Total number of rooms					8,544
(1)	Subject to a ground, building or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space fronting Canal Street that is not integral to the hotel’s operations.
(2)	75% ownership interest.
(3)	Hotel classified as held for sale as of December 31, 2021, and subsequently sold in February 2022.

Item 3.	Legal Proceedings

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

As of February 7, 2022, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

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

In February 2021, the Company’s board of directors reauthorized the existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. The 2021 stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

Fourth Quarter 2021 Purchases of Equity Securities:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2021 — October 31, 2021	—	$—	—	$500,000,000
November 1, 2021 — November 30, 2021	—	—	—	$500,000,000
December 1, 2021 — December 31, 2021	—	—	—	$500,000,000
Total	—	$—	—	$500,000,000

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
Operating Data ($ in thousands):
REVENUES
Room	$352,974	$169,522	$767,392	$799,369	$829,320
Food and beverage	83,915	54,900	272,869	284,668	296,933
Other operating	72,261	43,484	74,906	75,016	67,385
Total revenues	509,150	267,906	1,115,167	1,159,053	1,193,638
OPERATING EXPENSES
Room	98,723	76,977	202,889	210,204	213,301
Food and beverage	79,807	63,140	186,436	193,486	201,225
Other operating	14,399	7,636	16,594	17,169	16,392
Advertising and promotion	31,156	23,741	54,369	55,523	58,572
Repairs and maintenance	33,898	27,084	41,619	43,111	46,298
Utilities	20,745	17,311	27,311	29,324	30,419
Franchise costs	11,354	7,060	32,265	35,423	36,681
Property tax, ground lease and insurance	64,139	76,848	83,265	82,414	83,716
Other property-level expenses	71,415	49,854	130,321	132,419	138,525
Corporate overhead	40,269	28,149	30,264	30,247	28,817
Depreciation and amortization	128,682	137,051	147,748	146,449	158,634
Impairment losses	2,685	146,944	24,713	1,394	40,053
Total operating expenses	597,272	661,795	977,794	977,163	1,052,633

Interest and other income (loss)	(343)	2,836	16,557	10,500	4,340
Interest expense	(30,898)	(53,307)	(54,223)	(47,690)	(51,766)
Gain on sale of assets	152,524	34,298	42,935	116,961	45,474
(Loss) gain on extinguishment of debt, net	(57)	6,146	—	(835)	(824)
Income (loss) before income taxes and discontinued operations	33,104	(403,916)	142,642	260,826	138,229
Income tax (provision) benefit, net	(109)	(6,590)	151	(1,767)	7,775
Income (loss) from continuing operations	32,995	(410,506)	142,793	259,059	146,004
Income from discontinued operations, net of tax	—	—	—	—	7,000

NET INCOME (LOSS)	32,995	(410,506)	142,793	259,059	153,004
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,303	5,817	(7,060)	(8,614)	(7,628)
Preferred stock dividends and redemption charges	(20,638)	(12,830)	(12,830)	(12,830)	(12,830)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,660	$(417,519)	$122,903	$237,615	$132,546
Income (loss) from continuing operations attributable to common stockholders per diluted common share	$0.06	$(1.93)	$0.54	$1.05	$0.56
Distributions declared per common share	$—	$0.05	$0.74	$0.69	$0.73
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1) (2)	$2,720,016	$2,461,498	$2,872,353	$3,030,998	$3,106,066
Total assets (2)	$3,041,049	$2,985,717	$3,918,974	$3,972,833	$3,857,812
Total debt, net	$609,435	$744,789	$971,063	$977,063	$982,759
Total liabilities (2)	$801,275	$896,338	$1,297,903	$1,261,662	$1,275,634
Equity	$2,239,774	$2,089,379	$2,621,071	$2,711,171	$2,582,178
(1)	Does not include hotels which have been classified as held for sale.
(2)	Amounts have not been retrospectively adjusted to reflect the adoption of Accounting Standards Codification, “Leases (Topic 842)” on January 1, 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. A discussion and analysis of the year ended December 31, 2020 as compared to the year ended December 31, 2019 is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2021, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust. A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC, which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own hotels that we consider to be LTRR® in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of December 31, 2021, we had interests in 17 hotels (the “17 Hotels”), one of which was considered held for sale (Hyatt Centric Chicago Magnificent Mile), leaving 16 hotels currently held for investment. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our hotels are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

The following tables summarize our total portfolio and room data from January 1, 2020 through December 31, 2021:

	2021	2020
Portfolio Data—Hotels
Number of hotels—beginning of year	17	20
Add: Acquisitions	2	—
Less: Dispositions	(2)	(3)
Number of hotels—end of year	17	17

	2021	2020
Portfolio Data—Rooms
Number of rooms—beginning of year	9,017	10,610
Add: Acquisitions	215	—
Add: Room expansions	—	9
Less: Dispositions	(688)	(1,602)
Number of rooms—end of year	8,544	9,017
Average rooms per hotel—end of year	503	530

COVID-19 Impact and Response

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at 14 of our hotels. As of December 31, 2021, all of our hotels were open and operating.

Our asset management team has worked closely with each hotel’s third-party manager to create detailed operating plans, including adherence to safety precautions developed by the Center for Disease Control and Prevention and other public health experts. We continue to closely monitor the safety measures at our hotels, including frequent and enhanced cleaning and sanitation, contactless check-in, the use of personal protective equipment by hotel employees and guests and increased physical distancing throughout each hotel in accordance with federal and local guidelines and mandates.

During 2021, leisure demand was the dominant source of business at many of our hotels, while business transient and group demand both improved as compared to 2020, but remained well below pre-pandemic levels. We believe that the return of traditional business transient and group business will ultimately depend on the speed of vaccine distribution, the management and control of COVID-19 and its variants and the degree and speed to which business returns. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented, and we have limited visibility to predict future operations.

Following widespread layoffs and furloughs, our hotels are hiring again; however, some of our hotels have experienced challenges recalling workers. To attract and retain talented workers, many of our hotels are holding hiring events and offering sign-on or retention bonuses. In select competitive areas, our hotels are offering increased wages in line with the market. In addition, some of our hotels have increased flexibility and benefits to help attract and retain leadership talent. While hiring improved slightly in the second half of 2021, the COVID-19 Omicron variant negatively impacted the availability of employees, and we expect the labor challenges will continue in 2022.

2021 Summary

Demand. Occupancy during 2021 and 2020 at the 15 hotels we owned during both years (the “Existing Portfolio”) was as follows:

	January	February	March	April	May	June	July	August	September	October	November	December
2021	12.9%	22.3%	29.2%	38.8%	45.7%	50.4%	62.3%	50.8%	49.9%	56.2%	55.9%	55.5%
2020	72.1%	78.8%	28.3%	1.1%	1.7%	2.6%	5.8%	9.8%	15.9%	15.2%	19.0%	12.6%

Since our Existing Portfolio’s COVID-19-related occupancy low point of 1.1% in April 2020, we have experienced steady improvements in hotel demand. Following strong demand over most of the summer, leisure travel moderated in August and September 2021 due to concerns regarding the Delta variant, extreme weather conditions across the country and the beginning of the school year. During the fourth quarter of 2021, leisure demand again accelerated, particularly around the holidays. We began to see improvements in business transient demand and group demand during the second half of 2021, as events at our hotels increased across our portfolio and started to become a more meaningful contributor to occupancy. We also began to see events with more guests and events that took place over longer periods of time. We expect the demand recovery to extend past 2021; although, the introduction of the Omicron variant impacted business during the fourth quarter of 2021 and is expected to impact 2022 business transient and group demand. We continue to be encouraged by future group bookings, which leads us to believe that our portfolio will continue to improve in 2022 and 2023.

Significant Renovations. During 2021, we took advantage of the COVID-19 pandemic-induced low demand to accelerate several capital projects that would have otherwise been highly disruptive to hotel operations. At the Boston Park Plaza, we completed the addition of a new 7,000 square foot meeting space that will give the hotel incremental capacity to host in-house group business and reduce the hotel’s reliance on citywide events. At the Wailea Beach Resort, we installed solar panels on the main roof and tower roof, allowing the hotel to offset energy usage. At the Hilton San Diego Bayfront, we reinvented the ground floor food and beverage offerings, including the addition of a market concept that we anticipate will provide a better guest experience at a higher profit margin. In addition, we converted unused space into 6,800 square feet of new waterfront meeting space. At the Renaissance Washington DC, we remodeled the ballroom and meeting space in connection with the hotel’s transformation to the soon-to-be-rebranded Westin Washington DC. In the first quarter of 2022, we will begin the next step in the hotel’s transformation, the renovation of all guestrooms and an enhancement of the lobby layout and design.

Acquisitions. In April 2021, we purchased the fee-simple interest in the Montage Healdsburg, located in California, for $265.0 million, excluding closing costs. We funded this acquisition through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.3 million, as well as $198.8 million of cash on hand.

In December 2021, we purchased the fee-simple interest in the Four Seasons Resort Napa Valley, located in California, for $177.5 million, excluding closing costs. We funded this acquisition through a combination of cash on hand and $110.0 million borrowed under our credit facility.

Dispositions. During 2021, we sold two hotels. In October 2021, we sold the Renaissance Westchester for gross proceeds of $18.8 million, excluding closing costs, and recorded a net gain of $3.7 million on the sale. In December 2021, we sold the Embassy Suites La Jolla for gross proceeds of $226.7 million, excluding closing costs, and recorded a net gain of $148.8 million on the sale.

Debt Transactions. In July and December 2020, we completed amendments to our unsecured debt, consisting of the credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Among other provisions, the Unsecured Debt Amendments included a waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022. In July 2021, we amended the Unsecured Debt Amendments, which removed certain restrictions in place during the covenant waiver period ending March 31, 2022. The restrictions removed include the limitation on the aggregate value of unencumbered hotel acquisitions we can complete and, provided that an event of default has not occurred, the requirement to prepay our unsecured debt using net proceeds received from asset sales or equity issuances. In November 2021, we further amended the Unsecured Debt Agreements, providing financial covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022, subject to the satisfaction of certain conditions.

In November and December 2021, we drew a total of $110.0 million under the credit facility to fund a portion of our purchase of the Four Seasons Resort Napa Valley. We repaid the outstanding balance of $110.0 million in December 2021, resulting in zero outstanding under the credit facility and $500.0 million of capacity available for additional borrowing under the facility as of December 31, 2021.

In December 2021, we paid $65.6 million on our Term Loan 1 and $11.1 million on our Term Loan 2, resulting in a Term Loan 1 balance of $19.4 million and a Term Loan 2 balance of $88.9 million as of December 31, 2021.

In December 2021, we entered into an agreement with the lender to extend the maturity of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2022. In addition, we purchased an interest rate cap derivative for $0.1 million that will continue to cap the floating rate interest on the loan at 6.0% until December 2022.

In December 2021, we assigned the note secured by the Embassy Suites La Jolla, which had an outstanding balance of $56.6 million, to the hotel’s buyer in conjunction with the sale of the hotel.

For more details on our 2021 debt transactions, see “Liquidity and Capital Resources” below.

Capital Transactions. As noted above, in April 2021, we issued 2,650,000 shares of our Series G preferred stock, which is callable at a redemption price of $25.00 per share plus accrued and unpaid dividends by us at any time. The Series G preferred stock accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on our investment in the hotel. The Series G preferred stock is not convertible into any other security.

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

In June 2021, we utilized our February 2017 At The Market (“ATM”) Program to issue 2,913,682 shares of our common stock for gross proceeds of $38.4 million, leaving $137.0 million available for sale under the February 2017 ATM Program.

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

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses. Additionally, this category includes COVID-19-related wages and benefits for furloughed or laid off hotel employees, net of employee retention tax credits and industry grants received by our hotels;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements and FF&E, along with amortization on our finance lease right-of-use asset, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects or any hurricane-related property damage.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	(Loss) gain on extinguishment of debt, net which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred, or gains related to the resolution of contingencies on extinguished debt;

●	Income tax (provision) benefit, net which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	(Income) loss from consolidated joint venture attributable to noncontrolling interest, which includes net (income) loss attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends and redemption charges, which includes dividends accrued on our Series E preferred stock and Series F preferred stock until their redemptions in June 2021 and August 2021, respectively, as well as dividends accrued on our Series G preferred stock, Series H preferred stock and Series I preferred stock, along with any redemption charges on preferred stock redemptions made in excess of carrying values.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, we do not have a Comparable Portfolio due to the temporary suspension of operations at certain hotels and the incurrence of various extraordinary and non-recurring items. Comparisons between the year ended December 31, 2021 to the same period in 2020 are not meaningful;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and liabilities; the cash component of ground lease expense for our finance lease obligation that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and liabilities); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of contract intangibles; real estate-related amortization of right-of-use assets and liabilities; noncash interest on our derivative and finance lease obligation; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and

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

●	Demand. The demand for lodging generally fluctuates with the overall economy. During 2020, COVID-19 and the related government and health official mandates in many markets virtually eliminated demand across our portfolio. Since our Existing Portfolio’s COVID-19-related occupancy low point of 1.1% in April 2020, hotel demand steadily improved to a high point of 62.3% in July 2021 as vaccination rates accelerated, travel restrictions decreased and people released their pent up desire to travel. While demand has improved significantly since 2020, it remains lower than pre-COVID-19 levels. We cannot predict when or if the demand for our hotel rooms will return to pre-COVID-19 levels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that both new full-service hotel construction and new hotel openings will be delayed or even cancelled in the near-term due to COVID-19’s effect on the economy.

●	Revenues and Expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2021 and 2020, including the amount and percentage change in the results between the two periods.

	2021	2020	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$352,974	$169,522	$183,452	108.2%
Food and beverage	83,915	54,900	29,015	52.9%
Other operating	72,261	43,484	28,777	66.2%
Total revenues	509,150	267,906	241,244	90.0%
OPERATING EXPENSES
Hotel operating	354,221	299,797	54,424	18.2%
Other property-level expenses	71,415	49,854	21,561	43.2%
Corporate overhead	40,269	28,149	12,120	43.1%
Depreciation and amortization	128,682	137,051	(8,369)	(6.1)%
Impairment losses	2,685	146,944	(144,259)	(98.2)%
Total operating expenses	597,272	661,795	(64,523)	(9.7)%

Interest and other income (loss)	(343)	2,836	(3,179)	(112.1)%
Interest expense	(30,898)	(53,307)	22,409	42.0%
Gain on sale of assets	152,524	34,298	118,226	344.7%
(Loss) gain on extinguishment of debt, net	(57)	6,146	(6,203)	(100.9)%
Income (loss) before income taxes	33,104	(403,916)	437,020	108.2%
Income tax provision, net	(109)	(6,590)	6,481	98.3%
NET INCOME (LOSS)	32,995	(410,506)	443,501	108.0%
Loss from consolidated joint venture attributable to noncontrolling interest	1,303	5,817	(4,514)	(77.6)%
Preferred stock dividends and redemption charges	(20,638)	(12,830)	(7,808)	(60.9)%
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,660	$(417,519)	$431,179	103.3%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: In response to the COVID-19 pandemic, we temporarily suspended operations at 14 of our hotels in March and April 2020. As a result, our 2020 revenues and operating expenses were severely impacted as hotel demand was decimated by the COVID-19 pandemic. As of December 31, 2021, we have resumed operations at all of our hotels, resulting in increased 2021 revenues and operating expenses as compared to 2020; however, several of our hotels are running at reduced capacity, with select offerings and amenities depending on demand.
●	Hotel Acquisitions: In April 2021 and December 2021, we purchased the Montage Healdsburg and the Four Seasons Resort Napa Valley (the “Two Recently Acquired Hotels”), respectively, resulting in increased 2021 revenues, operating expenses and depreciation expense as compared to 2020.
●	Hotel Dispositions: In October 2021 and December 2021, we sold the Renaissance Westchester and the Embassy Suites La Jolla, respectively. In July 2020 and December 2020, we sold the Renaissance Harborplace and the Renaissance Los Angeles Airport, respectively. Also in December 2020, we assigned our leasehold interest in the Hilton Times Square to the hotel’s mortgage holder. As a result of these five hotel dispositions (the “Five Disposed Hotels”), our 2021 revenues, operating expenses and depreciation expense are not comparable to 2020.

Room Revenue. Room revenue increased $183.5 million, or 108.2%, in 2021 as compared to 2020 as follows:

●	Room revenue at the Existing Portfolio increased $174.8 million. Occupancy increased 2,260 basis points and the average daily room rate increased 10.4%, resulting in a 125.4% increase in RevPAR:

	2021			2020			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	44.3%	$234.03	$103.68	21.7%	$212.00	$46.00	2,260	bps	10.4%	125.4%

Two Recently Acquired Hotels (1)	51.7%	$1,113.40	$575.63	N/A	N/A	N/A	N/A		N/A	N/A
(1)	The newly-developed Montage Healdsburg and Four Seasons Resort Napa Valley opened in December 2020 and October 2021, respectively; therefore, there is no prior year information.

●	The Two Recently Acquired Hotels caused room revenue to increase by $25.4 million.
●	The dispositions of the Five Disposed Hotels caused room revenue to decrease by $16.7 million.

Food and Beverage Revenue. Food and beverage revenue increased $29.0 million, or 52.9%, in 2021 as compared to 2020 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $20.6 million.
●	The Two Recently Acquired Hotels caused food and beverage revenue to increase by $13.2 million.
●	The dispositions of the Five Disposed Hotels caused food and beverage revenue to decrease by $4.8 million.

Other Operating Revenue. Other operating revenue increased $28.8 million, or 66.2%, in 2021 as compared to 2020 as follows:

●	Other operating revenue at the Existing Portfolio increased $26.9 million, primarily due to increases in parking, retail, facility fees and spa revenue. The increases in the Existing Portfolio’s other operating revenue was partially offset by a $10.2 million reimbursement in 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, as compared to a corresponding reimbursement of $10.7 million in 2020.
●	The Two Recently Acquired Hotels caused other operating revenue to increase by $3.9 million.
●	The dispositions of the Five Disposed Hotels caused other operating revenue to decrease by $2.0 million.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $54.4 million, or 18.2%, in 2021 as compared to 2020 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $73.8 million, primarily corresponding to the increases in the Existing Portfolio’s revenues. In addition, hotel operating expenses increased in 2021 due to $4.2 million in Hurricane Ida-related repairs at our New Orleans hotels. The Existing Portfolio’s increase in hotel operating expenses was partially offset by a decrease in COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees which totaled a credit of $0.1 million and expense of $19.8 million for 2021 and 2020, respectively.
●	The Two Recently Acquired Hotels caused hotel operating expenses to increase by $28.6 million.
●	The dispositions of the Five Disposed Hotels caused hotel operating expenses to decrease by $48.0 million, which included $0.3 million and $11.2 million of COVID-19-related expenses consisting of additional wages, benefits and severance for furloughed or laid off hotel employees in 2021 and 2020, respectively.

Other Property-Level Expenses. Other property-level expenses increased $21.6 million, or 43.2%, in 2021 as compared to 2020 as follows:

●	Other property-level expenses at the Existing Portfolio increased $22.8 million, including an $8.0 million increase in management fees related to the increases in the Existing Portfolio’s revenues and $0.7 million in lawsuit settlement costs at the Hilton San Diego Bayfront. In addition, the Existing Portfolio’s other property-level expenses increased in 2021 as compared to 2020 due to COVID-19-related wages and benefits for furloughed or laid off hotel employees. In 2021, other property-level expenses included a credit of $1.2 million, consisting of $1.4 million in employee retention tax credits (“Tax Credits”) received by our hotels, net of additional COVID-19-related wages and benefits for furloughed or laid off hotel employees. In 2020, other property-level expenses included a credit of $2.3 million, consisting of $4.8 million in Tax Credits and various industry grants received by our hotels, net of additional COVID-19-related wages, benefits and severance for furloughed or laid off hotel employees.
●	The Two Recently Acquired Hotels caused other property-level expenses to increase by $6.1 million.
●	The dispositions of the Five Disposed Hotels caused other property-level expenses to decrease by $7.3 million, which included a nominal amount and $0.4 million of COVID-19-related expenses in 2021 and 2020, respectively, consisting of additional wages, benefits and severance for furloughed or laid off hotel employees. The $0.4 million in COVID-19- related expenses in 2020 was net of $0.4 million in Tax Credits received by our hotels.

Corporate Overhead Expense. Corporate overhead expense increased $12.1 million, or 43.1%, during 2021 as compared to 2020, including $11.1 million related to CEO transition costs as well as costs due to the retirement of our chief operating officer. Excluding transition and retirement costs, corporate overhead expense increased $1.0 million in 2021 as compared to 2020 as increased amortization of deferred stock compensation, recruitment expenses and audit fees were partially offset by decreased due diligence expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.4 million, or 6.1%, in 2021 as compared to 2020 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio decreased $2.0 million as reduced expenses due to fully depreciated assets was partially offset by increased depreciation and amortization at our newly renovated hotels.
●	The Two Recently Acquired Hotels caused depreciation and amortization to increase by $7.1 million.
●	The dispositions of the Five Disposed Hotels resulted in a decrease in depreciation and amortization of $13.5 million.

Impairment Losses. Impairment losses totaled $2.7 million in 2021 and $146.9 million in 2020. In 2021, we recorded an impairment loss of $2.7 million on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel.

During 2020, we recorded impairment losses of $144.6 million on three of the Five Disposed Hotels and $2.3 million related to the abandonment of a potential project to expand one of our hotels.

Interest and Other Income (Loss). Interest and other income (loss) totaled a loss of $0.3 million in 2021 as compared to income of $2.8 million in 2020. During 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018, and we recognized $0.1 million in interest income.

During 2020, we recognized $2.6 million in interest income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

Interest Expense. We incurred interest expense as follows (in thousands):

	2021	2020
Interest expense on debt and finance lease obligation	$31,378	$45,441
Noncash interest on derivatives	(3,405)	4,740
Amortization of deferred financing costs	2,925	3,126
Total interest expense	$30,898	$53,307

Interest expense decreased $22.4 million, or 42.0%, in 2021 as compared to 2020 as follows:

Interest expense on our debt and finance lease obligation decreased $14.1 million in 2021 as compared to 2020 primarily due to our 2021 and 2020 debt transactions, including the assignment of the loan secured by the Embassy Suites La Jolla to the hotel’s buyer, our partial repayments of the term loans, the repayment of the loan secured by the Renaissance Washington DC, our partial repayments of the senior notes and our assignment of the loan secured by the Hilton Times Square to the hotel’s mortgage holder, along with decreased interest on our variable rate debt. These decreases were partially offset by the draws on our credit facility and by the amendments on our unsecured debt, which increased the interest rate on our term loans and senior notes. Upon the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022, interest expense on our debt and finance lease obligation will decrease $1.4 million on an annual basis due to the removal of the hotel’s finance lease right-of-use asset and the related finance lease obligation from our consolidated balance sheet.

Noncash changes in the fair market value of our derivatives caused interest expense to decrease $8.1 million in 2021 as compared to 2020.

The amortization of deferred financing costs caused interest expense to decrease $0.2 million in 2021 as compared to 2020.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 3.7% and 3.8% at December 31, 2021 and 2020, respectively. Approximately 64.0% and 70.6% of our outstanding notes payable had fixed interest rates, including the effects of interest rate swap agreements, at December 31, 2021 and 2020, respectively.

Gain on Sale of Assets. Gain on sale of assets totaled $152.5 million and $34.3 million in 2021 and 2020, respectively. In 2021, we recognized a $3.7 million gain on the sale of the Renaissance Westchester and a $148.8 million gain on the sale of the Embassy Suites La Jolla.

In 2020, we recognized a $0.2 million gain on the sale of the Renaissance Harborplace and a $34.1 million gain on the sale of the Renaissance Los Angeles Airport.

(Loss) Gain on Extinguishment of Debt, Net. (Loss) gain on extinguishment of debt, net totaled a net loss of $0.1 million in 2021 and a net gain of $6.1 million in 2020. During 2021, we recognized a loss of $0.4 million related to the write-off of deferred financing fees associated with the repayments of a portion of our term loans and the assignment of the mortgage secured by the Embassy Suites La Jolla to the hotel’s buyer. In addition, we recognized a gain of $0.3 million associated with the assignment of the

Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

During 2020, we recognized a gain of $6.4 million related to the assignment of the Hilton Times Square to the hotel’s mortgage holder. In addition, we recognized a loss of $0.3 million related to the write-off of deferred financing fees associated with the repayments of a portion of our unsecured senior notes and the mortgage secured by the Renaissance Washington DC.

Income Tax Provision, Net. Income tax provision, net was incurred as follows (in thousands):

	2021	2020
Current income tax (provision) benefit, net	$(109)	$825
Change in deferred tax valuation allowance	—	(7,415)
Total income tax provision, net	$(109)	$(6,590)

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In 2021, we recognized a net current income tax provision of $0.1 million, resulting from current state income tax expense.

In 2020, we recognized a net current income tax benefit of $0.8 million, resulting from tax credits and refunds, net of combined current federal and state income tax expense. In addition, we recorded a full valuation allowance of $7.4 million on our deferred tax assets because we were no longer assured that we would be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic would last or what the long-term impact would be on our hotel operations.

Loss from Consolidated Joint Venture Attributable to Noncontrolling Interest. Loss from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled $1.3 million and $5.8 million in 2021 and 2020, respectively.

Preferred Stock Dividends and Redemption Charges. Preferred stock dividends and redemption charges increased $7.8 million, or 60.9%, in 2021 as compared to 2020 due to the issuances of our Series G preferred stock, Series H preferred stock and Series I preferred stock, as well as the redemptions of our Series E preferred stock and Series F preferred stock.

Preferred stock dividends and redemption charges were incurred as follows (in thousands):

	2021		2020
Series E preferred stock	$7,568	(1)	$7,992
Series F preferred stock	5,593	(1)	4,838
Series G preferred stock	619		—
Series H preferred stock	4,246		—
Series I preferred stock	2,612		—
	$20,638		$12,830
(1)	Includes redemption charges of $4.0 million and $2.6 million related to the original issuance costs of the Series E preferred stock and Series F preferred stock, respectively, which were previously included in additional paid in capital.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre, excluding noncontrolling interest; FFO attributable to common stockholders; Adjusted FFO attributable to common stockholders; and Existing Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income (loss), cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Existing Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of contract intangibles. We also believe that our use of Existing Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by acquisitions and dispositions. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the unfavorable tenant lease contracts, recorded in conjunction with our acquisitions of the Boston Park Plaza and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and liabilities: we exclude the amortization of our right-of-use assets and liabilities, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile. We determined that the building lease is a finance lease, and, therefore, we include a portion of the lease payment each month in interest expense. We adjust EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance proceeds or uninsured losses; and other non-recurring identified adjustments.

The following table reconciles our net income (loss) to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net income (loss)	$32,995	$(410,506)
Operations held for investment:
Depreciation and amortization	128,682	137,051
Interest expense	30,898	53,307
Income tax provision, net	109	6,590
Gain on sale of assets, net	(152,442)	(34,298)
Impairment losses - hotel properties	2,685	144,642
EBITDAre	42,927	(103,214)

Operations held for investment:
Amortization of deferred stock compensation	12,788	9,576
Amortization of right-of-use assets and liabilities	(1,344)	(1,260)
Finance lease obligation interest - cash ground rent	(1,404)	(1,404)
Property-level severance	(284)	2,880
Property-level severance related to sold hotels	4,562	8,158
Loss (gain) on extinguishment of debt, net	57	(6,146)
Prior year property tax adjustments, net	(1,384)	(276)
Lawsuit settlement cost	712	—
CEO transition costs	8,791	—
Hurricane-related losses	4,233	—
Impairment loss - abandoned development costs	—	2,302
Noncontrolling interest:
Loss from consolidated joint venture attributable to noncontrolling interest	1,303	5,817
Depreciation and amortization	(3,198)	(3,228)
Interest expense	(661)	(1,194)
Amortization of right-of-use asset and liability	290	290
Lawsuit settlement cost	(178)	—
Impairment loss - abandoned development costs	—	(449)
Adjustments to EBITDAre, net	24,283	15,066
Adjusted EBITDAre, excluding noncontrolling interest7	$67,210	$(88,148)

Adjusted EBITDAre, excluding noncontrolling interest increased $155.4 million, or 176.2%, in 2021 as compared to 2020 primarily due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $129.0 million, or 212.1%, in 2021 as compared to 2020, primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for 2021.
●	The Two Recently Acquired Hotels caused Adjusted EBITDAre to increase by $7.8 million.
●	The Five Disposed Hotels recorded net positive Adjusted EBITDAre of $2.4 million in 2021 as compared to net negative Adjusted EBITDAre of $24.3 million in 2020.

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

The following table reconciles our net income (loss) to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net income (loss)	$32,995	$(410,506)
Preferred stock dividends and redemption charges	(20,638)	(12,830)
Operations held for investment:
Real estate depreciation and amortization	126,182	134,555
Gain on sale of assets, net	(152,442)	(34,298)
Impairment losses - hotel properties	2,685	144,642
Noncontrolling interest:
Loss from consolidated joint venture attributable to noncontrolling interest	1,303	5,817
Real estate depreciation and amortization	(3,198)	(3,228)
FFO attributable to common stockholders	(13,113)	(175,848)

Operations held for investment:
Real estate amortization of right-of-use assets and liabilities	336	376
Noncash interest on derivatives, net	(3,405)	4,740
Property-level severance	(284)	2,880
Property-level severance related to sold hotels	4,562	8,158
Loss (gain) on extinguishment of debt, net	57	(6,146)
Prior year property tax adjustments, net	(1,384)	(276)
Lawsuit settlement cost	712	—
Preferred stock redemption charges	6,640	—
CEO transition costs	8,791	—
Amortization of deferred stock compensation associated with CEO transition costs	1,117	—
Hurricane-related losses	4,233	—
Impairment loss - abandoned development costs	—	2,302
Noncash income tax provision, net	—	7,415
Noncontrolling interest:
Real estate amortization of right-of-use asset and liability	290	290
Noncash interest on derivatives, net	(19)	(27)
Lawsuit settlement cost	(178)	—
Impairment loss - abandoned development costs	—	(449)
Adjustments to FFO attributable to common stockholders, net	21,468	19,263
Adjusted FFO attributable to common stockholders	$8,355	$(156,585)

Adjusted FFO attributable to common stockholders increased $164.9 million, or 105.3%, in 2021 as compared to 2020 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility, issuances of both common and preferred stock and contributions from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, redemptions of our preferred stock, repayments of our credit facility and notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $28.4 million in 2021 as compared to net cash used in operating activities of $116.7 million in 2020. The net increase in cash provided by operating activities in 2021 as compared to 2020 was primarily due to the resumption in operations at our hotels in 2021, combined with an increase in travel demand.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by or (used in) investing activities in 2021 and 2020 was as follows (in thousands):

	2021	2020
Proceeds from sales of assets	$183,553	$166,737
Disposition deposit	4,000	—
Acquisitions of hotel properties and other assets	(363,498)	(1,398)
Renovations and additions to hotel properties and other assets	(63,663)	(51,440)
Payment for interest rate derivative	(80)	(111)
Net cash (used in) provided by investing activities	$(239,688)	$113,788

In 2021, we received total proceeds of $183.6 million from our sales of two hotels, consisting of $17.1 million for the Renaissance Westchester and $166.5 million for the Embassy Suites La Jolla. In addition, we received a deposit of $4.0 million from the buyer of the Hyatt Centric Chicago Magnificent Mile, which we sold in February 2022. These cash inflows were offset as we paid a total of $363.5 million to acquire two hotels and other assets, consisting of $195.6 million for the Montage Healdsburg, $167.7 million for the Four Seasons Resort Napa Valley, and $0.1 million for additional dry boat slips at the Oceans Edge Resort & Marina. We also invested $63.7 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

In 2020, we received total proceeds of $166.7 million from our sales of two hotels, consisting of $76.9 million for the Renaissance Harborplace and $89.9 million for the Renaissance Los Angeles Airport. This cash inflow was partially offset as we paid $1.4 million to purchase additional wet boat and dry boat slips at the Oceans Edge Resort & Marina, invested $51.4 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of our credit facility and notes payable, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2021 and 2020 was as follows (in thousands):

	2021	2020
Proceeds from preferred stock offerings	$215,000	$—
Payment of preferred stock offering costs	(7,287)	—
Redemptions of preferred stock	(190,000)	—
Proceeds from common stock offerings	38,443	—
Payment of common stock offering costs	(784)	—
Repurchases of outstanding common stock	—	(103,894)
Repurchases of common stock for employee tax obligations	(4,877)	(3,992)
Proceeds from credit facility	110,000	300,000
Payments on credit facility	(110,000)	(300,000)
Payments on notes payable	(79,884)	(149,743)
Payments of costs related to extinguishment of debt	—	(27,975)
Payments of deferred financing costs	(397)	(4,361)
Dividends and distributions paid	(13,693)	(156,271)
Distributions to noncontrolling interest	—	(2,000)
Contributions from noncontrolling interest	1,375	2,319
Net cash used in financing activities	$(42,104)	$(445,917)

During 2021, we received total gross proceeds of $215.0 million on our preferred stock offerings, including $115.0 million from the issuance of 4,600,000 shares of our Series H preferred stock and $100.0 million from the issuance of 4,000,000 shares of our Series I preferred stock, and we paid a total of $7.3 million in offering costs on our Series G preferred stock, Series H preferred stock and Series I preferred stock. We used $190.0 million of the proceeds received from our preferred stock offerings to redeem in full all 4,600,000 shares of our Series E preferred stock and all 3,000,000 shares of our Series F preferred stock. In addition, we received gross proceeds of $38.4 million from the issuance of 2,913,682 shares of our common stock under our ATM Program and paid $0.8 million in related offering costs. We also drew $110.0 million from our credit facility and received a $1.4 million contribution from our joint venture partner. These net cash inflows were offset as we paid the following: $4.9 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $110.0 million to repay all amounts outstanding on our credit facility; $79.9 million in principal payments on our notes payable, including $76.7 million to repay a portion of our term loans and $3.2 million in scheduled principle payments on our notes payable; $0.4 million in deferred financing costs related to the amendments on our unsecured debt; and $13.7 million in dividends to our preferred stockholders.

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

Future. While operations have improved in 2021 as compared to 2020, our hotels continue to operate well below pre-pandemic levels. We believe the ongoing effects of the COVID-19 pandemic, including the spread of its variants and labor challenges, on our operations will continue to have a negative impact on our financial results and liquidity in 2022. As previously noted, several of our hotels are operating at reduced, albeit increasing, capacities due to COVID-19; therefore, our traditional source of cash from operating activities has been significantly reduced. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties, including our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 for gross proceeds of $67.5 million, and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance any future asset sales will be successfully completed or that the capital markets will be available to us on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels, capital investments in our hotels, repayment of principal on our notes payable and possibly on our unsecured debt, interest expense, dividends on our preferred stock and acquisitions of hotels or interests in hotels.

At this time, we have not reinstated our common stock dividend and may not need to pay a quarterly common stock dividend in 2022. The resumption in quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. We have taken additional steps to preserve our liquidity, including the deferral of portions of our planned 2021 capital improvements into our portfolio, as well as the temporary suspension of our stock repurchase program.

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

Cash Balance. As of December 31, 2021, our unrestricted cash balance was $120.5 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at our hotels are reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans, and in May 2021 for the loan secured by the Hilton San Diego Bayfront. As of December 31, 2021, no excess cash generated by the hotels was held in lockbox accounts for the benefit of the lenders. The cash trap provisions triggered on these two loans will remain until the hotels reach profitability levels that terminate the cash traps.

Debt. As of December 31, 2021, we had $611.4 million of consolidated debt, $162.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

In July and December 2020, we completed amendments to our unsecured debt, consisting of the credit facility, term loans and senior notes (the “Unsecured Debt Amendments”). Among other provisions, the Unsecured Debt Amendments included a waiver of required financial covenants through the end of the first quarter of 2022, with quarterly testing resuming for the period ending March 31, 2022. In July 2021, we amended the Unsecured Debt Amendments, which removed certain restrictions in place during the covenant waiver period ending March 31, 2022. The restrictions removed include the limitation on the aggregate value of unencumbered hotel acquisitions we can complete and, provided that an event of default has not occurred, the requirement to prepay our unsecured debt using net proceeds received from asset sales or equity issuances. In November 2021, we further amended the Unsecured Debt Agreements, providing financial covenant relief through the end of the third quarter of 2022, with the first quarterly covenant test as of the period ending September 30, 2022, subject to the satisfaction of certain conditions. Additional key terms of the November 2021 Unsecured Debt Amendments include:

●	Following the end of the September 30, 2022 covenant relief period, the original financial covenants will now be phased-in over the following five quarters after the covenant relief period;
●	Provides the Company with the right, exercisable one time each with respect to its term loans, to request an extension of the applicable maturity date by twelve months upon the payment of an extension fee of 0.15% of the principal amount being extended;
●	Following the end of the covenant relief period, certain financial covenants will be modified until January 1, 2024, unless the Company, subject to meeting the original financial covenants, elects to terminate the period on an earlier date;
●	Specifies that various income metrics used to calculate the financial covenants, including Adjusted NOI, Adjusted EBITDA and Fixed Charges (each as defined in the Amended Credit Agreement) will be calculated by annualizing such metrics as more fully set forth in the Amended Credit Agreement for the testing periods commencing September 30, 2022 (or the first testing period if the covenant relief period is terminated early) through September 30, 2023 (or earlier if the covenant relief period is terminated early); and
●	Provides for a floor of $0 for purposes of calculating EBITDA and NOI with respect to any individual hotel from the amendment date to and including March 31, 2022 or, in the event that the senior notes are no longer outstanding, September 30, 2022.

While we currently believe we will meet the terms of our unsecured debt financial covenants once such covenants become effective again in 2022, should a resurgence in COVID-19 case counts or a more invasive variant sufficiently disrupt hotel demand in 2022, it is possible that we may fail to satisfy our unsecured debt financial covenant tests. As noted above, due to COVID-19, several of our hotels are operating at reduced, albeit increasing, capacities. Our future liquidity will depend on the gradual return of guests, particularly group business, to our hotels and the stabilization of demand throughout our portfolio.

In November and December 2021, we drew a total of $110.0 million under the credit facility to fund a portion of our purchase of the Four Seasons Resort Napa Valley. We repaid the outstanding balance of $110.0 million in December 2021. As of December 31, 2021, we had no amount outstanding on the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the credit facility agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In December 2021, we used a portion of the proceeds we received from the sale of the Embassy Suites La Jolla to repay $65.6 million on our Term Loan 1 and $11.1 million on our Term Loan 2, resulting in a Term Loan 1 balance of $19.4 million and a Term Loan 2 balance of $88.9 million as of December 31, 2021.

In December 2021, we exercised our second option to extend the maturity of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2022. In addition, we purchased an interest rate cap derivative for $0.1 million that will continue to cap the floating rate interest on the loan at 6.0% until December 2022. We intend to exercise the remaining one-year option to extend the maturity to December 2023.

In December 2021, we assigned the note secured by the Embassy Suites La Jolla, which had an outstanding balance of $56.6 million, to the hotel’s buyer in conjunction with the sale of the hotel.

As of December 31, 2021, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the floating interest rate at 6.0% until December 2022. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2021, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 14 of which were held by subsidiaries whose interests were pledged to our credit facility as of December 31, 2021. Subsequent to the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022, we have 14 unencumbered hotels, 13 of which are currently held by subsidiaries whose interest are pledged to our credit facility. Our 14 unencumbered hotels include: Boston Park Plaza; Embassy Suites Chicago; Four Seasons Resort Napa Valley; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2021 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$611,437	$21,401	$385,036	$90,000	$115,000
Interest obligations on notes payable (2)	81,452	24,890	30,950	17,349	8,263
Finance lease obligation, including imputed interest (3)	106,608	1,403	2,806	2,806	99,593
Operating lease obligations, including imputed interest (4)	35,954	6,993	14,079	8,984	5,898
Construction commitments	71,737	71,737	—	—	—
Employment obligations	3,521	3,521	—	—	—
Total	$910,709	$129,945	$432,871	$119,139	$228,754

(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which initially matured in December 2020. We have exercised two of three available one-year options to extend. We intend to exercise the remaining one-year option to extend the maturity to December 2023.
(2)	Interest on our variable-rate debt is calculated based on the variable rate at December 31, 2021, and includes the effect of our interest rate derivative agreements. Interest on our unsecured debt is calculated based on a return to the original contracted interest rates once the covenant waiver period ends on September 30, 2022.
(3)	Finance lease obligation relates to the building lease at the Hyatt Centric Chicago Magnificent Mile. We classified this hotel as held for sale as of December 31, 2021 due to its subsequent sale in February 2022. Upon the sale of the hotel in February 2022, we are no longer obligated for this liability.
(4)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $63.7 million in our portfolio and other assets during 2021 and $51.4 million in 2020. As of December 31, 2021, we have contractual construction commitments totaling $71.7 million for ongoing renovations. As noted above, in light of the COVID-19 pandemic, we elected to conserve cash by deferring a portion of our planned 2020 and 2021 non-essential capital improvements into our portfolio. In February 2021, however, we entered into an agreement with Marriott to rebrand the Renaissance Washington DC to The Westin Washington DC, upon substantial completion of a repositioning of the hotel. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of December 31, 2021, our balance sheet includes restricted cash of $24.1 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year. In light of the COVID-19 pandemic, some of our third-party managers suspended the requirement to fund into the FF&E reserves throughout 2021; however, this suspension has since ended, and all FF&E Reserve accounts will be funded in 2022.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West, New Orleans and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and the California counties of Napa and Sonoma). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including the COVID-19 pandemic, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism. Revenues for the Existing Portfolio by quarter for 2019 is provided in the table below (dollars in thousands), which information indicates the consistent seasonality of our results. While 2021 and 2020 revenues for the Existing Portfolio are not comparable to 2019 due to the COVID-19 pandemic and temporary suspension of operations at certain hotels, the information is presented in the table below for illustrative purposes.

	First	Second	Third	Fourth
Revenues:	Quarter	Quarter	Quarter	Quarter	Total
2019
Total revenues	$257,680	$302,896	$281,639	$272,952	$1,115,167
Sold hotel revenues (1)	(38,320)	(50,093)	(47,799)	(45,383)	(181,595)
Non-hotel revenues (2)	(23)	(25)	(22)	(22)	(92)
Existing Portfolio revenues (3)	$219,337	$252,778	$233,818	$227,547	$933,480
Quarterly Existing Portfolio revenues as a percentage of total annual revenues	23.5%	27.1%	25.0%	24.4%	100%

2020
Total revenues	$191,212	$10,424	$28,910	$37,360	$267,906
Sold hotel revenues (1)	(27,769)	(2,835)	(4,700)	(3,260)	(38,564)
Non-hotel revenues (2)	(22)	(2,393)	(4,618)	(3,783)	(10,816)
Existing Portfolio revenues (3)	$163,421	$5,196	$19,592	$30,317	$218,526
Quarterly Existing Portfolio revenues as a percentage of total annual revenues	74.8%	2.4%	9.0%	13.8%	100%

2021
Total revenues	$50,633	$117,210	$167,421	$173,886	$509,150
Non-comparable hotel revenues (4)	—	(10,052)	(15,381)	(17,088)	(42,521)
Sold hotel revenues (1)	(2,161)	(3,716)	(5,535)	(3,634)	(15,046)
Non-hotel revenues (2)	(4,063)	(3,092)	(1,684)	(1,483)	(10,322)
Existing Portfolio revenues (3)	$44,409	$100,350	$144,821	$151,681	$441,261
Quarterly Existing Portfolio revenues as a percentage of total annual revenues	10.1%	22.7%	32.8%	34.4%	100%

(1)	Sold hotel revenues include those generated by the following: the Courtyard by Marriott Los Angeles, sold in October 2019; the Renaissance Harborplace and the Renaissance Los Angeles Airport, sold in July 2020 and December 2020, respectively, as well as the Hilton Times Square, assigned to the hotel’s mortgage holder in December 2020; and the Renaissance Westchester and Embassy Suites La Jolla, sold in October 2021 and December 2021, respectively.
(2)	Non-hotel revenues include the amortization of contract intangibles received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for the second, third and fourth quarters of 2020 include reimbursements to offset net losses of $2.4 million, $4.6 million and $3.8 million, respectively, at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement. Non-hotel revenues for the first, second, third and fourth quarters of 2021 include reimbursements to offset net losses of $4.0 million, $3.1 million $1.7 million and $1.4 million, respectively, at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement.
(3)	Existing Portfolio revenues include those generated by the same 15 hotels we owned during all periods presented.
(4)	Non-comparable hotel revenues include those generated by the Montage Healdsburg and the Four Seasons Resort Napa Valley, acquired in April 2021 and December 2021, respectively.

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food, commodities, taxes, property and liability insurance, utilities and borrowing costs. In addition, our hotel expenses may increase at higher rates than hotel revenue.

Critical Accounting Estimates

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

As of December 31, 2021, 64.0% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at December 31, 2021. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million based on the variable rate at December 31, 2021.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the reports of the Company’s independent registered public accounting firm and the supplementary financial data are included in the Index beginning on page F-1 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Interim CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California
February 23, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2021:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average	Incentive Plan
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding awards	outstanding awards	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan, as amended and restated	⸺	⸺	1,668,397

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

4.5	Description of Securities of the Registrant. *

4.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

4.7	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

4.8	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on July 15, 2021).

4.9

Form of Specimen Certificate of Series H Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

4.10

Form of Specimen Certificate of Series I Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A, filed by the Company on July 15, 2021).

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K, filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K, filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K, filed by the Company on February 23, 2010).

10.4	Form of TRS Lease (incorporated by reference to Exhibit 10.9 to Form 10-K, filed by the Company on February 19, 2015). #

10.5	Fourth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on March 11, 2016).

10.5.1	Fifth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on May 17, 2016).

10.5.2	Sixth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on April 28, 2021).

10.5.3	Seventh Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on May 24, 2021).

10.5.4	Eighth Amended and Restated Limited liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.6	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 5, 2008). #

10.7

Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company). #

10.8	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Form 10-K, filed by the Company on February 19, 2015). #

10.9	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.8 to Form 10-K, filed by the Company on February 19, 2015). #

10.10	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2012). #

10.11

2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended and restated effective November 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 4, 2019). #

10.12	Sunstone Hotel Investors, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2021). #

10.13	Form of Retention Letter with Named Executive Officers (incorporated by reference to Exhibit 10.1, filed by the Company on September 13, 2021). #

10.14

Employment Agreement, dated as of March 2, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Christopher Ostapovicz (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 5, 2021). #

10.15

Amended and Restated Employment Agreement, dated as of March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 5, 2021). #

10.16

Amended and Restated Employment Agreement, dated as of March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on May 5, 2021). #

10.17

Amended and Restated Employment Agreement, dated March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on May 5, 2021). #

10.18

Amended and Restated Employment Agreement, dated March 31, 2020, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert Springer (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on May 5, 2021). #

10.19

Amended and Restated Employment Agreement, dated March 31, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on May 5, 2021). #

10.20

Transition and Separation Agreement, dated March 2, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by the Company on May 5, 2021). #

10.21

Form of Employment Agreement by and between Sunstone Hotel Investors, Inc. and Douglas M. Pasquale (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 13, 2021). #

10.22	Form of Letter Agreement with Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 1, 2021). #

10.23

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 6, 2011).

10.23.1

Second Amendment to Loan Agreement, dated as of August 8, 2014, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, MUFG Union Bank, N.A. as Agent for the Lenders, and MUFG Union Bank, N.A., Compass Bank and CIBC Inc. as Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 4, 2014).

10.24

Credit Agreement, dated April 2, 2015, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, Wells Fargo Bank, National Association, Bank of America, N.A., JPMORGAN Chase Bank, N.A. and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 2, 2015).

10.24.1

Term Loan Supplement Agreement, dated September 3, 2015, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 3, 2015).

10.24.2

Amended and Restated Credit Agreement, dated October 17, 2018, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2018).

10.24.3

First Amendment to Amended and Restated Credit Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 17, 2020).

10.24.4

Second Amendment to Amended and Restated Credit Agreement, dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on December 23, 2020).

10.24.5

Third Amendment to Amended and Restated Credit Agreement, dated July 2, 2021 by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 Form 8-K, filed by the Company on July 8, 2021).

10.24.6

Fourth Amendment to Amended and Restated Credit Agreement, dated November 22, 2021 by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 Form 8-K, filed by the Company on November 26, 2021).

10.25

Note and Guarantee Agreement, dated December 20, 2016, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 10-K, filed by the Company on February 23, 2017).

10.25.1

First Amendment to Note and Guarantee Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 17, 2020).

10.25.2

Second Amendment to Note and Guarantee Agreement, dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on December 23, 2020).

10.25.3

Third Amendment to Note and Guarantee Agreement, dated July 2, 2021, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 8, 2021).

10.25.4

Fourth Amendment to Note and Guarantee Agreement, dated November 22, 2021, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2021).

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification). *

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 23, 2022	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Chairman and Interim Chief Executive Officer	February 23, 2022
Douglas M. Pasquale	(Principal Executive Officer)

/S/ W. BLAKE BAIRD	Director	February 23, 2022
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 23, 2022
Andrew Batinovich

/S/ MONICA S. DIGILIO	Director	February 23, 2022
Monica S. Digilio

/S/ KRISTINA M. LESLIE	Director	February 23, 2022
Kristina M. Leslie

/S/ MURRAY J. MCCABE	Director	February 23, 2022
Murray J. McCabe

/S/ VERETT MIMS	Director	February 23, 2022
Verett Mims

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of hotel properties
Description of the Matter

The Company’s investment in hotel properties, including related lease right-of-use assets, totaled $2.7 billion as of December 31, 2021. As more fully described in Note 2 to the consolidated financial statements, the Company’s accounting policy is to record impairment losses when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those hotel investments are less than the hotel investments’ carrying amount. The impairment recognized is the amount by which the carrying amount of the hotel investment exceed their estimated fair value. The Company evaluates each of its hotel investments for impairment indicators and prepares future undiscounted cash flow estimates to determine if a hotel investment is impaired, if necessary. No single indicator would necessarily result in management preparing an estimate to determine if the future undiscounted cash flows are less than the book value of the hotel investments. Management uses judgment to determine if the severity of any single indicator or when there are a number of indicators of less severity when combined would result in an indication that a hotel investment requires an estimate of undiscounted cash flows to determine if an impairment of a hotel investment has occurred. Once management determines that a hotel investment is impaired, further judgments are required to be made by management to estimate the fair value of the hotel investment.

Auditing management’s impairment assessment of investment in hotel properties was challenging because determining whether events or changes in circumstances indicate that the investment may not be recoverable is highly judgmental due to the high degree of subjectivity in evaluating management’s identification of indicators of impairment and the related assessment of the severity of such indicators. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific hotel properties as determined by management. Such factors included, but were not limited to, significant changes to hotel property operations, management’s ongoing hotel capital investment, ultimate hold period, disposition strategy, and current industry and economic trends. No one set of indicators that trigger a cash flow assessment are common to all hotel investments but are unique to each investment. Changes to management’s identification of indicators of impairment and assessment of the indicator’s severity could have a significant effect on management’s determination of whether the asset needed to be tested for recovery as of December 31, 2021.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the impairment assessment of investment in hotel properties, including controls over management’s identification of indicators of impairment.

We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a hotel property might not be recoverable, and to test management’s assessment of the severity of indicators of impairment for each of the Company’s investment in hotel properties, that included, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies, natural disasters or the effects on the valuation assumptions as a result of the COVID 19 pandemic. As part of our evaluation of indicators of impairment, we considered hotel property operations, management’s hotel capital investment, hold period, disposition strategy, current industry and economic trends and other relevant factors.

Acquisitions of hotel properties
Description of the Matter

During the year ended December 31, 2021, the Company completed the acquisitions of Montage Healdsburg and Four Seasons Resort Napa Valley for an aggregate gross purchase price of $442.5 million. As more fully described in Note 2 to the consolidated financial statements, the Company’s accounting policy is to record the assets acquired and liabilities assumed in an acquisition of a hotel property at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The Company determined that both acquisitions were asset acquisitions and with the help of a third-party specialist, determined the values of each of the assets acquired in the acquisitions as part of purchase accounting.

Auditing management’s accounting for its acquisitions of hotel properties was complex and subjective due to the significant estimation required by management in determining the values of the assets acquired, specifically related to the intangible assets. The Company used discounted cash flow analyses to estimate the values of the intangible assets. The significant assumptions used to estimate the value of the intangible assets included, but were not limited to, average daily rates and revenue growth rates. These significant assumptions could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s acquisition process, including controls over management’s review of the significant assumptions described above.

We performed audit procedures to test the estimated value of the intangible assets that included, among others, assessing the methodologies used and testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, and other relevant factors. We involved a valuation specialist to assist us in evaluating the significant assumptions described above used in management’s analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 23, 2022

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$120,483	$368,406
Restricted cash	42,234	47,733
Accounts receivable, net	28,733	8,566
Prepaid expenses and other current assets	14,338	10,440
Assets held for sale, net	76,308	—
Total current assets	282,096	435,145
Investment in hotel properties, net	2,720,016	2,461,498
Finance lease right-of-use asset, net	—	46,182
Operating lease right-of-use assets, net	23,161	26,093
Deferred financing costs, net	2,580	4,354
Other assets, net	13,196	12,445
Total assets	$3,041,049	$2,985,717

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,701	$37,326
Accrued payroll and employee benefits	19,753	15,392
Dividends payable	3,513	3,208
Other current liabilities	58,884	32,606
Current portion of notes payable, net	20,694	2,261
Liabilities of assets held for sale	25,213	—
Total current liabilities	175,758	90,793
Notes payable, less current portion, net	588,741	742,528
Finance lease obligation, less current portion	—	15,569
Operating lease obligations, less current portion	25,120	29,954
Other liabilities	11,656	17,494
Total liabilities	801,275	896,338
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, zero shares and 4,600,000 shares issued and outstanding at December 31, 2021 and 2020, respectively, stated at liquidation preference of $25.00 per share	—	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, zero shares and 3,000,000 shares issued and outstanding at December 31, 2021 and 2020, respectively, stated at liquidation preference of $25.00 per share	—	75,000
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares and zero shares issued and outstanding at December 31, 2021 and 2020, respectively, stated at liquidation preference of $25.00 per share	66,250	—
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares and zero shares issued and outstanding at December 31, 2021 and 2020, respectively, stated at liquidation preference of $25.00 per share	115,000	—
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares and zero shares issued and outstanding at December 31, 2021 and 2020, respectively, stated at liquidation preference of $25.00 per share	100,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 219,333,783 shares issued and outstanding at December 31, 2021 and 215,593,401 shares issued and outstanding at December 31, 2020	2,193	2,156
Additional paid in capital	2,631,484	2,586,108
Retained earnings	948,064	913,766
Cumulative dividends and distributions	(1,664,024)	(1,643,386)
Total stockholders’ equity	2,198,967	2,048,644
Noncontrolling interest in consolidated joint venture	40,807	40,735
Total equity	2,239,774	2,089,379
Total liabilities and equity	$3,041,049	$2,985,717

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
REVENUES
Room	$352,974	$169,522	$767,392
Food and beverage	83,915	54,900	272,869
Other operating	72,261	43,484	74,906
Total revenues	509,150	267,906	1,115,167
OPERATING EXPENSES
Room	98,723	76,977	202,889
Food and beverage	79,807	63,140	186,436
Other operating	14,399	7,636	16,594
Advertising and promotion	31,156	23,741	54,369
Repairs and maintenance	33,898	27,084	41,619
Utilities	20,745	17,311	27,311
Franchise costs	11,354	7,060	32,265
Property tax, ground lease and insurance	64,139	76,848	83,265
Other property-level expenses	71,415	49,854	130,321
Corporate overhead	40,269	28,149	30,264
Depreciation and amortization	128,682	137,051	147,748
Impairment losses	2,685	146,944	24,713
Total operating expenses	597,272	661,795	977,794

Interest and other income (loss)	(343)	2,836	16,557
Interest expense	(30,898)	(53,307)	(54,223)
Gain on sale of assets	152,524	34,298	42,935
(Loss) gain on extinguishment of debt, net	(57)	6,146	—
Income (loss) before income taxes	33,104	(403,916)	142,642
Income tax (provision) benefit, net	(109)	(6,590)	151
NET INCOME (LOSS)	32,995	(410,506)	142,793
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,303	5,817	(7,060)
Preferred stock dividends and redemption charges	(20,638)	(12,830)	(12,830)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,660	$(417,519)	$122,903

Basic and diluted per share amounts:
Basic and diluted income (loss) attributable to common stockholders per common share	$0.06	$(1.93)	$0.54

Basic and diluted weighted average common shares outstanding	216,296	215,934	225,681

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2018	7,600,000	$190,000	228,246,247	$2,282	$2,728,684	$1,182,722	$(1,440,202)	$47,685	$2,711,171
Amortization of deferred stock compensation	—	—	—	—	9,719	—	—	—	9,719
Issuance of restricted common stock, net	—	—	396,972	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.74 per share	—	—	—	—	—	—	(166,747)	—	(166,747)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	(7,993)	—	(7,993)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	(4,837)	—	(4,837)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8,512)	(8,512)
Repurchase of outstanding common stock	—	—	(3,783,936)	(37)	(50,051)	—	—	—	(50,088)
Net income	—	—	—	—	—	135,733	—	7,060	142,793
Balance at December 31, 2019	7,600,000	190,000	224,855,351	2,249	2,683,913	1,318,455	(1,619,779)	46,233	2,621,071
Amortization of deferred stock compensation	—	—	—	—	9,988	—	—	—	9,988
Issuance of restricted common stock, net	—	—	550,635	5	(3,997)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	(42,504)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	(7,992)	—	(7,992)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	(4,838)	—	(4,838)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,000)	(2,000)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2,319	2,319
Repurchase of outstanding common stock	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	(404,689)	—	(5,817)	(410,506)
Balance at December 31, 2020	7,600,000	190,000	215,593,401	2,156	2,586,108	913,766	(1,643,386)	40,735	2,089,379
Amortization of deferred stock compensation	—	—	—	—	13,278	—	—	—	13,278
Issuance of restricted common stock, net	—	—	1,062,106	10	(4,887)	—	—	—	(4,877)
Forfeiture of restricted common stock	—	—	(235,406)	(2)	2	—	—	—	—
Net proceeds from issuance of common stock	—	—	2,913,682	29	37,630	—	—	—	37,659
Net issuance of Series G preferred stock in connection with hotel acquisition	2,650,000	66,250	—	—	(142)	—	—	—	66,108
Net proceeds from issuance of Series H preferred stock	4,600,000	115,000	—	—	(3,801)	—	—	—	111,199
Net proceeds from issuance of Series I preferred stock	4,000,000	100,000	—	—	(3,344)	—	—	—	96,656
Redemption of Series E preferred stock	(4,600,000)	(115,000)	—	—	4,016	—	(4,016)	—	(115,000)
Redemption of Series F preferred stock	(3,000,000)	(75,000)	—	—	2,624	—	(2,624)		(75,000)
Series E preferred stock dividends and dividends payable at $0.772222 per share	—	—	—	—	—	—	(3,552)	—	(3,552)
Series F preferred stock dividends and dividends payable at $0.989896 per share	—	—	—	—	—	—	(2,969)	—	(2,969)
Series G preferred stock dividends and dividends payable at $0.233685 per share	—	—	—	—	—	—	(619)	—	(619)
Series H preferred stock dividends and dividends payable at $0.923004 per share	—	—	—	—	—	—	(4,246)	—	(4,246)
Series I preferred stock dividends and dividends payable at $0.653125 per share	—	—	—	—	—	—	(2,612)	—	(2,612)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,375	1,375
Net income (loss)	—	—	—	—	—	34,298	—	(1,303)	32,995
Balance at December 31, 2021	11,250,000	$281,250	219,333,783	$2,193	$2,631,484	$948,064	$(1,664,024)	$40,807	$2,239,774

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,995	$(410,506)	$142,793
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	323	384	361
Gain on sale of assets, net	(152,442)	(34,298)	(42,935)
Loss (gain) on extinguishment of debt, net	57	(6,146)	—
Noncash interest on derivatives and finance lease obligations, net	(3,405)	4,740	6,051
Depreciation	128,619	137,010	147,669
Amortization of franchise fees and other intangibles	63	41	79
Amortization of deferred financing costs	2,925	3,126	2,791
Amortization of deferred stock compensation	12,788	9,576	9,313
Impairment losses	2,685	146,944	24,713
Deferred income taxes, net	—	7,415	688
Changes in operating assets and liabilities:
Accounts receivable	(20,515)	26,827	(1,726)
Prepaid expenses and other assets	(18)	3,663	(1,387)
Accounts payable and other liabilities	21,705	4,065	2,935
Accrued payroll and employee benefits	3,934	(8,286)	357
Operating lease right-of-use assets and obligations	(1,344)	(1,260)	(782)
Net cash provided by (used in) operating activities	28,370	(116,705)	290,920
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	183,553	166,737	49,538
Disposition deposit	4,000	—	—
Acquisitions of hotel properties and other assets	(363,498)	(1,398)	(730)
Renovations and additions to hotel properties and other assets	(63,663)	(51,440)	(95,958)
Payment for interest rate derivative	(80)	(111)	—
Net cash (used in) provided by investing activities	(239,688)	113,788	(47,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	215,000	—	—
Payment of preferred stock offering costs	(7,287)	—	—
Redemptions of preferred stock	(190,000)	—	—
Proceeds from common stock offerings	38,443	—	—
Payment of common stock offering costs	(784)	—	—
Repurchases of outstanding common stock	—	(103,894)	(50,088)
Repurchases of common stock for employee tax obligations	(4,877)	(3,992)	(4,435)
Proceeds from credit facility	110,000	300,000	—
Payments on credit facility	(110,000)	(300,000)	—
Payments on notes payable	(79,884)	(149,743)	(7,965)
Payments of costs related to extinguishment of debt	—	(27,975)	—
Payments of deferred financing costs	(397)	(4,361)	—
Dividends and distributions paid	(13,693)	(156,271)	(170,166)
Distributions to noncontrolling interest	—	(2,000)	(8,512)
Contributions from noncontrolling interest	1,375	2,319	—
Net cash used in financing activities	(42,104)	(445,917)	(241,166)
Net (decrease) increase in cash and cash equivalents and restricted cash	(253,422)	(448,834)	2,604
Cash and cash equivalents and restricted cash, beginning of year	416,139	864,973	862,369
Cash and cash equivalents and restricted cash, end of year	$162,717	$416,139	$864,973

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$120,483	$368,406	$816,857
Restricted cash	42,234	47,733	48,116
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$162,717	$416,139	$864,973

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for interest	$31,431	$40,309	$45,301
Cash paid (refund) for income taxes, net	$35	$(996)	$(395)
Operating cash flows used for operating leases	$6,803	$10,112	$7,238

Changes in operating lease right-of-use assets	$3,796	$3,483	$3,447
Changes in operating lease obligations	(5,140)	(4,743)	(4,229)
Changes in operating lease right-of-use assets and lease obligations, net	$(1,344)	$(1,260)	$(782)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Accrued renovations and additions to hotel properties and other assets	$8,527	$3,344	$9,771
Amortization of deferred stock compensation — construction activities	$490	$412	$406
Issuance of preferred stock in connection with hotel acquisition	$66,250	$—	$—
Preferred stock redemption charges	$6,640	$—	$—
Assignment of loan in connection with disposition of hotel	$(56,624)	$—	$—
Assets transferred to lender in assignment-in-lieu transaction	$—	$(74,583)	$—
Liabilities transferred to lender in assignment-in-lieu transaction	$—	$(108,947)	$—
Assignment of operating lease right-of-use asset in connection with disposition of hotel	$—	$(12,518)	$—
Assignment of operating lease obligation in connection with disposition of hotel	$—	$(14,695)	$—
Assignment of finance lease right-of-use asset in connection with disposition of hotel	$—	$—	$(6,605)
Assignment of finance lease obligation in connection with disposition of hotel	$—	$—	$(11,620)
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$864	$—	$45,677
Dividends and distributions payable	$3,513	$3,208	$135,872

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

As of December 31, 2021, the Company had interests in 17 hotels, one of which was considered held for sale, leaving 16 hotels (the “16 Hotels”) currently held for investment. The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Crestline Hotels & Resorts	2
Interstate Hotels & Resorts, Inc.	2
Davidson Hotels & Resorts	1	(1)
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1
Hilton Worldwide	1
Hyatt Corporation	1
Montage North America, LLC	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2021	17
(1)	The Hyatt Centric Chicago Magnificent Mile was considered held for sale as of December 31, 2021, and subsequently sold on February 1, 2022 (see Note 14).

COVID-19 Impact

In March 2020, the novel coronavirus (“COVID-19”) pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result of these cancellations, restrictions and the health concerns related to COVID-19, the Company determined that it was in the best interest of its hotel employees and the communities in which its hotels operate to temporarily suspend operations at 14 of the Company’s hotels. As of December 31, 2021, all of the Company’s hotels were open and operating.

During 2021, leisure demand was the dominant source of business at many of the Company’s hotels, while business transient demand and group demand both improved as compared to 2020, but remained well below pre-pandemic levels. The Company believes that the return of traditional business transient and group business will ultimately depend on the speed of vaccine distribution, the management and control of COVID-19 and its variants, and the degree and speed to which business returns. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented, and the Company has limited visibility to predict future operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019, include the accounts of the Company, the Operating Partnership, the TRS Lessee, and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

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

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2021 and 2020, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest, seasonality, capital replacements, ground leases, property taxes and any hotel-generated cash that is held in accounts for the benefit of lenders. These restricted funds are subject to disbursement approval based on in-place agreements and policies by certain of the Company’s lenders, ground lessors and/or hotel managers. At times, restricted cash also includes earnest money either paid to a seller or potential seller of a hotel, or received from a buyer or potential buyer of one of the Company’s hotels and held in escrow until either the purchase or sale is completed or subject to the terms of the related purchase and sale agreement. In addition, restricted cash as of December 31, 2021 and 2020 includes $10.4 million and $11.6 million, respectively, held in escrow related to certain current and potential employee-related obligations in accordance with the assignment-in-lieu agreement between the Company and the mortgage holder of one of the Company’s former hotels (see Note 13).

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

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When the Company acquires a hotel property or other entity, it uses all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data and replacement cost data. In addition, the

Company makes significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates and occupancy. The Company also engages independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based on assumptions and estimates that could differ materially from actual results in future periods.

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

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements ranging from 14 to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the Company’s hotels. The Company has not changed the useful lives of any of its assets during the periods discussed.

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, three hotels were impaired in 2020 and one hotel was impaired in 2019 (see Note 5). In 2021, the Company recognized a $2.7 million impairment loss on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel (see Notes 5 and 13).

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

Assets Held for Sale

The Company considers a hotel held for sale if it is probable that the sale will be completed within 12 months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of December 31, 2021, one hotel was considered held for sale (see Note 4). No hotels were considered held for sale as of December 31, 2020.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating or finance lease ROU assets were impaired during 2021. While no finance lease ROU assets were impaired during 2020, the operating lease ROU asset at one hotel was impaired (see Note 5) based on the Company’s 2020 review.

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

At December 31, 2021, 2020 and 2019, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Trade receivables, net (1)	$16,055	$8,110
Contract liabilities (2)	$40,226	$16,815
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During 2021 and 2020, the Company recognized approximately $2.2 million and $10.2 million, respectively, in revenue related to its outstanding contract liabilities.

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

Dividends

Under current federal income tax laws related to REITs, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders. Currently, the Company pays quarterly cash dividends to its preferred stockholders as declared by the Company’s board of directors. At this time, the Company’s board of directors has not reinstated its common stock dividend. The Company may not need to pay a quarterly dividend on its common stock during 2022 due to the COVID-19 pandemic’s negative effect on the Company’s income. The resumption in quarterly common stock dividends will be determined by the Company’s board of directors after considering the Company’s obligations under its various financing agreements, projected taxable income, compliance with its debt covenants, long-term operating projections, expected capital requirements and risks affecting its business. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net income (loss)	$32,995	$(410,506)	$142,793
Loss (income) from consolidated joint venture attributable to noncontrolling interest	1,303	5,817	(7,060)
Preferred stock dividends and redemption charges	(20,638)	(12,830)	(12,830)
Distributions paid on unvested restricted stock compensation	—	(69)	(901)
Undistributed income allocated to unvested restricted stock compensation	(92)	—	—
Numerator for basic and diluted income (loss) attributable to common stockholders	$13,568	$(417,588)	$122,002

Denominator:
Weighted average basic and diluted common shares outstanding	216,296	215,934	225,681

Basic and diluted income (loss) attributable to common stockholders per common share	$0.06	$(1.93)	$0.54

The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the years ended December 31, 2021, 2020 and 2019, as their inclusion would have been anti-dilutive.

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

New Accounting Standards and Accounting Changes

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 is effective upon issuance, and is applied prospectively from any date beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022. The Company intends to take advantage of the expedients offered by ASU No. 2020-04 when it modifies its variable rate debt and its interest rate cap and swap derivatives, which will affect the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront, its credit facility and its unsecured term loans. The adoption of ASU No. 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$604,692	$571,212
Buildings and improvements	2,729,461	2,523,750
Furniture, fixtures and equipment	431,780	431,918
Intangible assets	42,689	21,192
Franchise fees	428	743
Construction in progress	41,260	15,831
Investment in hotel properties, gross	3,850,310	3,564,646
Accumulated depreciation and amortization	(1,130,294)	(1,103,148)
Investment in hotel properties, net	$2,720,016	$2,461,498

Acquisitions

The Company purchased two hotels in 2021, both of which were accounted for as asset acquisitions. In April 2021, the Company purchased the fee-simple interest in the newly-developed 130-room Montage Healdsburg, California for $265.0 million, excluding acquisition costs and prorations. The acquisition was funded through the issuance of 2,650,000 shares of Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”) with an aggregate liquidation preference of $66.3 million (see Note 11), as well as cash on hand.

In December 2021, the Company purchased the fee-simple interest in the newly-developed 85-room Four Seasons Resort Napa Valley, California for $177.5 million, excluding acquisition costs and prorations. The acquisition was funded through a combination of cash on hand and $110.0 million borrowed under the Company’s revolving credit facility (see Note 7).

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2021	2020
Element agreement (1)	$18,436	$18,436
Airspace agreements (2)	1,916	1,795
Advance bookings (3)	221	—
Residential program agreements (4)	21,038	—
Trade names (5)	117	—
Below market management agreement (6)	961	961
	42,689	21,192
Accumulated amortization	(891)	(777)
	$41,798	$20,415
(1)	The Element agreement as of both December 31, 2021 and 2020 included the exclusive perpetual rights to certain space at the Renaissance Washington DC. The Element has an indefinite useful life and is not amortized.
(2)	Airspace agreements as of both December 31, 2021 and 2020 consisted of dry slip agreements at the Oceans Edge Resort & Marina. The dry slips at the Oceans Edge Resort & Marina have indefinite useful lives and are not amortized.
(3)	Advance bookings as of December 31, 2021 consisted of advance deposits related to our acquisition of the Four Seasons Resort Napa Valley. As part of the purchase price allocation, the contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability. They are amortized using the straight-line method over the periods the amounts are expected to be collected. The amortization expense for contractual advance hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. The advance bookings will be fully amortized in September 2022.
(4)	Residential program agreements as of December 31, 2021 included $13.7 million and $7.3 million at the Montage Healdsburg and the Four Seasons Resort Napa Valley, respectively. The value of the agreements were determined based on each hotel’s purchase price allocation. The agreements relate to the hotels’ residential rental programs, whereby owners of the adjacent separately owned Montage Residences Healdsburg and Four Seasons Private Residences Napa Valley will be eligible to participate in optional rental programs and have access to the hotels’ facilities. In addition, the agreements at the Montage Healdsburg include a social membership program. The residential program agreements will be amortized over the life of the related remaining 25-year Montage Healdsburg management agreement and 20-year Four Seasons Resort Napa Valley management agreement once the hotels begin to recognize revenue related to the programs. As of December 31, 2021, no revenue had been recognized.
(5)	Trade names as of December 31, 2021 included $0.1 million related to trademarks and bottle labeling used by the Elusa Winery at the Four Seasons Resort Napa Valley. The value of the trade names were determined as part of the hotel’s purchase price allocation. The trade names have indefinite useful lives and are not amortized.
(6)	The below market management agreement consists of an agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The agreement is amortized using the straight-line method over the remaining non-cancelable term, and will be fully amortized in December 2022.

4. Disposals

Held for Sale

The Company classified the Hyatt Centric Chicago Magnificent Mile as held for sale at December 31, 2021, and subsequently sold the hotel in February 2022 (see Note 14). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

The Company classified the assets and liabilities of the Hyatt Centric Chicago Magnificent Mile as held for sale at December 31, 2021 as follows (in thousands):

December 31,
2021
Accounts receivable, net	$287
Prepaid expenses and other current assets	182
Investment in hotel properties, net	31,015
Finance lease right-of-use asset, net	44,712
Other assets, net	112
Assets held for sale, net	$76,308

Accounts payable and accrued expenses	$1,076
Accrued payroll and employee benefits	660
Other current liabilities	3,881
Finance lease obligation, less current portion	15,567
Other liabilities	4,029
Liabilities of assets held for sale	$25,213

Disposals - 2021

In October 2021 and December 2021, the Company sold the Renaissance Westchester, located in New York, and the Embassy Suites La Jolla located in California, respectively. Neither of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, neither of the hotels qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds	Net Gain
Renaissance Westchester (1)	$17,054	$3,733
Embassy Suites La Jolla	166,499	148,791
	$183,553	$152,524
(1)	During 2020, the Company wrote down the hotel’s assets and recorded an impairment loss of $18.7 million (see Note 5).

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

The details of the sales were as follows (in thousands):

	Net Proceeds	Net Gain
Renaissance Harborplace (1)	$76,855	$189
Renaissance Los Angeles Airport	89,882	34,109
	$166,737	$34,298
(1)	During 2020 and 2019, the Company wrote down the hotel’s assets and recorded impairment losses of $18.1 million and $24.7 million, respectively. (see Note 5).

In December 2020, an assignment-in-lieu agreement was filed in the Office of the City Register of the City of New York, and the Company transferred possession and control of its leasehold interest in the Hilton Times Square to the lender of the hotel’s non-recourse mortgage (see Note 7). As such, and in conjunction with the FASB ASC Subtopic (610-20) Gains and Losses from the Derecognition of Nonfinancial Assets, the Company concluded that it lost control of the hotel and removed the hotel’s net assets and liabilities from its balance sheet at December 31, 2020. The disposition of the Hilton Times Square did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

Disposals - 2019

The Company sold the Courtyard by Marriott Los Angeles, located in California, in October 2019, for net proceeds of $49.5 million, recording a net gain of $42.9 million on the sale. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

Results of Operations – Disposed Hotels

The following table provides summary results of operations for the hotels disposed of in 2021, 2020 and 2019, which are included in net income (loss) for their respective ownership periods (in thousands):

	2021	2020	2019
Total revenues	$15,046	$38,564	$181,595

(Loss) income before income taxes (1)	$(8,716)	$(58,597)	$2,494

Gain on sale of assets	$152,524	$34,298	$42,935
(1)	(Loss) income before income taxes does not include the gain recognized on the hotel sales.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2021 and 2020, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2021 and 2020, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The Company recorded the following impairment losses during 2021, 2020 and 2019, each of which is discussed below, as follows (in thousands):

	2021	2020	2019
Hilton New Orleans St. Charles	$2,685	$—	$—
Renaissance Harborplace	—	18,100	24,713
Hilton Times Square	—	107,857	—
Renaissance Westchester	—	18,685	—
Abandoned development costs	—	2,302	—
	$2,685	$146,944	$24,713

Hilton New Orleans St. Charles. In 2021, the Company recognized a $2.7 million impairment loss on the Hilton New Orleans St. Charles due to the write-off of certain hotel assets damaged by Hurricane Ida, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2021 (see Note 13).

Renaissance Harborplace. The Company sold the Renaissance Harborplace in July 2020 (see Note 4). In 2020 and 2019, the Company recorded impairment losses of $18.1 million and $24.7 million, respectively, related to the hotel, which are included in impairment losses on the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019.

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

Hilton Times Square. The Company disposed of the Hilton Times Square in December 2020 (see Notes 4 and 7). In 2020, the Company recorded an impairment loss of $107.9 million related to the hotel, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2020. The $107.9 million impairment loss on the Hilton Times Square consisted of an $89.4 million write-down of the Company’s investment in hotel properties, net and an $18.5 million write-down of the Company’s operating lease right-of-use assets, net.

In 2020, the Company identified indicators of impairment at the Hilton Times Square related to deteriorating profitability exacerbated by the effects of the COVID-19 pandemic on the Company’s expected future operating cash flows. The Company prepared an estimate of the future undiscounted cash flows expected to be generated by the hotel during its anticipated holding period, using assumptions for forecasted revenue and operating expenses as well as the estimated market value of the hotel. Based on this analysis, the Company concluded the hotel should be impaired as the estimated future undiscounted cash flows were less than the hotel’s carrying value. To determine the impairment loss for the Hilton Times Square, the Company applied Level 3 measurements to estimate the fair value of the hotel, using a discounted cash flow analysis, taking into account the hotel’s expected cash flows and its estimated market value based upon a market participant’s holding period. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples.

Renaissance Westchester. The Company sold the Renaissance Westchester in October 2021 (see Note 4). In 2020, the Company recorded an impairment loss of $18.7 million on the Renaissance Westchester, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2020.

In 2020, the Company identified indicators of impairment at the Renaissance Westchester related to deteriorating profitability exacerbated by the effects of the COVID-19 pandemic on the Company’s expected future operating cash flows. The Company prepared estimates of the future undiscounted cash flows expected to be generated by the hotel during its anticipated holding period, using assumptions for forecasted revenue and operating expenses as well as the estimated market value of the hotel. Based on these analyses, the Company concluded the Renaissance Westchester should be impaired as the estimated future undiscounted cash flows were less than the hotel’s carrying value. To determine the impairment loss for the Renaissance Westchester, the Company used Level 2 measurements to estimate the fair value of the hotel, using appraisal techniques to estimate its market value.

Abandoned development costs. In 2020, the Company recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of its hotels, which is included in impairment losses on the Company’s consolidated statements of operations for the year ended December 31, 2020.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Interest rate cap derivative	$3	$—	$3	$—
Total assets measured at fair value at December 31, 2021	$3	$—	$3	$—

December 31, 2020:
Renaissance Westchester (1)	$14,125	$—	$14,125	$—
Interest rate cap derivative	—	—	—	—
Total assets measured at fair value at December 31, 2020	$14,125	$—	$14,125	$—
(1)	The fair market value of the Renaissance Westchester is included in investment in hotel properties, net on the accompanying consolidated balance sheets at December 31, 2020. The Company sold the Renaissance Westchester in October 2021 (see Note 4).

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and 2020 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Interest rate swap derivatives	$2,228	$—	$2,228	$—
Total liabilities measured at fair value at December 31, 2021	$2,228	$—	$2,228	$—

December 31, 2020:
Interest rate swap derivatives	$5,710	$—	$5,710	$—
Total liabilities measured at fair value at December 31, 2020	$5,710	$—	$5,710	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at December 31, 2021 and 2020 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount	2021		2020
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2020	December 15, 2021	N/A	$	N/A	$—
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2021	December 15, 2022	$220,000		3	N/A
Term Loan 1	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000		(744)	(2,100)
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000		(1,484)	(3,610)
								$(2,225)	$(5,710)
(1)	The fair values of the cap agreements are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2021 and 2020. The fair value of Term Loan 1’s swap agreement is included in other current liabilities on the accompanying consolidated balance sheets as of December 31, 2021 and in other liabilities as of December 31, 2020. The fair value of Term Loan 2’s swap agreement is included in other liabilities on the accompanying consolidated balance sheets as of both December 31, 2021 and 2020.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the years ended December 31, 2021, 2020 and 2019 as follows (in thousands):

	2021	2020	2019
Noncash interest on derivatives	$(3,405)	$4,740	$5,870

Fair Value of Debt

As of December 31, 2021 and 2020, 64.0% and 70.6%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$611,437	$590,359	$747,945	$715,042
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Property and equipment, net	$5,912	$6,767
Deferred rent on straight-lined third-party tenant leases	2,455	2,819
Other receivables	3,914	2,633
Other	915	226
Total other assets, net	$13,196	$12,445

7. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31,
	2021	2020
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points, resulting in effective interest rates of 1.140% and 1.192% at December 31, 2021 and 2020, respectively; matures on December 9, 2022 with one remaining one-year option to extend, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	$220,000	$220,000
Note payable requiring payments of interest and principal, with a fixed rate of 4.15%; matures on December 11, 2024. The note is collateralized by a first deed of trust on one hotel property.	78,137	80,055
Note payable requiring payments of interest and principal, with a fixed rate of 4.12%; scheduled maturity on January 6, 2025, but loan was assigned to the hotel’s buyer in December 2021 upon sale of the hotel property securing the loan.	—	57,890
Unsecured Term Loan 1 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941%. Matures on September 3, 2022.	19,400	85,000
Unsecured Term Loan 2 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.203%. Matures on January 31, 2023.	88,900	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	90,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04% Matures on January 10, 2028.	115,000	115,000
Total notes payable	$611,437	$747,945

Current portion of notes payable	$21,401	$3,305
Less: current portion of deferred financing costs	(707)	(1,044)
Carrying value of current portion of notes payable	$20,694	$2,261

Notes payable, less current portion	$590,036	$744,640
Less: long-term portion of deferred financing costs	(1,295)	(2,112)
Carrying value of notes payable, less current portion	$588,741	$742,528

Aggregate future principal maturities and amortization of notes payable at December 31, 2021, are as follows (in thousands):

2022	$21,401	(1)
2023	310,986	(1)
2024	74,050
2025	—
2026	90,000
Thereafter	115,000
Total	$611,437
(1)	Reflects the intended exercise of the remaining one-year option to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2022 to December 2023.

Notes Payable Transactions - 2021

Secured Debt. In conjunction with the sale of the Embassy Suites La Jolla in December 2021 (see Note 4), the Company assigned the loan secured by the hotel, which had an outstanding balance of $56.6 million, to the hotel’s buyer. Upon the loan’s assignment, the Company recorded a $0.1 million loss on extinguishment of debt related to the write-off of deferred financing costs.

In December 2021, the Company exercised its second option to extend the maturity of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2022. In addition, the Company purchased an interest rate cap derivative for $0.1 million that will continue to cap the floating rate interest on the loan at 6.0% until December 2022 (see Note 5).

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans, and in May 2021 for the loan secured by the Hilton San Diego Bayfront. As of December 31, 2021, no excess cash was held in lockbox accounts for the benefit of the lenders. The cash trap provisions triggered on the loans will remain until the hotels reach profitability levels that terminate the cash traps.

Unsecured Debt. In November and December 2021, the Company drew a total of $110.0 million under the revolving portion of its credit facility to fund a portion of its purchase of the Four Seasons Resort Napa Valley in December 2021 (see Note 3). The Company repaid the outstanding balance of $110.0 million in December 2021. As of December 31, 2021 the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility may be subject to the Company’s compliance with various financial covenants on its secured and unsecured debt. The credit facility agreement matures on April 14, 2023, but may be extended for two six-month periods to April 14, 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In July 2021 and November 2021, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “2021 Unsecured Debt Amendments”). The 2021 Unsecured Debt Amendments were deemed to be debt modifications and were accounted for accordingly. Key terms of the 2021 Unsecured Debt Amendments include:

●	Extends the Covenant Relief Period (defined below) through the required financial covenant test for the period ended September 30, 2022 (the “Extended Covenant Relief Period”), subject to the satisfaction of certain conditions including the achievement of a minimum fixed charge coverage ratio of 1.0 as of June 30, 2022;
●	Following the end of the Extended Covenant Relief Period, the original financial covenants will now be phased-in over the following five quarters after the Extended Covenant Relief Period;
●	Provides the Company with the right, exercisable one time each with respect to its term loans, to request an extension of the applicable maturity date by twelve months upon the payment of an extension fee of 0.15% of the principal amount being extended;
●	Following the end of the Extended Covenant Relief Period, certain financial covenants will be modified until January 1, 2024, unless the Company, subject to meeting the original financial covenants, elects to terminate the period on an earlier date;
●	Specifies that various income metrics used to calculate the financial covenants, including Adjusted NOI, Adjusted EBITDA and Fixed Charges (each as defined in the Amended Credit Agreement) will be calculated by annualizing such metrics as more fully set forth in the Amended Credit Agreement for the testing periods commencing September 30, 2022 (or the first testing period if the Extended Covenant Relief Period is terminated early) through September 30, 2023 (or earlier if the Extended Covenant Relief Period is terminated early); and

●	Provides for a floor of $0 for purposes of calculating EBITDA and NOI with respect to any individual hotel from the amendment date to and including March 31, 2022 or, in the event that the senior notes are no longer outstanding, September 30, 2022.

In December 2021, the Company used a portion of the proceeds received from its sale of the Embassy Suites La Jolla to repay $65.6 million on its Term Loan 1 and $11.1 million on its Term Loan 2, resulting in a Term Loan 1 balance of $19.4 million and a Term Loan 2 balance of $88.9 million as of December 31, 2021. In conjunction with the repayments, the Company recorded a $0.3 million loss on extinguishment of debt related to the write-off of deferred financing costs.

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

Unsecured Debt. In March 2020, the Company drew $300.0 million under the revolving portion of its credit facility as a precautionary measure to increase the Company’s cash position and preserve financial flexibility due to the Company’s temporary hotel operating suspensions and the decrease in demand caused by the COVID-19 pandemic. In June 2020 and August 2020, the Company repaid $250.0 million and $11.2 million, respectively, of the outstanding credit facility balance after determining that it had sufficient cash on hand in addition to access to its credit facility. In addition, in August 2020, the Company used a portion of the proceeds it received from the sale of the Renaissance Harborplace to repay $38.8 million of the outstanding credit facility balance as stipulated in the Unsecured Debt Amendments described below.

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

In July and December 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “2020 Unsecured Debt Amendments”). The 2020 Unsecured Debt Amendments were deemed to be debt modifications and were accounted for accordingly. Key terms of the 2020 Unsecured Debt Amendments include:

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

Deferred Financing Costs and (Loss) Gain on Extinguishment of Debt

Deferred financing costs and (loss) gain on extinguishment of debt for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021 (1)	2020 (2)	2019
Payments of deferred financing costs	$397	$4,361	$—

(Loss) gain on extinguishment of debt, net	$(57)	$6,146	$—
(1)	During 2021, the Company paid a total of $0.4 million in deferred financing costs related to its 2021 Unsecured Debt Amendments. In addition, the Company recognized a net loss of $0.1 million, comprising a loss of $0.4 million related to the write-off of deferred financing costs associated with the assignment of the mortgage secured by the Embassy Suites La Jolla to the hotel’s buyer and the repayments of a portion of the term loans, partially offset by a gain of $0.3 million associated with the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.
(2)	During 2020, the Company paid a total of $4.4 million in deferred financing costs related to the 2020 Unsecured Debt Amendments. In addition, the Company recognized a net gain on extinguishment of debt of $6.1 million, comprising a gain of $6.4 million related to the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder, partially offset by a loss of $0.2 million related to the Company’s repayment of a portion of the senior notes.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligations for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	2021	2020	2019
Interest expense on debt and finance lease obligation	$31,378	$45,441	$45,381
Noncash interest on derivatives and finance lease obligations, net	(3,405)	4,740	6,051
Amortization of deferred financing costs	2,925	3,126	2,791
Total interest expense	$30,898	$53,307	$54,223

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Property, sales and use taxes payable	$12,591	$10,134
Accrued interest	6,858	6,914
Advance deposits	33,750	13,341
Interest rate swap derivative	744	—
Management fees payable	1,691	169
Other	3,250	2,048
Total other current liabilities	$58,884	$32,606

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred revenue	$6,598	$7,911
Interest rate swap derivative	1,484	5,710
Other	3,574	3,873
Total other liabilities	$11,656	$17,494

9. Leases

Lessee Accounting

As of December 31, 2021, the Company had both finance and operating leases for ground, building, office, equipment and airspace leases. The building finance lease obligation and associated right-of-use asset, net were related to the Hyatt Centric Chicago Magnificent Mile, which was classified as held for sale as of December 31, 2021 (see Note 4). Upon sale of the hotel in February 2022 (see Note 14), the Company is no longer obligated under the building lease. Maturity dates for the remaining ground, office, equipment and airspace leases range from 2024 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (in thousands):

	December 31,	December 31,
	2021	2020
Finance Lease:
Right-of-use asset, gross (buildings and improvements)	$—	58,799
Accumulated amortization	—	(12,617)
Right-of-use asset, net (1)	$—	$46,182

Accounts payable and accrued expenses	$—	$1
Lease obligation, less current portion	—	15,569
Total lease obligation (1)	$—	$15,570

Operating Leases:
Right-of-use assets, net	$23,161	$26,093

Accounts payable and accrued expenses	$5,586	$5,028
Lease obligations, less current portion	25,120	29,954
Total lease obligations	$30,706	$34,982

Weighted average remaining lease term	33 years
Weighted average discount rate	5.1%
(1)	The finance lease right-of-use asset and related total lease obligation are for a building lease at the Hyatt Centric Chicago Magnificent Mile. The Company classified the hotel as held for sale as of December 31, 2021 (see Note 4). As such, the finance lease right-of-use asset and related total lease obligation are included in assets held for sale, net and liabilities of assets held for sale on the accompanying consolidated balance sheet as of December 31, 2021.

The components of lease expense were as follows (in thousands):

	2021	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$1,470	$1,470	$1,470
Interest on lease obligations (1)	1,404	1,404	2,357
Operating lease cost (2)	5,457	9,300	6,914
Variable lease cost (3)	393	27	6,142
Total lease cost	$8,724	$12,201	$16,883
(1)	Interest on lease obligations for the year ended December 31, 2019 included interest expense of $1.0 million on the Courtyard by Marriott Los Angeles’s finance lease obligation before the hotel’s sale in October 2019 (see Note 4).
(2)	Prior to the Company’s December 2020 assignment-in-lieu agreement with the Hilton Times Square’s mortgage holder (see Notes 4 and 7), operating lease cost increased by $2.6 million in 2020 under the terms of the operating lease agreement based on 90% of the landlord’s estimate of the lease land’s fair value.
(3)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

At December 31, 2021, future maturities of the Company’s finance and operating lease obligations were as follows (in thousands):

	Finance Lease (1)	Operating Leases
2022	$1,403	$6,993
2023	1,403	7,047
2024	1,403	7,032
2025	1,403	6,959
2026	1,403	2,025
Thereafter	99,593	5,898
Total lease payments	106,608	35,954
Less: interest (2)	(91,039)	(5,248)
Present value of lease obligations	$15,569	$30,706
(1)	Finance lease obligation relates to a building lease at the Hyatt Centric Chicago Magnificent Mile. The Company classified this hotel as held for sale as of December 31, 2021 due to its subsequent sale in February 2022. Upon the sale of the hotel in February 2022 (see Note 14), the Company is no longer obligated for this liability.
(2)	Calculated using the respective discount rate for each lease.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforward	$21,252	$20,406
Other reserves	526	761
State taxes and other	2,128	2,628
Depreciation	515	473
Total gross deferred tax assets	24,421	24,268

Deferred Tax Liabilities:
Amortization	(27)	(34)
Deferred revenue	(51)	(191)
Other	(47)	(46)
Total gross deferred tax liabilities	(125)	(271)

Less: valuation allowance	(24,296)	(23,997)

Deferred tax assets, net	$—	$—

At December 31, 2021 and 2020, the net operating loss carryforwards for federal income tax purposes totaled approximately $97.4 million and $89.6 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2034.

The Company’s income tax (provision) benefit, net was included in the consolidated statements of operations as follows (in thousands):

	2021	2020	2019
Current:
Federal	$—	$817	$790
State	(109)	8	49
Current income tax (provision) benefit, net	(109)	825	839

Deferred:
Federal	1,262	15,724	(1,112)
State	(963)	858	424
Change in valuation allowance	(299)	(23,997)	—
Deferred income tax provision, net	—	(7,415)	(688)

Income tax (provision) benefit, net	$(109)	$(6,590)	$151

The differences between the income tax benefit (provision) calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax (provision) benefit, net recorded for continuing operations were as follows (in thousands):

	2021	2020	2019
Expected federal tax expense at statutory rate	$(7,226)	$(86,369)	$(29,955)
Tax impact of REIT election	8,823	103,273	29,810
Expected tax benefit (provision) of TRS	1,597	16,904	(145)

State income tax (provision) benefit, net of federal benefit	(760)	678	335
Change in valuation allowance	(299)	(23,997)	—
Other permanent items	(647)	645	562
Alternative minimum tax refund receivable	—	(820)	(601)
Income tax (provision) benefit, net	$(109)	$(6,590)	$151

The Company’s tax years from 2018 to 2021 will remain open to examination by the federal and state authorities for three and four years, respectively.

In 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company was no longer assured that it would be able to realize these assets due to uncertainties regarding how long the COVID-19 pandemic would last or what the long-term impact would be on the Company’s hotel operations.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2021, 2020 and 2019, distributions paid per share were characterized as follows (unaudited):

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income (1)	$—	—%	$0.050	100%	$0.606	81.84%
Capital gain	—	—	—	—	0.134	18.16
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.050	100%	$0.740	100%

Preferred Stock — Series E
Ordinary income (1)	$0.772	100%	$1.738	100%	$1.422	81.84%
Capital gain	—	—	—	—	0.316	18.16
Return of capital	—	—	—	—	—	—
Total	$0.772	100%	$1.738	100%	$1.738	100%

Preferred Stock — Series F
Ordinary income (1)	$0.990	100%	$1.613	100%	$1.320	81.84%
Capital gain	—	—	—	—	0.293	18.16
Return of capital	—	—	—	—	—	—
Total	$0.990	100%	$1.613	100%	$1.613	100%

Preferred Stock — Series G
Ordinary income (1)	$0.234	100%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.234	100%	$—	—%	$—	—%

Preferred Stock — Series H
Ordinary income (1)	$0.923	100%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.923	100%	$—	—%	$—	—%

Preferred Stock — Series I
Ordinary income (1)	$0.653	100%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.653	100%	$—	—%	$—	—%
(1)	Ordinary income qualifies for Section 199A treatment per the 2017 Tax Cuts and Jobs Act (“TCJA”).

11. Stockholders’ Equity

Series E Cumulative Redeemable Preferred Stock

In June 2021, the Company redeemed all 4,600,000 shares of its 6.95% Series E preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. An additional redemption charge of $4.0 million was recognized related to the original issuance costs of the Series E preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series E preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series E preferred stock was a redemption in full, trading of the Series E preferred stock on the New York Stock Exchange ceased on the June 11, 2021 redemption date.

Series F Cumulative Redeemable Preferred Stock

In August 2021, the Company redeemed all 3,000,000 shares of its 6.45% Series F preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. An additional redemption charge of $2.6 million was recognized related to the original issuance costs of the Series F preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series F preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series F preferred stock was a redemption in full, trading of the Series F preferred stock on the New York Stock Exchange ceased on the August 12, 2021 redemption date.

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G preferred stock to the hotel’s seller as partial payment of the hotel (see Note 3). The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s investment in the hotel. The Series G preferred stock is not convertible into any other security.

Series H Cumulative Redeemable Preferred Stock

In May 2021, the Company issued 4,600,000 shares of its 6.125% Series H preferred stock with a liquidation preference of $25.00. On or after May 24, 2026, the Series H preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series H preferred stock, the Company may at its option redeem the Series H preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. If the Company chooses not to redeem the Series H preferred stock upon the occurrence of a change of control, holders of the Series H preferred stock may convert their preferred shares into shares of the Company’s common stock.

Series I Cumulative Redeemable Preferred Stock

In July 2021, the Company issued 4,000,000 shares of its 5.70% Series I preferred stock with a liquidation preference of $25.00. On or after July 16, 2026, the Series I preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series I preferred stock, the Company may at its option redeem the Series I preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. If the Company chooses not to redeem the Series I preferred stock upon the occurrence of a change of control, holders of the Series I preferred stock may convert their preferred shares into shares of the Company’s common stock.

Common Stock

ATM Agreements. In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. In February 2020, the Company’s board of directors reauthorized the $300.0 million ATM Agreements, or new similar agreements.

During 2021, 2020 and 2019, details of the Company’s issuances of common stock under the ATM Agreements were as follows (dollars in thousands):

	2021	2020	2019
Number of shares issued	2,913,682	—	—
Gross proceeds	$38,443	$—	$—

As of December 31, 2021, the Company has $137.0 million available for sale under the ATM Agreements.

Stock Repurchase Program. In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. In February 2020, the Company’s board of directors increased the Company’s stock repurchase program to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock, and in February 2021, the Company’s board of directors reauthorized the $500.0 million stock repurchase program.

During 2021, 2020 and 2019, details of the Company’s repurchases were as follows (dollars in thousands):

	2021	2020	2019
Number of common shares repurchased	—	9,770,081	3,783,936
Cost, including fees and commissions	$—	$103,894	$50,088
Number of preferred shares repurchased (1)	—	—	—
(1)	The redemptions of the Series E preferred stock and the Series F preferred stock in June 2021 and August 2021, respectively, were completed through separate authorizations by the Company’s board of directors.

As of December 31, 2021, $500.0 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs, restrictions under its various financing agreements and the price of the Company’s common and preferred stock.

Dividends and Distributions

The Company declared dividends and distributions per share on its preferred stock and common stock, respectively, during 2021, 2020 and 2019 as follows:

	2021	2020	2019
Series E preferred stock	$0.772222	$1.7375	$1.7375
Series F preferred stock	$0.989896	$1.6125	$1.6125
Series G preferred stock	$0.233685	$—	$—
Series H preferred stock	$0.923004	$—	$—
Series I preferred stock	$0.653125	$—	$—
Common stock	$—	$0.0500	$0.7400

12. Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) provides for granting awards to directors, officers and eligible employees. The awards may be made in the form of incentive or nonqualified stock options, restricted shares or units, performance shares or units, share appreciation rights, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 1,668,397 shares remain available for future issuance as of December 31, 2021. At December 31, 2021, there were no stock options, restricted units, performance shares or units, or share appreciation rights issued or outstanding under the LTIP.

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

The Company’s amortization expense and forfeitures related to restricted shares for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Amortization expense, including forfeitures (1)	$12,788	$9,576	$9,313

Capitalized compensation cost (2)	$490	$412	$406
(1)	In 2021, the Company recognized $1.1 million in amortization of deferred stock compensation expense related to the departure of its former Chief Executive Officer.
(2)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in hotels.

The following is a summary of non-vested restricted stock grant activity:

	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,336,836	$14.01	1,217,850	$14.88	1,177,760	$14.89
Granted	1,478,874	$11.55	852,601	$12.91	701,754	$14.35
Vested	(1,116,989)	$13.65	(691,111)	$14.20	(657,732)	$14.32
Forfeited	(235,406)	$11.81	(42,504)	$14.05	(3,932)	$15.48
Outstanding at end of year	1,463,315	$12.15	1,336,836	$14.01	1,217,850	$14.88

As of December 31, 2021, $11.4 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 23 months.

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

Total basic management and incentive management fees incurred by the Company during the years ended December 31, 2021, 2020 and 2019 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2021	2020	2019
Basic management fees	$13,406	$7,095	$31,061
Incentive management fees	1,806	—	8,005
Total basic and incentive management fees	$15,212	$7,095	$39,066

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2021, 2020 and 2019 were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2021	2020	2019
Franchise assessments (1)	$9,060	$5,998	$24,389
Franchise royalties (2)	2,294	1,062	7,876
Total franchise costs	$11,354	$7,060	$32,265
(1)	Includes advertising, reservation, and frequent guest program assessments.
(2)	Includes key money received from one of the Company’s franchisors, which the Company is amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At December 31, 2021, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2021 totaled $71.7 million.

401(k) Savings and Retirement Plan

The Company’s corporate employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2021, 2020 and 2019, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.0 million in 2021, $0.8 million in 2020 and $1.4 million in 2019.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2021, approximately 29.7% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of December 31, 2021, 10 of the 16 Hotels were geographically concentrated as follows:

		Percentage of	Percentage of Total 2021
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	32%	34%
Florida	2	12%	13%
Hawaii	1	7%	23%
Massachusetts	2	18%	14%

Hurricane Ida

During the third quarter of 2021, the Company’s New Orleans hotels were impacted to varying degrees by Hurricane Ida. While both hotels remained open during the storm, they sustained wind-driven damage, rain infiltration and water damage. The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. The Company is working with its insurers to identify and settle a property damage claim at the Hilton New Orleans St. Charles for portions of the costs related to Hurricane Ida. The Company is also pursuing a business interruption insurance claim at the Hilton New Orleans St. Charles. The Company has concluded that the cost to restore damages at the JW Marriott New Orleans will not exceed the hotel’s deductible. During 2021, the Company incurred Hurricane Ida-related restoration expenses of $2.9 million at the Hilton New Orleans St. Charles and $1.3 million at the JW Marriott New Orleans, both of which are included in repairs and maintenance expense in the accompanying consolidated statements of operations for the year ended December 31, 2021. In addition, the Company wrote-off $2.7 million in assets at the Hilton New Orleans St. Charles due to Hurricane Ida-related damage, which is included in impairment losses in the accompanying consolidated statements of operations for the year ended December 31, 2021. The Company may incur additional Hurricane Ida-related expenses at both New Orleans hotels in the future. Any additional expenses will be recognized as incurred and any business interruption recovery will not be recognized until a final settlement has been reached with the Company’s insurers.

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), which was included in restricted cash on the accompanying consolidated balance sheet at December 31, 2020. During 2021, $0.8 million of the potential obligation was paid to the hotel’s employees. In addition, the potential obligation was reassessed each quarter during 2021, resulting in a gain on extinguishment of debt of $0.3 million, which is included in (loss) gain on extinguishment of debt, net on the accompanying consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, $10.4 million remains in restricted cash on the accompanying consolidated balance sheet, which will continue to be held in escrow until the potential obligation is resolved. Other current liabilities on the accompanying consolidated balance sheets as of December 31, 2021 and 2020 included the potential obligation balances of $10.5 million and $11.6 million, respectively.

Coterminous with the Company’s acquisition of the Four Seasons Resort Napa Valley, the Company was required to deposit $3.1 million into a restricted bank account owned by the Company, but to which the hotel’s management company, Four Seasons Hotels Limited (“Four Seasons”), has sole and unrestricted access to withdraw funds for the purpose of satisfying any severance or similar obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel (“severance obligations”). Prior to Four Seasons withdrawing funds from the restricted account, the Company has the option to pay the severance obligations using its cash on hand. Should amounts in the restricted bank account be used to fund the severance obligations, the Company will be required to deposit additional funds into the restricted bank account so that the amount in the account totals any estimated future severance obligations. Currently, the estimated future severance obligations total $3.1 million; however, the estimated future severance obligations may increase up to a maximum of $5.0 million.

The Company incurred $0.4 million and $34.3 million of additional expenses as a result of the COVID-19 pandemic during 2021 and 2020, respectively, related to wages and benefits for furloughed or laid off hotel employees. These additional expenses were offset by $1.4 million and $5.2 million during 2021 and 2020, respectively, in employee retention tax credits and various industry grants received by the Company’s hotels, which are included in other property-level expenses on the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020.

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

At December 31, 2021, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2021.

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

14. Subsequent Events

On February 1, 2022, the Company sold the Hyatt Centric Chicago Magnificent Mile for a gross sale price of $67.5 million, excluding closing costs.

The Company is under contract to sell two hotels during the first quarter of 2022 for a combined gross sale price of approximately $129 million. The sale of the hotels is subject to the satisfaction of customary closing conditions, and the Company can give no assurances that the sale will be completed.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2021 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acquired	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$128,021	$58,527	$298,610	$357,137	$96,900	7/2/2013	5-35
Embassy Suites Chicago	—		79	46,886	6,348	26,464	6,427	73,350	79,777	41,549	12/18/2002	5-35
Four Seasons Resort Napa Valley	—	(2)	23,514	128,645	—	—	23,514	128,645	152,159	301	12/1/2021	5-40
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	12,645	14,040	78,995	93,035	16,848	7/19/2012	5-50
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	7,574	3,698	61,152	64,850	12,571	5/1/2013	5-35
Hilton San Diego Bayfront	220,000		—	424,992	—	24,339	—	449,331	449,331	90,204	4/15/2011	5-57
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	62,541	116,140	193,971	310,111	71,552	12/2/2013	5-35
JW Marriott New Orleans	78,137		—	73,420	15,147	38,069	15,147	111,489	126,636	33,102	2/15/2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	76,677	51,598	246,915	298,513	111,143	3/23/2007	5-35
Montage Healdsburg	—	(2)	40,326	194,589	—	215	40,326	194,804	235,130	4,265	4/22/2021	5-40
Oceans Edge Resort & Marina	—	(2)	92,510	74,361	2,000	6,124	94,510	80,485	174,995	10,082	7/25/2017	5-40
Renaissance Long Beach	—	(2)	10,437	37,300	—	27,590	10,437	64,890	75,327	31,794	6/23/2005	5-35
Renaissance Orlando at SeaWorld ®	—	(2)	—	119,733	30,717	68,572	30,717	188,305	219,022	90,716	6/23/2005	5-35
Renaissance Washington DC	—	(2)	14,563	132,800	—	68,070	14,563	200,870	215,433	96,977	7/13/2005	5-35
The Bidwell Marriott Portland	—	(2)	5,341	20,705	—	27,453	5,341	48,158	53,499	19,606	8/11/2000	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	115,354	119,707	309,491	429,198	72,031	7/14/2014	5-40
	$298,137		$550,480	$2,039,753	$54,212	$689,708	$604,692	$2,729,461	$3,334,153	$799,641
(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.7 billion (unaudited) at December 31, 2021.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2021, the Company has no outstanding indebtedness under its credit facility.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2021	2020	2019

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,094,962	$3,551,715	$3,595,301
Activity during year:
Acquisitions	387,074	1,296	704
Improvements	36,884	47,547	78,579
Impairment losses	(3,264)	(252,909)	(34,888)
Changes in reporting presentation (1)	(53,068)	—	(58,799)
Dispositions	(128,435)	(252,687)	(29,182)
Balance at the end of the year	$3,334,153	$3,094,962	$3,551,715
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$772,289	$888,378	$815,628
Depreciation	96,508	101,218	107,949
Impairment losses	(579)	(137,292)	(12,572)
Changes in reporting presentation (1)	(24,144)	—	(9,677)
Dispositions	(44,433)	(80,015)	(12,950)
Balance at the end of the year	$799,641	$772,289	$888,378
(1)	Changes in reporting presentation in 2021 include the net assets for the Hyatt Centric Chicago Magnificent Mile, which the Company classified as held for sale as of December 31, 2021 due to its sale in February 2022. Changes in reporting presentation in 2019 include the reclasses necessary upon the Company’s implementation of Leases (Topic 842) of the FASB ASC to move the Hyatt Centric Chicago Magnificent Mile’s finance lease asset from investment in hotel properties, net to finance lease right-of-use asset, net.