Form 10-Q
period 2022-03-31
Sunstone Hotel Investors, Inc.
filed 2022-05-04
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, there were 215,210,303 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,905	$120,483
Restricted cash	39,484	42,234
Accounts receivable, net	35,346	28,733
Prepaid expenses and other current assets	18,137	14,338
Assets held for sale, net	—	76,308
Total current assets	307,872	282,096
Investment in hotel properties, net	2,613,428	2,720,016
Operating lease right-of-use assets, net	19,879	23,161
Deferred financing costs, net	2,080	2,580
Other assets, net	9,609	13,196
Total assets	$2,952,868	$3,041,049
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,902	$47,701
Accrued payroll and employee benefits	14,800	19,753
Dividends payable	3,773	3,513
Other current liabilities	65,671	58,884
Current portion of notes payable, net	109,741	20,694
Liabilities of assets held for sale	—	25,213
Total current liabilities	249,887	175,758
Notes payable, less current portion, net	464,601	588,741
Operating lease obligations, less current portion	21,228	25,120
Other liabilities	9,143	11,656
Total liabilities	744,859	801,275
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both March 31, 2022 and December 31, 2021, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both March 31, 2022 and December 31, 2021, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both March 31, 2022 and December 31, 2021, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 215,667,937 shares issued and outstanding at March 31, 2022 and 219,333,783 shares issued and outstanding at December 31, 2021	2,157	2,193
Additional paid in capital	2,588,405	2,631,484
Retained earnings	962,053	948,064
Cumulative dividends and distributions	(1,667,797)	(1,664,024)
Total stockholders’ equity	2,166,068	2,198,967
Noncontrolling interest in consolidated joint venture	41,941	40,807
Total equity	2,208,009	2,239,774
Total liabilities and equity	$2,952,868	$3,041,049

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES
Room	$108,772	$34,219
Food and beverage	39,583	4,971
Other operating	23,960	11,443
Total revenues	172,315	50,633
OPERATING EXPENSES
Room	30,461	11,640
Food and beverage	32,319	5,979
Other operating	5,436	1,805
Advertising and promotion	10,474	4,875
Repairs and maintenance	9,714	5,545
Utilities	5,705	4,151
Franchise costs	3,004	991
Property tax, ground lease and insurance	15,991	14,661
Other property-level expenses	23,910	10,477
Corporate overhead	10,714	7,177
Depreciation and amortization	31,360	30,770
Total operating expenses	179,088	98,071
Interest and other income (loss)	4,380	(379)
Interest expense	(5,081)	(7,649)
Gain on sale of assets	22,946	—
(Loss) gain on extinguishment of debt	(213)	222
Income (loss) before income taxes	15,259	(55,244)
Income tax provision	(136)	(43)
NET INCOME (LOSS)	15,123	(55,287)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(1,134)	1,975
Preferred stock dividends	(3,773)	(3,207)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,216	$(56,519)

Basic and diluted per share amounts:
Basic and diluted income (loss) attributable to common stockholders per common share	$0.05	$(0.26)
Basic and diluted weighted average common shares outstanding	217,271	214,438

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2021 (audited)	11,250,000	$281,250	219,333,783	$2,193	$2,631,484	$948,064	$(1,664,024)	$40,807	$2,239,774
Amortization of deferred stock compensation	—	—	—	—	3,701	—	—	—	3,701
Issuance of restricted common stock, net	—	—	213,179	2	(3,353)	—	—	—	(3,351)
Series G preferred stock dividends and dividends payable at $0.221475 per share	—	—	—	—	—	—	(587)	—	(587)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(3,879,025)	(38)	(43,427)	—	—	—	(43,465)
Net income	—	—	—	—	—	13,989	—	1,134	15,123
Balance at March 31, 2022	11,250,000	$281,250	215,667,937	$2,157	$2,588,405	$962,053	$(1,667,797)	$41,941	$2,208,009

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2020 (audited)	7,600,000	$190,000	215,593,401	$2,156	$2,586,108	$913,766	$(1,643,386)	$40,735	$2,089,379
Amortization of deferred stock compensation	—	—	—	—	2,869	—	—	—	2,869
Issuance of restricted common stock, net	—	—	581,683	6	(3,522)	—	—	—	(3,516)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	(1,209)	—	(1,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,375	1,375
Net loss	—	—	—	—	—	(53,312)	—	(1,975)	(55,287)
Balance at March 31, 2021	7,600,000	$190,000	216,175,084	$2,162	$2,585,455	$860,454	$(1,646,593)	$40,135	$2,031,613

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,123	$(55,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	64	16
(Gain) loss on sale of assets	(22,946)	70
Loss (gain) on extinguishment of debt	213	(222)
Noncash interest on derivatives, net	(1,842)	(869)
Depreciation	31,288	30,760
Amortization of franchise fees and other intangibles	66	10
Amortization of deferred financing costs	680	735
Amortization of deferred stock compensation	3,578	2,752
Gain on hurricane-related damage	(4,369)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,931)	(4,613)
Prepaid expenses and other assets	(136)	(776)
Accounts payable and other liabilities	3,319	(8,463)
Accrued payroll and employee benefits	(5,613)	(1,957)
Operating lease right-of-use assets and obligations	(346)	(331)
Net cash provided by (used in) operating activities	13,148	(38,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	191,291	—
Proceeds from property insurance	3,910	—
Acquisition of hotel properties and other assets	(546)	—
Renovations and additions to hotel properties and other assets	(30,299)	(6,526)
Net cash provided by (used in) investing activities	164,356	(6,526)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(43,465)	—
Repurchases of common stock for employee tax obligations	(3,351)	(3,516)
Payments on notes payable	(35,503)	(832)
Dividends paid	(3,513)	(3,208)
Contribution from noncontrolling interest	—	1,375
Net cash used in financing activities	(85,832)	(6,181)
Net increase (decrease) in cash and cash equivalents and restricted cash	91,672	(50,882)
Cash and cash equivalents and restricted cash, beginning of period	162,717	416,139
Cash and cash equivalents and restricted cash, end of period	$254,389	$365,257

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	March 31,
	2022	2021
Cash and cash equivalents	$214,905	$320,275
Restricted cash	39,484	44,982
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$254,389	$365,257

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$9,761	$10,696
Cash paid (refunds) for income taxes, net	$103	$(28)
Operating cash flows used for operating leases	$1,730	$1,664

Changes in operating lease right-of-use assets	$1,007	$897
Changes in operating lease obligations	(1,353)	(1,228)
Changes in operating lease right-of-use assets and lease obligations, net	$(346)	$(331)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Three Months Ended March 31,
	2022	2021
Accrued renovations and additions to hotel properties and other assets	$19,049	$5,402
Disposition deposit received in prior year in connection with sale of hotel	$4,000	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$44,712	$—
Assignment of finance lease obligation in connection with sale of hotel	$15,569	$—
Assignment of operating lease right-of-use asset in connection with sale of hotel	$2,275	$—
Assignment of operating lease obligation in connection with sale of hotel	$2,609	$—
Amortization of deferred stock compensation — construction activities	$123	$117
Dividends payable	$3,773	$3,207

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

As of March 31, 2022, the Company had interests in 14 hotels (the “14 Hotels”) currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Interstate Hotels & Resorts, Inc.	2
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1
Hilton Worldwide	1
Hyatt Hotels Corporation	1
Montage North America, LLC	1
Singh Hospitality, LLC	1

Total hotels owned as of March 31, 2022	14

COVID-19 Operational Update

COVID-19 and its variants have had and continue to have a detrimental effect on the hotel industry and the Company’s business, including significant room and event cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. While operations have gradually improved since the onset of the COVID-19 pandemic in 2020, the Omicron variant in December 2021 led to a slowdown in demand recovery at the Company’s hotels. However, demand began to recover again in February 2022 as Omicron-related case counts subsided and travel patterns re-accelerated.

During the first quarter of 2022, corporate transient and group demand accelerated and reduced the Company’s reliance on leisure demand, which was the dominant source of business at many of the Company’s hotels during 2021. The amount of corporate negotiated business at the Company’s hotels continues to grow and the Company expects business travel to become a more significant portion of its overall demand as the year progresses. In addition, demand at the Company’s group-oriented hotels is increasing as corporate and association groups return to the Company’s hotels. The Company anticipates that group demand will compose a much more meaningful component of its total room nights during the remainder of 2022. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and the Company has limited visibility to predict future operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Basic earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards and units, using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$15,123	$(55,287)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(1,134)	1,975
Preferred stock dividends	(3,773)	(3,207)
Undistributed income allocated to unvested restricted stock compensation	(67)	—
Numerator for basic and diluted income (loss) attributable to common stockholders	$10,149	$(56,519)
Denominator:
Weighted average basic and diluted common shares outstanding	217,271	214,438
Basic and diluted income (loss) attributable to common stockholders per common share	$0.05	$(0.26)

During the three months ended March 31, 2022 and 2021, the Company excluded 1,323,953 and 1,589,336 anti-dilutive unvested time-based restricted stock awards that generally vest over periods ranging from three years to five years from its calculation of diluted earnings per share, respectively. In addition, during the three months ended March 31, 2022, the Company excluded the following anti-dilutive unvested performance-based restricted stock units from its calculation of diluted earnings per share: 169,832 shares that vest based on the achievement of the Company’s total relative shareholder return following a two year performance period; 254,748 shares that vest based on the achievement of the Company’s total relative shareholder return following a three year performance period; and 188,004 shares that vest based on the achievement of pre-determined stock price targets during a five year performance period.

Restricted Cash

Restricted cash primarily includes lender reserves required by our debt agreements and reserves for capital expenditures required by certain of our management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of March 31, 2022 and December 31, 2021 included $10.3 million and $10.4 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels, $3.1 million held in escrow as of both March 31, 2022 and December 31, 2021 for the purpose of satisfying any severance or similar obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley and $0.2 million held as collateral for certain letters of credit as of both March 31, 2022 and December 31, 2021 (see Note 12).

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

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements ranging from 15 to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the Company’s hotels. The Company has not changed the useful lives of any of its assets during the periods discussed.

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three months ended March 31, 2022 or 2021.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating or finance lease ROU assets were impaired during either the three months ended March 31, 2022 or 2021.

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

At both March 31, 2022 and December 31, 2021, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Trade receivables, net (1)	$19,290	$16,055
Contract liabilities (2)	$55,762	$40,226
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, the Company recognized approximately $13.8 million and $0.8 million, respectively, in revenue related to its outstanding contract liabilities.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Land	$584,740	$604,692
Buildings and improvements	2,579,854	2,729,461
Furniture, fixtures and equipment	401,559	431,780
Intangible assets	41,884	43,117
Construction in progress	76,707	41,260
Investment in hotel properties, gross	3,684,744	3,850,310
Accumulated depreciation and amortization	(1,071,316)	(1,130,294)
Investment in hotel properties, net	$2,613,428	$2,720,016

4. Disposals

In February 2022, the Company sold the Hyatt Centric Chicago Magnificent Mile for net proceeds of $67.2 million, including a $4.0 million deposit received from the buyer of the hotel in December 2021, and recorded a gain of $11.3 million. In March 2022, the Company sold the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for combined net proceeds of $128.1 million and recorded a combined gain of $11.6 million. None of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore none of the hotels qualified as a discontinued operation.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both March 31, 2022 and December 31, 2021, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 31, 2022 (unaudited):
Interest rate cap derivative	$11	$—	$11	$—
Total assets measured at fair value at March 31, 2022	$11	$—	$11	$—

December 31, 2021:
Interest rate cap derivative	$3	$—	$3	$—
Total assets measured at fair value at December 31, 2021	$3	$—	$3	$—

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 31, 2022 (unaudited):
Interest rate swap derivatives	$394	$—	$394	$—
Total liabilities measured at fair value at March 31, 2022	$394	$—	$394	$—

December 31, 2021:
Interest rate swap derivatives	$2,228	$—	$2,228	$—
Total liabilities measured at fair value at December 31, 2021	$2,228	$—	$2,228	$—

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2022 (unaudited) and December 31, 2021 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2022	2021
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2021	December 15, 2022	$220,000	$11	$3
Term Loan 1	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(201)	(744)
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(193)	(1,484)
							$(383)	$(2,225)
(1)	The fair values of the cap agreement are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of both March 31, 2022 and December 31, 2021. The fair values of both swap agreements are included in other current liabilities on the accompanying consolidated balance sheet as of March 31, 2022. As of December 31, 2021, the fair values of Term Loan 1’s swap agreement and Term Loan 2’s swap agreement are included in other current liabilities and other liabilities, respectively, on the accompanying consolidated balance sheet.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the three months ended March 31, 2022 and 2021 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Noncash interest on derivatives, net	$(1,842)	$(869)

Fair Value of Debt

As of March 31, 2022 and December 31, 2021, 61.8% and 64.0%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2022 (unaudited) and December 31, 2021 were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$575,934	$558,428	$611,437	$590,359

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Property and equipment, net	$5,655	$5,912
Deferred rent on straight-lined third-party tenant leases	2,320	2,455
Other receivables	692	3,914
Other	942	915
Total other assets, net	$9,609	$13,196

7. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points, resulting in effective interest rates of 1.174% and 1.140% at March 31, 2022 and December 31, 2021, respectively; matures on December 9, 2022 with one remaining one-year option to extend, which the Company intends to exercise. The note is collateralized by a first deed of trust on one hotel property.	$220,000	$220,000
Note payable requiring payments of interest and principal, with a fixed rate of 4.15%; matures on December 11, 2024. The note is collateralized by a first deed of trust on one hotel property.	77,634	78,137
Unsecured Term Loan 1 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 235 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941%. Matures on September 3, 2022.	19,400	19,400
Unsecured Term Loan 2 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 235 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 4.203%. Matures on January 31, 2023.	88,900	88,900
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	65,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04%. Matures on January 10, 2028.	105,000	115,000
Total notes payable	$575,934	$611,437

Current portion of notes payable	$110,321	$21,401
Less: current portion of deferred financing costs	(580)	(707)
Carrying value of current portion of notes payable	$109,741	$20,694

Notes payable, less current portion	$465,613	$590,036
Less: long-term portion of deferred financing costs	(1,012)	(1,295)
Carrying value of notes payable, less current portion	$464,601	$588,741

In February 2022, the Company used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of its unsecured Series A Senior Notes and $10.0 million of its unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million, respectively, as of March 31, 2022. In conjunction with the repayments, the Company recorded a $0.2 million loss on extinguishment of debt related to the write-off of deferred financing costs.

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans and in May 2021 for the loan secured by the Hilton San Diego Bayfront. As of March 31, 2022, no excess cash was held in lockbox accounts for the benefit of the lenders. In April 2022, the Company informed the lender for the loan secured by the Hilton San Diego Bayfront that it had met the criteria to exit the cash trap. The cash trap provision triggered on the loan secured by the JW Marriott New Orleans will remain until the hotel reaches profitability levels that terminate the cash trap.

As of March 31, 2022, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility may be subject to the Company’s compliance with various financial covenants on its secured and unsecured debt.

In March 2022, the Company elected to early terminate the covenant relief period related to its unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 amendments to its unsecured debt agreements (the “Unsecured Debt Amendments”) for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022.

Following the Company’s early termination of the covenant relief period in March 2022, the original financial covenants on its unsecured debt agreements will be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, the Company is no longer subject to the additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions that were imposed as part of the Unsecured Debt Amendments.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense on debt and finance lease obligation	$6,243	$7,783
Noncash interest on derivatives, net	(1,842)	(869)
Amortization of deferred financing costs	680	735
Total interest expense	$5,081	$7,649

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Property, sales and use taxes payable	$7,966	$12,591
Accrued interest	3,342	6,858
Advance deposits	49,430	33,750
Interest rate swap derivatives	394	744
Management fees payable	1,670	1,691
Other	2,869	3,250
Total other current liabilities	$65,671	$58,884

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Deferred revenue	$6,447	$6,598
Interest rate swap derivative	—	1,484
Other	2,696	3,574
Total other liabilities	$9,143	$11,656

9. Leases

As of both March 31, 2022 and December 31, 2021, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Right-of-use assets, net	$19,879	$23,161

Accounts payable and accrued expenses	$5,516	$5,586
Lease obligations, less current portion	21,228	25,120
Total lease obligations	$26,744	$30,706

Weighted average remaining lease term	34 years
Weighted average discount rate	5.0%

As of December 31, 2021, the Company had an operating lease related to certain office and parking space at the Hilton Garden Inn Chicago Downtown/Magnificent Mile. Upon the hotel’s sale in March 2022 (see Note 4), the Company was no longer obligated under the operating lease and the related $2.3 million right-of-use asset, net and $2.6 million lease obligation were removed from the Company’s consolidated balance sheet as of March 31, 2022.

As of December 31, 2021, the Company also had a finance lease related to the building occupied by the Hyatt Centric Chicago Magnificent Mile. The related lease obligation and right-of-use asset, net were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2021. Upon the hotel’s sale in February 2022 (see Note 4), the Company was no longer obligated under the building lease and the related $44.7 million right-of-use asset, net and $15.6 million finance lease obligation were removed from the Company’s consolidated balance sheet as of March 31, 2022.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Finance lease cost (1):
Amortization of right-of-use asset	$—	$368
Interest on lease obligation	117	351
Operating lease cost	1,389	1,320
Variable lease cost (2)	881	—
Total lease cost	$2,387	$2,039
(1)	Finance lease cost for the three months ended March 31, 2022 and 2021 included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022 (see Note 4).
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

10. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”) to the hotel’s seller as partial payment of the hotel. The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s investment in the resort. The annual dividend rate is expected to increase in 2023 to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Common Stock

Stock Repurchase Program. In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The stock repurchase program has no stated expiration date. During the first quarter of 2022, the Company repurchased 3,879,025 shares of its common stock for $43.5 million, including fees and commissions, leaving $456.6 million remaining for repurchase under the program (see Note 13). Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

ATM Agreements. In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. In February 2022, the Company’s board of directors reauthorized the $300.0 million ATM Agreements, or new similar agreements. No common stock was issued under the ATM Agreements during the first quarter of 2022, leaving $300.0 million available for sale.

11. Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) provides for granting awards to directors, officers and eligible employees. The awards may be in the form of incentive or nonqualified stock options, restricted shares or units, performance shares or units, share appreciation rights, or any combination thereof. As of March 31, 2022, the Company’s issued and outstanding awards consist of both time-based and performance-based restricted stock grants. Time-based restricted shares generally vest over periods ranging from three years to five years from the date of grant. Performance-based restricted shares generally vest based on the Company’s total relative shareholder return and achievement of pre-determined stock price targets during performance periods ranging from two years to five years.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2022 and 2021 were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense, including forfeitures	$3,578	$2,752

Capitalized compensation cost (1)	$123	$117
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers currently require the Company to pay between 2.0% and 3.0% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers.

Total basic and incentive management fees incurred by the Company during the three months ended March 31, 2022 and 2021 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Basic management fees	$4,669	$1,303
Incentive management fees	1,558	—
Total basic and incentive management fees	$6,227	$1,303

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

Total license and franchise fees incurred by the Company during the three months ended March 31, 2022 and 2021 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Franchise assessments (1)	$2,718	$868
Franchise royalties (2)	286	123
Total franchise costs	$3,004	$991
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Prior to the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 (see Note 4), franchise royalties included key money received from the hotel’s franchisor, which the Company was amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At March 31, 2022, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2022 totaled $75.2 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of March 31, 2022, 10 of the 14 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
California	5	35%	37%
Florida	2	13%	14%
Hawaii	1	7%	24%
Massachusetts	2	20%	14%

Hurricane Ida

During the third quarter of 2021, the Company’s New Orleans hotels were impacted to varying degrees by Hurricane Ida. While both hotels remained open during the storm, they sustained wind-driven damage, rain infiltration and water damage. The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. The Company is working with its insurers to identify and settle a property damage claim and a business interruption claim at the Hilton New Orleans St. Charles for portions of the costs related to Hurricane Ida. The Company has concluded that the cost to restore damages at the JW Marriott New Orleans will not exceed the hotel’s deductible.

During the first quarter of 2022, the Company incurred Hurricane Ida-related restoration expenses of $1.4 million at the Hilton New Orleans St. Charles and $0.1 million at the JW Marriott New Orleans, both of which are included in repairs and maintenance expense in the accompanying consolidated statement of operations for the three months ended March 31, 2022. Through March 31, 2022, the Company has incurred total Hurricane Ida-related restoration expenses of $4.4 million at the Hilton New Orleans St. Charles and $1.4 million at the JW Marriott New Orleans. Though the property damage claim has not been finalized, the Company recognized an advance payment of $4.4 million from its insurers in the first quarter of 2022 for Hurricane Ida-related property expenses previously incurred, which is included in interest and other income (loss) on the accompanying consolidated statement of operations for the three months ended March 31, 2022. In addition, during the first quarter of 2022, the Company recognized an advance payment of $1.0 million from its insurers related to its ongoing business interruption claim at the Hilton New Orleans St. Charles, which is included in other operating revenue on the accompanying consolidated statement of operations for the three months ended March 31, 2022.

The Company may incur additional Hurricane Ida-related expenses at both New Orleans hotels in the future. Any additional expenses will be recognized as incurred, and any additional property damage or business interruption recoveries will not be recognized until final settlements have been reached with the Company’s insurers.

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”). As of March 31, 2022, $0.9 million of the potential obligation has been paid to the hotel’s employees, including $0.1 million paid during the first quarter of 2022. In addition, the potential obligation is reassessed at the end of every quarter, resulting in a gain on extinguishment of debt of zero and $0.2 million included on the accompanying consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, restricted cash on the accompanying consolidated balance sheets included $10.3 million and $10.4 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. Other current liabilities on the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021, included the potential obligation balances of $10.4 million and $10.5 million, respectively.

Coterminous with the Company’s acquisition of the Four Seasons Resort Napa Valley in 2021, the Company was required to deposit $3.1 million into a restricted bank account owned by the Company, but to which the hotel’s management company, Four Seasons, has sole and unrestricted access to withdraw funds for the purpose of satisfying any severance or similar obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel (“severance obligations”). Prior to Four Seasons withdrawing funds from the restricted account, the Company has the option to pay the severance obligations using its cash on hand. Should amounts in the restricted bank account be used to fund the severance obligations, the Company will be required to deposit additional funds into the restricted bank account so that the amount in the account totals any estimated future severance obligations. Currently, the estimated future severance obligations total $3.1 million, which is included in restricted cash on the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021; however, the estimated future severance obligations may increase up to a maximum of $5.0 million.

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

At March 31, 2022, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2022. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

13. Subsequent Events

In April 2022, the Company repurchased 457,634 shares of its common stock for $5.0 million, including fees and commissions, leaving $451.6 million remaining for repurchase under the program.

On May 3, 2022, the Company entered into a definitive agreement with an affiliate of Hyatt Hotels Corporation to acquire the 339-room The Confidante Miami Beach for a purchase price of $232.0 million. The Company currently anticipates closing the transaction by the end of the second quarter 2022. The acquisition of the hotel is subject to the satisfaction of customary closing conditions, and the Company can give no assurance that the acquisition of the hotel will be completed.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the significant impact COVID-19 and its variants have had, and are expected to continue to have, on our business and the economy, as well as the response of governments to manage and control COVID-19 and its variants and the degree and speed to which traditional transient and group business returns to our hotels;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19 or its variants;
●	general economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, regional or global economic slowdowns and any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19 and its variants;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues, including those impacting our suppliers, our third-party hotel managers or our franchisors;
●	risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires adversely affecting our hotels;
●	the need for business-related transient and group travel, including the increased use of business-related technology;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, utility costs, property and liability insurance costs, unanticipated costs such as acts of nature and their consequences and other costs that may not be offset by increased room rates;
●	the ground or airspace leases for two of our hotels;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	our hotels may become impaired, or our hotels which have previously become impaired may become further impaired in the future, which may adversely affect our financial condition and results of operations;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt;
●	financial and other covenants on our debt and preferred stock;
●	the impact on our business of potential defaults by us on our debt agreements or leases;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis; and
●	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of March 31, 2022, we had interests in 14 hotels (the “14 Hotels”), which average 528 rooms in size. All but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

COVID-19 Operational Update

COVID-19 and its variants have had and continue to have a detrimental effect on the hotel industry and our business, including significant room and event cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. While operations have gradually improved since the onset of the COVID-19 pandemic in 2020, the Omicron variant in December 2021 led to a slowdown in demand recovery at our hotels. However, demand began to recover again in February 2022 as Omicron-related case counts subsided and travel patterns re-accelerated.

During the first quarter of 2022, corporate transient and group demand accelerated and reduced our reliance on leisure demand, which was the dominant source of business at many of our hotels during 2021. The amount of corporate negotiated business at our hotels continues to grow and we expect business travel to become a more significant portion of our overall demand as the year progresses. In addition, demand at our group-oriented hotels is increasing as corporate and association groups return to our hotels. We anticipate that group demand will compose a much more meaningful component of our total room nights during the remainder of 2022. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and we have limited visibility to predict future operations.

Our hotels continue to be challenged as they attempt to recall previously furloughed employees and hire new staff, including managers. Significant progress has been made over the last six months towards alleviating the labor shortages at our hotels, however, new challenges such as appropriate training and retaining talented staff have arisen. These challenges, along with bonus programs, flexibility and other benefits will likely add to payroll and related expenses throughout 2022 and beyond.

Year-To-Date 2022 Overview

Demand. We continue to experience steady improvements in hotel demand. Occupancy during the first three months of 2022 and 2021 at the 12 hotels we owned during both reporting periods (the “Existing Portfolio”) was as follows:

	January	February	March
2022	37.9%	53.6%	67.9%
2021	14.0%	24.5%	31.7%

Dispositions. During the first three months of 2022, we sold three hotels. In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile for gross proceeds of $67.5 million, excluding closing costs, and recorded a gain of $11.3 million. In March 2022, we sold the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for combined gross proceeds of $129.5 million, excluding closing costs, and recorded a combined gain of $11.6 million.

Significant Renovations. During the first quarter of 2022, our significant renovations primarily consisted of additional progress on the renovation of the Renaissance Washington DC in preparation for its conversion to the Westin brand in 2023, and a room renovation at the Hyatt Regency San Francisco which we expect to complete later this year.

Debt Transactions. In February 2022, we used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of our unsecured Series A Senior Notes and $10.0 million of our unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million, respectively, as of March 31, 2022.

In March 2022, we elected to early terminate the covenant relief period related to our unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 amendments to our unsecured debt agreements (the “Unsecured Debt Amendments”) for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following our early termination of the covenant relief period in March 2022, the original financial covenants on our unsecured debt agreements will be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, we are no longer subject to additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions.

Capital Transactions. In March 2022, we repurchased 3,879,025 shares of our common stock under our stock repurchase program at an average purchase price of $11.19 per share. Approximately $456.6 million of authorized capacity remains under our stock repurchase program.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset (prior to the related hotel’s sale in February 2022), franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation (prior to the related hotel’s sale in February 2022), gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	(Loss) gain on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred, or gains related to the resolution of contingencies on extinguished debt;

●	Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	(Income) loss from consolidated joint venture attributable to noncontrolling interest, which includes the net (income) loss attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) until their redemptions in June 2021 and August 2021, respectively, as well as dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning, those hotels whose operations have either been temporarily suspended or significantly reduced and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. Historically, we referred to this subset of our hotels used to calculate comparable RevPAR as our

“Comparable Portfolio.” Given the detrimental effect of COVID-19 on our hotels and the lack of comparability to prior periods, we currently do not have a Comparable Portfolio;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the cash component of ground lease expense for any finance lease obligation that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivative and any finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; the noncontrolling partner’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulty, including those caused by global pandemics, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results in key gateway markets may be negatively affected by reduced demand from international travelers due to pandemic-related travel restrictions, financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits. We believe that

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2022 and 2021, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2022	2021	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$108,772	$34,219	$74,553	217.9%
Food and beverage	39,583	4,971	34,612	696.3%
Other operating	23,960	11,443	12,517	109.4%
Total revenues	172,315	50,633	121,682	240.3%
OPERATING EXPENSES
Hotel operating	113,104	49,647	63,457	127.8%
Other property-level expenses	23,910	10,477	13,433	128.2%
Corporate overhead	10,714	7,177	3,537	49.3%
Depreciation and amortization	31,360	30,770	590	1.9%
Total operating expenses	179,088	98,071	81,017	82.6%
Interest and other income (loss)	4,380	(379)	4,759	1,255.7%
Interest expense	(5,081)	(7,649)	2,568	33.6%
Gain on sale of assets	22,946	—	22,946	100.0%
(Loss) gain on extinguishment of debt	(213)	222	(435)	(195.9)%
Income (loss) before income taxes	15,259	(55,244)	70,503	127.6%
Income tax provision	(136)	(43)	(93)	(216.3)%
NET INCOME (LOSS)	15,123	(55,287)	70,410	127.4%
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(1,134)	1,975	(3,109)	(157.4)%
Preferred stock dividends	(3,773)	(3,207)	(566)	(17.6)%
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,216	$(56,519)	$66,735	118.1%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Our operations have been and continue to be significantly affected by COVID-19 and its variants. Since our portfolio’s pandemic-induced occupancy low point in April 2020, our hotels have generated sequential quarterly RevPAR improvements driven by demand growth and continued rate strength across our portfolio. Consequently, the results of our operations for the first quarter of 2022 are not comparable to the same period in 2021.
●	Hotel Acquisitions: In April 2021 and December 2021, we purchased the Montage Healdsburg and the Four Seasons Resort Napa Valley (the “Two Recently Acquired Hotels”), respectively, resulting in increased revenues, operating expenses and depreciation expense for the first quarter of 2022 as compared to the same period in 2021.
●	Hotel Dispositions: In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile, and in March 2022, we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, in October 2021 and December 2021, we sold the Renaissance Westchester and the Embassy Suites La Jolla, respectively. As a result of these five hotel dispositions (the “Five Disposed Hotels”), our revenues, operating expenses and depreciation expense for the first quarter of 2022 are not comparable to the same period in 2021.

Room revenue. Room revenue increased $74.6 million, or 217.9%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as follows:

●	Room revenue at the Existing Portfolio increased $64.9 million. Occupancy increased 2,970 basis points and the average daily room rate increased 35.6%, resulting in a 207.7% increase in RevPAR:

	Three Months Ended March 31,
	2022			2021			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	53.1%	$279.95	$148.65	23.4%	$206.44	$48.31	2,970	bps	35.6%	207.7%

Two Recently Acquired Hotels (1)	47.4%	$1,100.47	$521.62	N/A	N/A	N/A	N/A		N/A	N/A
(1)	The newly-developed Montage Healdsburg and Four Seasons Resort Napa Valley opened on limited bases in December 2020 and October 2021, respectively; therefore, there is no comparable prior year information.

●	The Two Recently Acquired Hotels caused room revenue to increase by $10.2 million.
●	The dispositions of the Five Disposed Hotels caused room revenue to decrease by $0.5 million.

Food and beverage revenue. Food and beverage revenue increased $34.6 million, or 696.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $29.0 million.
●	The Two Recently Acquired Hotels caused food and beverage revenue to increase by $5.6 million.
●	The dispositions of the Five Disposed Hotels had a nominal effect on food and beverage revenue.

Other operating revenue. Other operating revenue increased $12.5 million, or 109.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as follows:

●	Other operating revenue at the Existing Portfolio increased $10.7 million, which includes $1.0 million in business interruption proceeds recognized in the first quarter of 2022 at the Hilton New Orleans St. Charles related to Hurricane Ida disruption in 2021. In addition, other operating revenue at the Existing Portfolio increased due to increases in parking, retail, facility fees and spa, partially offset by a $1.6 million reimbursement in the first quarter of 2022 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, compared to a corresponding reimbursement of $4.0 million in the first quarter of 2021.
●	The Two Recently Acquired Hotels caused other operating revenue to increase by $2.0 million.
●	The dispositions of the Five Disposed Hotels caused other operating revenue to decrease by $0.2 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $63.5 million, or 127.8%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $51.3 million, primarily corresponding to the increases in the Existing Portfolio’s revenues. In addition, hotel operating expenses increased in the first quarter of 2022 due to $1.5 million in Hurricane Ida-related restoration expenses recognized by our New Orleans hotels.
●	The Two Recently Acquired Hotels caused hotel operating expenses to increase by $14.9 million.
●	The dispositions of the Five Disposed Hotels caused hotel operating expenses to decrease by $2.7 million.

Other property-level expenses. Other property-level expenses increased $13.4 million, or 128.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as follows:

●	Other property-level expenses at the Existing Portfolio increased $10.7 million, including a $4.6 million increase in management fees related to the increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses and credit card commissions.
●	The Two Recently Acquired Hotels caused other property-level expenses to increase by $3.4 million.
●	The dispositions of the Five Disposed Hotels caused other property-level expenses to decrease by $0.7 million.

Corporate overhead expense. Corporate overhead expense increased $3.5 million, or 49.3%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to increased deferred stock amortization expense, due diligence expenses, legal fees and payroll expenses related to our CEO transition.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.6 million, or 1.9%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio remained relatively stable as reduced expenses due to fully depreciated assets was offset by increased depreciation and amortization at our newly renovated hotels.
●	The Two Recently Acquired Hotels caused depreciation and amortization to increase by $3.5 million.
●	The dispositions of the Five Disposed Hotels resulted in a decrease in depreciation and amortization of $2.9 million.

Interest and other income (loss). Interest and other income (loss) totaled income of $4.4 million and a loss of $0.4 million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022, we recognized $4.4 million in insurance proceeds for Hurricane Ida-related property damage at our New Orleans hotels and a nominal amount of interest income. During the first quarter of 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018, and we recognized a nominal amount of interest income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense on debt and finance lease obligation	$6,243	$7,783
Noncash interest on derivatives, net	(1,842)	(869)
Amortization of deferred financing costs	680	735
Total interest expense	$5,081	$7,649

Interest expense decreased $2.6 million, or 33.6%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, as follows:

Interest expense on our debt and finance lease obligation decreased $1.5 million in the first quarter of 2022 as compared to the same period in 2021 primarily due to our 2022 and 2021 debt transactions, including our partial repayments of the senior notes, the assignment of the loan secured by the Embassy Suites La Jolla to the hotel’s buyer and our partial repayments of the term loans. In addition, interest expense on our finance lease obligation decreased in the first quarter of 2022 as compared to the same period in 2021 due to our sale of Hyatt Centric Chicago Magnificent Mile in February 2022.

Noncash changes in the fair market value of our derivatives caused interest expense to decrease $1.0 million in the first quarter of 2022 as compared to the same period in 2021.

The amortization of deferred financing costs caused interest expense to decrease $0.1 million in the first quarter of 2022 as compared to the same period in 2021.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 3.6% and 3.8% at March 31, 2022 and 2021, respectively. Approximately 61.8% and 70.6% of our outstanding notes payable had fixed interest rates at March 31, 2022 and 2021, respectively.

Gain on sale of assets. Gain on sale of assets totaled $22.9 million and zero for the three months ended March 31, 2022 and 2021, respectively. In the first quarter of 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

(Loss) gain on extinguishment of debt. ( Loss) gain on extinguishment of debt totaled a loss of $0.2 million and a gain of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022, we recognized a loss of $0.2 million related to the write-off of deferred financing fees associated with the repayment of a portion of our senior notes. During the first quarter of 2021, we recognized a gain of $0.2 million associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

Income tax provision. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the three months ended March 31, 2022 and 2021, we recognized current income tax provisions of $0.1 million and $43,000, respectively, resulting from current state income tax expense.

(Income) loss from consolidated joint venture attributable to noncontrolling interest. (Income) loss from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled income of $1.1 million and a loss of $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

Preferred stock dividends. Preferred stock dividends increased $0.6 million, or 17.6%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to the issuances of our Series G preferred stock, Series H preferred stock and Series I preferred stock, as well as the redemptions of our Series E preferred stock and Series F preferred stock.

Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Series E preferred stock	$—	$1,998
Series F preferred stock	—	1,209
Series G preferred stock	587	—
Series H preferred stock	1,761	—
Series I preferred stock	1,425	—
Total preferred stock dividends	$3,773	$3,207

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile (prior to the hotel’s sale in February 2022). We determined that the building lease is a finance lease, and, therefore, we include a portion of the lease payment each month in interest expense. We adjust EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income (loss) to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$15,123	$(55,287)
Operations held for investment:
Depreciation and amortization	31,360	30,770
Interest expense	5,081	7,649
Income tax provision	136	43
(Gain) loss on sale of assets	(22,946)	70
EBITDAre	28,754	(16,755)

Operations held for investment:
Amortization of deferred stock compensation	3,578	2,752
Amortization of right-of-use assets and obligations	(346)	(331)
Amortization of contract intangibles, net	(6)	—
Finance lease obligation interest — cash ground rent	(117)	(351)
Loss (gain) on extinguishment of debt	213	(222)
Prior year property tax adjustments, net	—	(827)
Hurricane-related insurance proceeds net of losses	(2,893)	—
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(1,134)	1,975
Depreciation and amortization	(790)	(810)
Interest expense	(168)	(161)
Amortization of right-of-use asset and obligation	72	72
Adjustments to EBITDAre, net	(1,591)	2,097
Adjusted EBITDAre, excluding noncontrolling interest	$27,163	$(14,658)

Adjusted EBITDAre, excluding noncontrolling interest increased $41.8 million, or 285.3%, in the first quarter of 2022 as compared to the same period in 2021 primarily due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $46.8 million, or 499.2%, primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the first quarter of 2022.
●	The Two Recently Acquired Hotels recorded net negative Adjusted EBITDAre of $0.5 million.
●	The Five Disposed Hotels recorded net negative Adjusted EBITDAre of $2.2 million in the first quarter of 2022 as compared to $5.8 million in the first quarter of 2021.
●	Corporate-level Adjusted EBITDAre decreased $8.1 million.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and obligations: we exclude the amortization of our real estate right-of-use assets and related lease obligations, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligation. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income (loss) to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$15,123	$(55,287)
Preferred stock dividends	(3,773)	(3,207)
Operations held for investment:
Real estate depreciation and amortization	31,027	30,143
(Gain) loss on sale of assets	(22,946)	70
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(1,134)	1,975
Real estate depreciation and amortization	(790)	(810)
FFO attributable to common stockholders	17,507	(27,116)

Operations held for investment:
Amortization of deferred stock compensation (1)	3,578	2,752
Real estate amortization of right-of-use assets and obligations	(286)	85
Amortization of contract intangibles, net	60	—
Noncash interest on derivatives, net	(1,842)	(869)
Loss (gain) on extinguishment of debt	213	(222)
Prior year property tax adjustments, net	—	(827)
Hurricane-related insurance proceeds net of losses	(2,893)	—
Noncontrolling interest:
Real estate amortization of right-of-use asset and obligation	72	72
Noncash interest on derivatives, net	2	—
Adjustments to FFO attributable to common stockholders, net	(1,096)	991
Adjusted FFO attributable to common stockholders	$16,411	$(26,125)
(1)	Amortization of deferred stock compensation has been added to the adjustments to FFO attributable to common stockholders, net for the three months ended March 31, 2021 to conform to the current year’s presentation.

Adjusted FFO attributable to common stockholders increased $42.5 million, or 162.8%, in the first quarter of 2022 as compared to the same period in 2021 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, property insurance and contributions from our joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, repayments of notes payable and dividends on our preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2022 as compared to net cash used in operating activities of $38.2 million for the three months ended March 31, 2021. The net increase in cash provided by operating activities during the first quarter of 2022 as compared to the same period in 2021 was primarily due to the increase in travel demand benefiting our hotels and additional operating cash provided by the Two Recently Acquired Hotels, partially offset by a decrease in operating cash caused by the sales of the Five Disposed Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by (used in) investing activities during the first three months of 2022 as compared to the first three months of 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Proceeds from sale of assets	$191,291	$—
Proceeds from property insurance	3,910	—
Acquisition of hotel properties and other assets	(546)	—
Renovations and additions to hotel properties and other assets	(30,299)	(6,526)
Net cash provided by (used in) investing activities	$164,356	$(6,526)

During the first three months of 2022, we received total proceeds of $191.3 million from our sales of three hotels, consisting of $63.2 million for the Hyatt Centric Chicago Magnificent Mile (having already received a $4.0 million disposition deposit in December 2021) and $128.1 million for the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, we received insurance proceeds of $3.9 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were partially offset by $0.5 million paid to acquire additional wet and dry boat slips at the Oceans Edge Resort & Marina and $30.3 million invested for renovations and additions to our portfolio and other assets.

During the first three months of 2021, we invested $6.5 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2022 as compared to the first three months of 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Repurchases of outstanding common stock	$(43,465)	$—
Repurchases of common stock for employee tax obligations	(3,351)	(3,516)
Payments on notes payable	(35,503)	(832)
Dividends paid	(3,513)	(3,208)
Contribution from noncontrolling interest	—	1,375
Net cash used in financing activities	$(85,832)	$(6,181)

,

During the first three months of 2022, we paid $43.5 million to repurchase 3,879,025 shares of our outstanding common stock. In addition, we paid $35.5 million in principal payments on our notes payable, including $35.0 million to repay a portion of our senior notes and $0.5 million in scheduled principal payments on our notes payable. We also paid $3.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees and $3.5 million in dividends to our preferred stockholders.

During the first three months of 2021, we paid $3.5 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.8 million in principal payments on our notes payable and $3.2 million in dividends to our preferred stockholders. These cash outflows were partially offset by a $1.4 million contribution from our joint venture partner.

Future. While operations have improved in the first three months of 2022 as compared to the same period in 2021, our hotels continue to operate below pre-pandemic levels. We believe the ongoing effects of the COVID-19 pandemic, including the spread of variants and labor challenges, on our operations could continue to have a negative impact on our financial results and liquidity in 2022. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand the current decline in our operating cash flow. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. We cannot accurately estimate the impact on our business, financial condition or operational results with reasonable certainty.

We expect our primary sources of cash will continue to be our working capital and credit facility, dispositions of hotel properties and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed or that the capital markets will be available to us in the future on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels if necessary, capital investments in our hotels, repayment of principal on our notes payable and possibly on our unsecured debt, interest expense, repurchases of our common stock, dividends on our preferred stock and acquisitions of hotels or interests in hotels, including our anticipated acquisition during the second quarter 2022 of The Confidante Miami Beach for $232.0 million using cash on hand and proceeds received from our currently undrawn revolving credit facility. The acquisition of the hotel is subject to the satisfaction of customary closing conditions, and we can give no assurance that the acquisition of the hotel will be completed.

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

Cash Balance. As of March 31, 2022, our unrestricted cash balance was $214.9 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at our hotels are reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans and in May 2021 for the loan secured by the Hilton San Diego Bayfront. As of March 31, 2022, no excess cash generated by the hotels was held in lockbox accounts for the benefit of the lenders. In April 2022, we informed the lender for the loan secured by the Hilton San Diego Bayfront that we have met the criteria to exit the cash trap. The cash trap provision triggered on the loan secured by the JW Marriott New Orleans will remain until the hotel reaches profitability levels that terminate the cash trap.

Debt. As of March 31, 2022, we had $575.9 million of consolidated debt, $254.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2022, we had no amount outstanding on the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. Our ability to draw on the revolving portion of the credit facility may be subject to our compliance with various financial covenants on our secured and unsecured debt. The revolving portion of the credit facility agreement matures in April 2023, but may be extended for two six-month periods to April 2024, upon the payment of applicable fees and satisfaction of certain customary conditions.

In February 2022, we used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of our unsecured Series A Senior Notes and $10.0 million of our unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million on our Series A Senior Notes and Series B Senior Notes, respectively, as of March 31, 2022.

In March 2022, we elected to early terminate the covenant relief period related to our unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 Unsecured Debt Amendments for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following our early termination of the covenant relief period in March 2022, the original financial covenants on our unsecured debt agreements will be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, we are no longer subject to additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions that were imposed as part of the Unsecured Debt Amendments.

The Unsecured Debt Amendments provide us the option to extend the applicable maturity dates of our term loans by one year each upon payment of applicable fees and satisfaction of certain customary conditions. Currently, our term loans are both classified as current liabilities on our consolidated balance sheet as of March 31, 2022; however, we may exercise the options on both of our term loans, which would extend the maturity dates of Term Loan 1 and Term Loan 2 to September 2023 and January 2024, respectively.

As of March 31, 2022, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the floating interest rate at 6.0% until December 2022. As of March 31, 2022, we also have a loan secured by the JW Marriott New Orleans, two unsecured corporate-level term loans and two unsecured corporate-level senior notes.

We may in the future seek to obtain mortgages on one or more of our 12 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of March 31, 2022. Our 12 unencumbered hotels include: Boston Park Plaza; Four Seasons Resort Napa Valley; Hilton New

Orleans St. Charles; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of March 31, 2022 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$575,934	$110,321	$295,613	$65,000	$105,000
Interest obligations on notes payable (2)	65,198	22,567	24,494	13,107	5,030
Operating lease obligations, including imputed interest (3)	30,763	6,711	13,450	7,100	3,502
Construction commitments	75,216	75,216	—	—	—
Total	$747,111	$214,815	$333,557	$85,207	$113,532
(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which is scheduled to mature in December 2022. We intend to exercise the remaining one-year option to extend the maturity to December 2023.
(2)	Interest on our variable rate debt is calculated based on the variable rate at March 31, 2022, and includes the effect of our interest rate derivative agreements. Interest on our unsecured debt is calculated based on a return to the original contracted interest rates once the covenant threshold adjustment period ends on September 30, 2022.
(3)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and airspace leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $30.3 million in our portfolio and other assets during the first three months of 2022. As of March 31, 2022, we have contractual construction commitments totaling $75.2 million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of March 31, 2022, our balance sheet includes restricted cash of $25.1 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West, New Orleans and Orlando, the second quarter is strong for the Mid-Atlantic business hotels and the fourth quarter is strong for Hawaii, Key West and the California counties of Napa and Sonoma). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including the COVID-19 pandemic, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food, commodities, including those used to renovate or reposition our hotels, taxes, property and liability insurance, utilities and borrowing costs. In addition, our hotel expenses may increase at higher rates than hotel revenue.

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

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, our estimate of how long we will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and the terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income (loss) and margins, the need for capital expenditures, as well as specific market and economic conditions.

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

As of March 31, 2022, 61.8% of our debt obligations are fixed in nature, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at March 31, 2022. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at March 31, 2022.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During the three months ended March 31, 2022, the Company repurchased 3,879,025 shares of its common stock for a total purchase price of $43.5 million, including fees and commissions, leaving $456.6 million remaining under the stock repurchase program. The stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

In February 2022 and March 2022, the Company withheld 219,823 shares and 68,883 shares of its restricted common stock, respectively, at average market values of $11.69 per share and $11.33 per share, respectively, and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2022 - January 31, 2022	—	$—	—	$500,000,000
February 1, 2022 - February 28, 2022	219,823	$11.69	—	$500,000,000
March 1, 2022 - March 31, 2022	3,947,908	$11.19	3,879,025	$456,612,271
Total	4,167,731	$11.21	3,879,025	$456,612,271

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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

3.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021.

3.7	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021.

3.8	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.9	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Third Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 8, 2021).

10.2	Third Amendment to Note and Guarantee Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 8, 2021).

10.3	Sunstone Hotel Investors, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2021). #

10.4	Form of Retention Letter with Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 13, 2021). #

10.5

Form of Employment Agreement by and between Sunstone Hotel Investors, Inc. and Douglas M. Pasquale (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 13, 2021). #

10.6	Form of Letter Agreement with Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 1, 2021). #

10.7	Form of Performance-Vesting Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 11, 2022). #

10.8	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Transition 2022) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 11, 2022). #

10.9	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Promotion) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 7, 2022). #

10.10	Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC 2022 Incentive Award Plan (incorporated by reference to Exhibit 10-1 to Form 8-K, filed by the Company on April 28, 2022). #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 4, 2022	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)