Form 10-Q
period 2022-09-30
Sunstone Hotel Investors, Inc.
filed 2022-11-08
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 210,399,520 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,588	$120,483
Restricted cash	50,253	42,234
Accounts receivable, net	45,750	28,733
Prepaid expenses and other current assets	14,374	14,338
Assets held for sale, net	—	76,308
Total current assets	227,965	282,096
Investment in hotel properties, net	2,850,225	2,720,016
Operating lease right-of-use assets, net	17,866	23,161
Deferred financing costs, net	5,382	2,580
Other assets, net	8,945	13,196
Total assets	$3,110,383	$3,041,049
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,512	$47,701
Accrued payroll and employee benefits	22,413	19,753
Dividends and distributions payable	13,961	3,513
Other current liabilities	68,920	58,884
Current portion of notes payable, net	2,088	20,694
Liabilities of assets held for sale	—	25,213
Total current liabilities	167,894	175,758
Notes payable, less current portion, net	810,909	588,741
Operating lease obligations, less current portion	18,349	25,120
Other liabilities	9,575	11,656
Total liabilities	1,006,727	801,275
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both September 30, 2022 and December 31, 2021, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both September 30, 2022 and December 31, 2021, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both September 30, 2022 and December 31, 2021, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,570,211 shares issued and outstanding at September 30, 2022 and 219,333,783 shares issued and outstanding at December 31, 2021	2,116	2,193
Additional paid in capital	2,487,931	2,631,484
Retained earnings	1,017,890	948,064
Cumulative dividends and distributions	(1,685,531)	(1,664,024)
Total stockholders’ equity	2,103,656	2,198,967
Noncontrolling interest in consolidated joint venture	—	40,807
Total equity	2,103,656	2,239,774
Total liabilities and equity	$3,110,383	$3,041,049

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Room	$158,400	$118,061	$428,893	$236,877
Food and beverage	63,476	27,338	174,717	47,547
Other operating	22,438	22,022	64,299	50,840
Total revenues	244,314	167,421	667,909	335,264
OPERATING EXPENSES
Room	38,791	32,106	106,594	66,692
Food and beverage	47,181	27,440	125,959	49,088
Other operating	6,440	4,643	17,965	9,934
Advertising and promotion	12,325	8,883	34,420	20,800
Repairs and maintenance	9,382	10,001	27,369	22,678
Utilities	7,708	6,164	19,652	14,998
Franchise costs	4,145	4,181	11,429	7,468
Property tax, ground lease and insurance	19,714	17,528	53,160	47,821
Other property-level expenses	29,032	21,633	83,333	48,177
Corporate overhead	7,879	15,422	27,310	32,066
Depreciation and amortization	31,750	32,585	94,003	96,084
Impairment loss	—	1,014	—	1,014
Total operating expenses	214,347	181,600	601,194	416,820
Interest and other income (loss)	270	2	4,766	(356)
Interest expense	(9,269)	(7,983)	(20,288)	(23,697)
Gain on sale of assets	—	—	22,946	—
(Loss) gain on extinguishment of debt, net	(770)	61	(962)	371
Income (loss) before income taxes	20,198	(22,099)	73,177	(105,238)
Income tax benefit (provision), net	290	(25)	126	(91)
NET INCOME (LOSS)	20,488	(22,124)	73,303	(105,329)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	—	(933)	(3,477)	1,638
Preferred stock dividends and redemption charges	(3,351)	(6,287)	(10,897)	(17,289)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,137	$(29,344)	$58,929	$(120,980)

Basic and diluted per share amounts:
Basic income (loss) attributable to common stockholders per common share	$0.08	$(0.13)	$0.27	$(0.56)
Diluted income (loss) attributable to common stockholders per common share	$0.08	$(0.13)	$0.27	$(0.56)

Basic weighted average common shares outstanding	211,010	217,709	213,799	215,765
Diluted weighted average common shares outstanding	211,289	217,709	213,869	215,765

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2021 (audited)	11,250,000	$281,250	219,333,783	$2,193	$2,631,484	$948,064	$(1,664,024)	$40,807	$2,239,774
Amortization of deferred stock compensation	—	—	—	—	3,701	—	—	—	3,701
Issuance of restricted common stock, net	—	—	213,179	2	(3,353)	—	—	—	(3,351)
Series G preferred stock dividends and dividends payable at $0.221475 per share	—	—	—	—	—	—	(587)	—	(587)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(3,879,025)	(38)	(43,427)	—	—	—	(43,465)
Net income	—	—	—	—	—	13,989	—	1,134	15,123
Balance at March 31, 2022	11,250,000	$281,250	215,667,937	$2,157	$2,588,405	$962,053	$(1,667,797)	$41,941	$2,208,009
Amortization of deferred stock compensation	—	—	—	—	2,971	—	—	—	2,971
Issuance of restricted common stock	—	—	53,616	1	(92)	—	—	—	(91)
Forfeiture of restricted common stock	—	—	(34,807)	—	—	—	—	—	—
Series G preferred stock dividends and dividends payable at $0.221475 per share	—	—	—	—	—	—	(587)	—	(587)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(3,235,958)	(33)	(34,482)	—	—	—	(34,515)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,500)	(5,500)
Acquisition of noncontrolling interest, net	—	—	—	—	(62,564)	—	—	(38,784)	(101,348)
Net income	—	—	—	—	—	35,349	—	2,343	37,692
Balance at June 30, 2022	11,250,000	$281,250	212,450,788	$2,125	$2,494,238	$997,402	$(1,671,570)	$—	$2,103,445
Amortization of deferred stock compensation	—	—	—	—	2,350	—	—	—	2,350
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,610)	—	(10,610)
Series G preferred stock dividends and dividends payable at $0.062081 per share	—	—	—	—	—	—	(165)	—	(165)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(880,577)	(9)	(8,657)	—	—	—	(8,666)
Net income	—	—	—	—	—	20,488	—	—	20,488
Balance at September 30, 2022	11,250,000	$281,250	211,570,211	$2,116	$2,487,931	$1,017,890	$(1,685,531)	$—	$2,103,656

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

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$73,303	$(105,329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	846	322
(Gain) loss on sale of assets	(22,946)	82
Loss (gain) on extinguishment of debt, net	962	(371)
Noncash interest on derivatives, net	(2,904)	(2,194)
Depreciation	93,573	96,053
Amortization of franchise fees and other intangibles	387	31
Amortization of deferred financing costs	1,940	2,207
Amortization of deferred stock compensation	8,661	10,576
Gain on hurricane-related damage	(4,369)	—
Impairment loss	—	1,014
Changes in operating assets and liabilities:
Accounts receivable	(16,279)	(20,241)
Prepaid expenses and other assets	5,465	(3,228)
Accounts payable and other liabilities	10,831	23,403
Accrued payroll and employee benefits	1,278	7,083
Operating lease right-of-use assets and obligations	(1,050)	(1,004)
Net cash provided by operating activities	149,698	8,404
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	191,291	—
Acquisition and disposition deposits, net	—	(3,900)
Proceeds from property insurance	4,369	—
Acquisitions of hotel properties and other assets	(232,506)	(195,706)
Renovations and additions to hotel properties and other assets	(97,539)	(41,910)
Payment for interest rate derivative	—	(80)
Net cash used in investing activities	(134,385)	(241,596)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	(101,348)	—
Proceeds from preferred stock offerings	—	215,000
Payment of preferred stock offering costs	—	(7,287)
Redemptions of preferred stock	—	(190,000)
Proceeds from common stock offerings	—	38,443
Payment of common stock offering costs	(91)	(784)
Repurchases of outstanding common stock	(86,646)	—
Repurchases of common stock for employee tax obligations	(3,351)	(4,877)
Proceeds from credit facility	230,000	—
Payment on credit facility	(230,000)	—
Proceeds from notes payable	243,615	—
Payments on notes payable	(38,405)	(2,461)
Payments of deferred financing costs	(7,404)	—
Dividends and distributions paid	(11,059)	(10,745)
Distribution to noncontrolling interest	(5,500)	—
Contribution from noncontrolling interest	—	1,375
Net cash (used in) provided by financing activities	(10,189)	38,664
Net increase (decrease) in cash and cash equivalents and restricted cash	5,124	(194,528)
Cash and cash equivalents and restricted cash, beginning of period	162,717	416,139
Cash and cash equivalents and restricted cash, end of period	$167,841	$221,611

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	September 30,
	2022	2021
Cash and cash equivalents	$117,588	$179,487
Restricted cash	50,253	42,124
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$167,841	$221,611

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$24,279	$26,629
Cash paid for income taxes, net	$218	$45
Operating cash flows used for operating leases	$5,080	$5,077

Changes in operating lease right-of-use assets	$3,020	$2,804
Changes in operating lease obligations	(4,070)	(3,808)
Changes in operating lease right-of-use assets and lease obligations, net	$(1,050)	$(1,004)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Nine Months Ended September 30,
	2022	2021
Accrued renovations and additions to hotel properties and other assets	$17,630	$9,932
Disposition deposit received in prior year in connection with sale of hotel	$4,000	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$44,712	$—
Assignment of finance lease obligation in connection with sale of hotel	$15,569	$—
Assignment of operating lease right-of-use asset in connection with sale of hotel	$2,275	$—
Assignment of operating lease obligation in connection with sale of hotel	$2,609	$—
Issuance of preferred stock in connection with hotel acquisition	$—	$66,250
Amortization of deferred stock compensation — construction activities	$361	$366
Preferred stock redemption charges	$—	$6,640
Dividends and distributions payable	$13,961	$3,112

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

As of September 30, 2022, the Company owned 15 hotels (the “15 Hotels”) currently held for investment. The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Hyatt Hotels Corporation	2
Interstate Hotels & Resorts, Inc.	2	(1)
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1
Hilton Worldwide	1
Montage North America, LLC	1
Singh Hospitality, LLC	1

Total hotels owned as of September 30, 2022	15
(1)	In October 2022, Sage Hospitality Group commenced management of The Bidwell Portland Marriott.

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

During the first nine months of 2022, corporate transient and group demand accelerated, reducing the Company’s reliance on leisure demand, which was the dominant source of business at many of the Company’s hotels during 2021. While leisure demand continued to be robust, the greatest demand growth during the second and third quarters of 2022 was at the Company’s urban and group-oriented hotels which experienced increased near-term booking activity, higher than expected attendance at group events and increased business transient demand. The amount of corporate business at the Company’s hotels continues to grow and the Company expects business travel to continue to increase as the year progresses. The Company anticipates that group demand will compose a more meaningful component of its total room nights during the remainder of 2022. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and the Company continues to have limited visibility to predict future operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid), which include the Company’s time-based restricted stock awards, are considered participating securities and are included in the computation of earnings per share.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$20,488	$(22,124)	$73,303	$(105,329)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	—	(933)	(3,477)	1,638
Preferred stock dividends and redemption charges	(3,351)	(6,287)	(10,897)	(17,289)
Distributions paid to participating securities	(64)	—	(64)	—
Undistributed income allocated to participating securities	(40)	—	(301)	—
Numerator for basic and diluted income (loss) attributable to common stockholders	$17,033	$(29,344)	$58,564	$(120,980)
Denominator:
Weighted average basic common shares outstanding	211,010	217,709	213,799	215,765
Unvested restricted stock units	279	—	70	—
Weighted average diluted common shares outstanding	211,289	217,709	213,869	215,765

Basic income (loss) attributable to common stockholders per common share	$0.08	$(0.13)	$0.27	$(0.56)
Diluted income (loss) attributable to common stockholders per common share	$0.08	$(0.13)	$0.27	$(0.56)

At September 30, 2022 and 2021, the Company excluded 1,289,146 and 1,463,315 anti-dilutive unvested time-based restricted stock awards, respectively, from its calculation of diluted earnings per share. The unvested time-based restricted stock awards generally vest over periods ranging from three years to five years.

The Company also had unvested performance-based restricted stock units as of September 30, 2022 that were granted based on target market condition thresholds as follows: 169,832 shares that vest based on the achievement of the Company’s total relative shareholder return following a two year performance period (the “Two Year Performance Period Shares”); 254,748 shares that vest based on the achievement of the Company’s total relative shareholder return following a three year performance period (the “Three Year Performance Period Shares”); and 188,004 shares that vest based on the achievement of pre-determined stock price targets during a five year performance period (the “Five Year Performance Period Shares”). Based on the Company’s common stock performance during the nine months ended September 30, 2022, the Company excluded the Five Year Performance Period Shares from its September 30, 2022 calculations of diluted earnings per share because their effect would have been anti-dilutive.

Restricted Cash

Restricted cash primarily includes lender reserves required by the Company’s debt agreements and reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of September 30, 2022 and December 31, 2021 included $10.3 million and $10.4 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels, $3.1 million held in escrow as of both September 30, 2022 and December 31, 2021 for the purpose of satisfying any potential employee-related obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley and $0.2 million held as collateral for certain letters of credit as of both September 30, 2022 and December 31, 2021 (see Note 12).

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its long-lived assets to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using one or more discounted cash flow analyses to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will own the hotel and the estimated proceeds from the disposition of the hotel. When multiple cash flow analyses are prepared, a probability is assigned to each cash flow analysis based upon the estimated likelihood of each scenario occurring. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three or nine months ended September 30, 2022. In September 2021, the Company recognized a $1.0 million impairment loss on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel (see Note 12).

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating or finance lease ROU assets were impaired during either the three or nine months ended September 30, 2022 or 2021.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Trade receivables, net (1)	$28,487	$16,055
Contract liabilities (2)	$51,648	$40,226
(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three months ended September 30, 2022 and 2021, the Company recognized approximately $3.0 million and $0.2 million, respectively, in revenue related to its outstanding contract liabilities. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $25.4 million and $1.3 million, respectively, in revenue related to its outstanding contract liabilities.

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

New Accounting Standards and Accounting Changes

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 is effective upon issuance, and is applied prospectively from any date beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022. In June 2022, the FASB proposed an accounting standards update to defer the sunset date from December 31, 2022 to December 31, 2024.

Under the terms of the Amended Credit Agreement (see Note 7), the Company’s credit facility, Term Loan 1 and Term Loan 2 are now subject to SOFR rather than LIBOR. The Company’s two interest rate swap derivatives on its term loans either expired in September 2022 or will expire in January 2023. Currently, the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront and its related interest rate cap derivative are subject to LIBOR. The loan matures in December 2022; however, the Company has notified the lenders of its election to exercise its remaining one-year option to extend the loan’s maturity to December 2023. The interest rate cap derivative expires in December 2022, and the Company will be required to obtain a new interest rate cap derivative in order to secure the one-year extension on the loan. The adoption of ASU No. 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Land	$672,531	$604,692
Buildings and improvements	2,780,117	2,729,461
Furniture, fixtures and equipment	423,546	431,780
Intangible assets	42,408	43,117
Construction in progress	65,121	41,260
Investment in hotel properties, gross	3,983,723	3,850,310
Accumulated depreciation and amortization	(1,133,498)	(1,130,294)
Investment in hotel properties, net	$2,850,225	$2,720,016

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

In June 2022, the Company acquired the 25.0% noncontrolling partner’s ownership interest in the Hilton San Diego Bayfront for a contractual purchase price of $102.0 million plus 25.0% of closing date working capital and cash. The Company paid a preliminary purchase price of $101.3 million on the closing date based on estimated working capital and cash amounts, with the actual amounts to be determined in the fourth quarter of 2022. Following this acquisition, the Company owns 100% of the hotel. The acquisition was funded from available cash and with $90.0 million of proceeds received from the Company’s revolving credit facility (see Note 7). The transaction was accounted for as an equity transaction. The acquisition date noncontrolling interest balance of $38.8 million was reclassified to additional paid in capital. In addition, the $62.5 million of excess cash paid to acquire the 25.0% noncontrolling partner’s ownership interest was classified as additional paid in capital. No gain or loss was recognized in the accompanying consolidated statements of operations for either the three or nine months ended September 30, 2022 related to the acquisition.

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

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2022 and December 31, 2021, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of September 30, 2022 and December 31, 2021, 42.4% and 64.0%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2022 (unaudited) and December 31, 2021 were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$816,647	$798,323	$611,437	$590,359

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2022 (unaudited) and December 31, 2021 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2022	2021
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2021	December 15, 2022	$220,000	$—	$3
Term Loan 1	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	N/A	(744)
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	679	(1,484)
							$679	$(2,225)
(1)	The fair values of the cap derivative are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of both September 30, 2022 and December 31, 2021. The Term Loan 1 swap derivative expired in September 2022. The fair value of the Term Loan 2 swap derivative is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of September 30, 2022. As of December 31, 2021, the fair values of both swap derivatives are included in other current liabilities and other liabilities, respectively, on the accompanying consolidated balance sheet.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the three and nine months ended September 30, 2022 and 2021 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Noncash interest on derivatives, net	$(39)	$(616)	$(2,904)	$(2,194)

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Property and equipment, net	$5,113	$5,912
Deferred rent on straight-lined third-party tenant leases	2,103	2,455
Liquor licenses	928	826
Other receivables	715	3,914
Other	86	89
Total other assets, net	$8,945	$13,196

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points, resulting in effective interest rates of 3.824% and 1.140% at September 30, 2022 and December 31, 2021, respectively; matures on December 9, 2022 with notice provided to the lenders of intent to exercise remaining one-year option to extend (subject to a 25 basis point increase in the LIBOR spread). The note is collateralized by a first deed of trust on one hotel property.	$220,000	$220,000
Note payable requiring payments of interest and principal, with a fixed rate of 4.15%; matures on December 11, 2024. The note is collateralized by a first deed of trust on one hotel property.	76,647	78,137

Unsecured Term Loan 1 requiring payments of interest only with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus SOFR and 10 basis points, resulting in an effective interest rate of 4.597% at September 30, 2022, and a range of 135 to 235 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points as of December 31, 2021. LIBOR was swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941% at December 31, 2021. Matures on July 25, 2027.

	175,000	19,400

Unsecured Term Loan 2 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus SOFR and 10 basis points as of September 30, 2022, and a range of 135 to 235 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points as of December 31, 2021. LIBOR was swapped to a fixed rate of 1.853%, resulting in effective interest rates of 3.628% and 4.203% at September 30, 2022 and December 31, 2021, respectively. Matures on January 25, 2028.

	175,000	88,900
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	65,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04%. Matures on January 10, 2028.	105,000	115,000
Total notes payable	$816,647	$611,437

Current portion of notes payable	$2,145	$21,401
Less: current portion of deferred financing costs	(57)	(707)
Carrying value of current portion of notes payable	$2,088	$20,694

Notes payable, less current portion	$814,502	$590,036
Less: long-term portion of deferred financing costs	(3,593)	(1,295)
Carrying value of notes payable, less current portion	$810,909	$588,741

In February 2022, the Company used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of its unsecured Series A Senior Notes and $10.0 million of its unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million, respectively, as of September 30, 2022. In conjunction with the repayments, the Company recorded a $0.2 million loss on extinguishment of debt related to the write-off of deferred financing costs.

In March 2022, the Company elected to early terminate the covenant relief period related to its unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 amendments to its unsecured debt agreements (the “Unsecured Debt Amendments”) for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following the Company’s early termination of the covenant relief period in March 2022, the original financial covenants on its unsecured debt agreements were to be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, the Company is no longer subject to the additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions that were imposed as part of the Unsecured Debt Amendments.

In June 2022, the Company drew a total of $230.0 million under the revolving portion of its credit facility to fund the acquisitions of The Confidante Miami Beach and the 25.0% noncontrolling interest in the Hilton San Diego Bayfront (see Note 3).

In July 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which expanded its unsecured borrowing capacity and extended the maturity of the Company’s two unsecured term loans. The Amended Credit Agreement increased the balances of both Term Loan 1 and Term Loan 2 to $175.0 million each from $19.4 million and $88.9 million, respectively. In addition, the maturity dates were extended to July 2027 and January 2028 for Term Loan 1 and Term Loan 2, respectively. Under the Amended Credit Agreement, the term loans bear interest pursuant to a leverage-based pricing grid ranging from 135 basis points to 220 basis points over the applicable adjusted term SOFR.

In July 2022, the Company utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on its revolving credit facility. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility, with two six-month extension options, which would result in an extended maturity of July 2027. Under the Amended Credit Agreement, the revolving credit facility bears interest pursuant to a leverage-based pricing grid ranging from 140 basis points to 225 basis points over the applicable adjusted term SOFR. As of September 30, 2022, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans and in May 2021 for the loan secured by the Hilton San Diego Bayfront. In April 2022, the loan secured by the Hilton San Diego Bayfront exited the cash trap, and in October 2022, the Company notified the lender for the loan secured by the JW Marriott New Orleans that it had met the criteria to exit the cash trap. As of September 30, 2022, no excess cash generated by the JW Marriott New Orleans was held in a lockbox account for the benefit of the lender.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense on debt and finance lease obligation	$8,719	$7,864	$21,252	$23,684
Noncash interest on derivatives, net	(39)	(616)	(2,904)	(2,194)
Amortization of deferred financing costs	589	735	1,940	2,207
Total interest expense	$9,269	$7,983	$20,288	$23,697

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Property, sales and use taxes payable	$14,538	$12,591
Accrued interest	3,832	6,858
Advance deposits	44,673	33,750
Interest rate swap derivative	—	744
Management fees payable	1,297	1,691
Other	4,580	3,250
Total other current liabilities	$68,920	$58,884

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Deferred revenue	$7,076	$6,598
Interest rate swap derivative	—	1,484
Other	2,499	3,574
Total other liabilities	$9,575	$11,656

9. Leases

As of both September 30, 2022 and December 31, 2021, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Right-of-use assets, net	$17,866	$23,161

Accounts payable and accrued expenses	$5,678	$5,586
Lease obligations, less current portion	18,349	25,120
Total lease obligations	$24,027	$30,706

Weighted average remaining lease term	33 years
Weighted average discount rate	5.0%

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

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost (1):
Amortization of right-of-use asset	$—	$368	$—	$1,103
Interest on lease obligation	—	351	117	1,053
Operating lease cost	1,325	1,382	4,041	4,068
Variable lease cost (2)	2,241	—	5,100	13
Total lease cost	$3,566	$2,101	$9,258	$6,237
(1)	Finance lease cost for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022 (see Note 4).
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

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

Common Stock

Stock Repurchase Program. In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The stock repurchase program has no stated expiration date. During the third quarter and first nine months of 2022, the Company repurchased

880,577 shares and 7,995,560 shares of its common stock, respectively, for $8.7 million and $86.6 million, respectively, including fees and commissions, leaving $413.5 million remaining for repurchase under the program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

ATM Agreements. In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. In February 2022, the Company’s board of directors reauthorized the $300.0 million ATM Agreements, or new similar agreements. No common stock was issued under the ATM Agreements during the first nine months of 2022, leaving $300.0 million available for sale.

11. Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) provides for granting awards to directors, officers and eligible employees. The awards may be in the form of incentive or nonqualified stock options, restricted shares or units, performance shares or units, share appreciation rights, or any combination thereof. As of September 30, 2022, the Company’s issued and outstanding awards consist of both time-based and performance-based restricted stock grants. Time-based restricted shares generally vest over periods ranging from three years to five years from the date of grant. Performance-based restricted shares generally vest based on the Company’s total relative shareholder return and achievement of pre-determined stock price targets during performance periods ranging from two years to five years.

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

The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense, including forfeitures	$2,230	$3,165	$8,661	$10,576

Capitalized compensation cost (1)	$120	$124	$361	$366
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

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

Total basic and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic management fees	$6,695	$4,391	$18,310	$8,767
Incentive management fees	736	687	5,361	687
Total basic and incentive management fees	$7,431	$5,078	$23,671	$9,454

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Franchise assessments (1)	$3,877	$3,241	$10,564	$5,961
Franchise royalties (2)	268	940	865	1,507
Total franchise costs	$4,145	$4,181	$11,429	$7,468
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Prior to the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 (see Note 4), franchise royalties included key money received from the hotel’s franchisor, which the Company was amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At September 30, 2022, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2022 totaled $66.7 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of September 30, 2022, 11 of the 15 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
California	5	34%	39%
Florida	3	17%	14%
Hawaii	1	7%	19%
Massachusetts	2	19%	16%

Hurricanes Ida and Ian

During the third quarter of 2021, the Company’s two New Orleans hotels were impacted to varying degrees by Hurricane Ida. While both hotels remained open during the storm, they sustained wind-driven damage, rain infiltration and water damage. The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. The Company is working with its insurers to identify and settle a property damage claim and a business interruption claim at the Hilton New Orleans St. Charles for portions of the costs related to Hurricane Ida. The Company has concluded that the cost to restore damages at the JW Marriott New Orleans will not exceed the hotel’s deductible.

During the first nine months of 2022, the Company incurred Hurricane Ida-related restoration expenses of $1.5 million and $0.1 million at the Hilton New Orleans St. Charles and the JW Marriott New Orleans, respectively, with only a nominal amount incurred at the Hilton New Orleans St. Charles during the third quarter of 2022. During the three and nine months ended September 30, 2021, the Company incurred Hurricane Ida-related restoration expenses of $1.2 million and $0.4 million at the Hilton New Orleans St. Charles and the JW Marriott New Orleans, respectively. All restoration expenses are included in repairs and maintenance expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. Through September 30, 2022, the Company has incurred total Hurricane Ida-related restoration expenses of $4.5 million at the Hilton New Orleans St. Charles and $1.4 million at the JW Marriott New Orleans. In addition, in the third quarter of 2021, the Company wrote-off $1.0 million in assets at the Hilton New Orleans St. Charles due to Hurricane Ida-related damage, which is included in impairment losses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021. Though the property damage claim has not been finalized, the Company recognized an advance payment of $4.4 million from its insurers in the first nine months of 2022 for Hurricane Ida-related property damage expenses previously incurred, which is included in interest and other income (loss) on the accompanying consolidated statement of operations for the nine months ended September 30, 2022. During the first nine months of 2022, the Company also recognized an advance payment of $1.0 million from its insurers related to its ongoing business interruption claim at the Hilton New Orleans St. Charles, which is included in other operating revenue on the accompanying consolidated statement of operations for the nine months ended September 30, 2022.

In late September 2022, two of the Company’s Florida hotels, the Oceans Edge Resort & Marina and the Renaissance Orlando at SeaWorld® were immaterially impacted by Hurricane Ian. The Company expects to incur approximately $0.6 million in Hurricane Ian-related restoration expenses at the two Florida hotels in the fourth quarter of 2022, and anticipates that the costs to restore the damages will not exceed either of the hotel’s property insurance deductible.

The Company may incur additional expenses related to Hurricane Ida and Hurricane Ian at the New Orleans and Florida hotels in the future. Any additional expenses will be recognized as incurred, and any additional property damage or business interruption recoveries will not be recognized until final settlements have been reached with the Company’s insurers.

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”). As of September 30, 2022, $0.9 million of the potential obligation has been paid to the hotel’s employees, including $0.1 million paid during the first nine months of 2022. In addition, the potential obligation is reassessed at the end of every quarter, resulting in nominal gains on extinguishment of debt included on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2022, and gains on extinguishment of debt of $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, restricted cash on the accompanying consolidated balance sheets included $10.3 million and $10.4 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. Other current liabilities on the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021, included the potential obligation balances of $10.3 million and $10.5 million, respectively.

Coterminous with the Company’s acquisition of the Four Seasons Resort Napa Valley in 2021, the Company was required to deposit $3.1 million into a restricted bank account owned by the Company, but to which the hotel’s management company, Four Seasons, has sole and unrestricted access to withdraw funds for the purpose of satisfying any potential employee-related obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel (“severance obligations”). Prior to Four Seasons withdrawing funds from the restricted account, the Company has the option to pay the severance obligations using its cash on hand. Should amounts in the restricted bank account be used to fund the severance obligations, the Company will be required to deposit additional funds into the restricted bank account so that the amount in the account totals any estimated future severance obligations. Currently, the estimated future severance obligations total $3.1 million, which is included in restricted cash on the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021; however, the estimated future severance obligations may increase up to a maximum of $5.0 million.

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

At September 30, 2022, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2022. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

13. Subsequent Events

Subsequent to the end of the third quarter of 2022 and through the date of issuance of these financial statements, the Company repurchased 1,170,791 shares of its common stock for $11.3 million, including fees and commissions, increasing the year to date amount repurchased to 9,166,351 shares of its common stock for $98.0 million, including fees and commissions, and leaving $402.2 million remaining for repurchase under the program.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	the significant impact COVID-19 and its variants have had, and are expected to continue to have, on our business and the economy, as well as the response of governments to manage and control COVID-19 and its variants and the degree and speed to which traditional transient and group business returns to our hotels;
●	increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of temporary hotel suspensions or reduced hotel operations due to COVID-19 or its variants;
●	general economic and business conditions, including a U.S. recession or increased and ongoing inflation, trade conflicts and tariffs, regional or global economic slowdowns and any type of flu or disease-related pandemic that impacts travel or the ability to travel, including COVID-19 and its variants;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues, including those impacting our suppliers, our third-party hotel managers or our franchisors;
●	risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires adversely affecting our hotels;
●	the need for business-related transient and group travel, including the increased use of business-related technology;
●	rising hotel operating costs due to labor costs, workers’ compensation and health-care related costs, utility costs, property and liability insurance costs, unanticipated costs such as acts of nature and their consequences and other costs that may not be offset by increased room rates;
●	the ground lease for one of our hotels;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;
●	competition from hotels not owned by us;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	our hotels may become impaired, which may adversely affect our financial condition and results of operations;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	performance of hotels after they are acquired;
●	changes in our business strategy or acquisition or disposition plans;
●	our level of debt, including secured, unsecured, fixed and variable rate debt and the corresponding interest expense associated with our debt;
●	financial and other covenants on our debt and preferred stock;
●	the impact on our business of potential defaults by us on our debt agreements or leases;
●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis; and
●	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

We own hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also sell hotel properties that we believe will not satisfy our long-term return requirements. As of September 30, 2022, we owned 15 hotels, which average 516 rooms in size. All but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

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

During the first nine months of 2022, corporate transient and group demand accelerated, reducing our reliance on leisure demand, which was the dominant source of business at many of our hotels during 2021. While leisure demand continued to be robust, the greatest demand growth during the second and third quarters of 2022 was at our urban and group-oriented hotels which experienced increased near-term booking activity, higher than expected attendance at group events and increased business transient demand. The amount of corporate business at our hotels continues to grow and we expect business travel to continue to increase as the year progresses. We anticipate that group demand will compose a more meaningful component of our total room nights during the remainder of 2022. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and we continue to have limited visibility to predict future operations.

Year To Date 2022 Overview

Demand. We continue to experience improvements in hotel demand. Occupancy during the first nine months of 2022 and 2021 at the 12 hotels we owned during all reporting periods (the “Existing Portfolio”) was as follows:

	January	February	March	April	May	June	July	August	September
2022	37.9%	53.6%	67.9%	75.7%	73.4%	75.1%	74.7%	70.1%	72.7%
2021	14.0%	24.5%	31.7%	42.0%	47.3%	50.7%	60.7%	50.6%	48.3%

Acquisitions. In June 2022, we purchased the 339-room The Confidante Miami Beach for a contractual purchase price of $232.0 million. Also in June 2022, we purchased the 25.0% noncontrolling partner’s ownership interest in the Hilton San Diego Bayfront for a contractual purchase price of $102.0 million plus 25.0% of closing date working capital and cash and the effective assumption of the 25.0% noncontrolling partner’s share of the existing mortgage loan on the hotel, which was already fully consolidated in our financial statements. We paid a preliminary purchase price of $101.3 million on the closing date based on estimated working capital and cash amounts, with actual amounts to be determined in the fourth quarter of 2022. Following this acquisition, we own 100% of the Hilton San Diego Bayfront.

Dispositions. During the first nine months of 2022, we sold three hotels. In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile for gross proceeds of $67.5 million, excluding closing costs, and recorded a gain of $11.3 million. In March 2022, we sold the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for combined gross proceeds of $129.5 million, excluding closing costs, and recorded a combined gain of $11.6 million.

Significant Renovations. During the first nine months of 2022, our significant renovations primarily consisted of additional progress on the renovation of the Renaissance Washington DC in preparation for its conversion to the Westin brand in 2023, and the completion of the room renovation at the Hyatt Regency San Francisco.

Debt Transactions. In February 2022, we used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of our unsecured Series A Senior Notes and $10.0 million of our unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million, respectively, as of September 30, 2022.

In March 2022, we elected to early terminate the covenant relief period related to our unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 amendments to our unsecured debt agreements (the “Unsecured Debt Amendments”) for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following our early termination of the covenant relief period in March 2022, the original financial covenants on our unsecured debt agreements were to be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, we are no longer subject to additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions.

In June 2022, we drew a total of $230.0 million under the revolving portion of our credit facility to fund the acquisitions of The Confidante Miami Beach and the noncontrolling partner’s 25.0% interest in the Hilton San Diego Bayfront.

In July 2022, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which expanded our unsecured borrowing capacity and extended the maturity of our two unsecured term loans. The Amended Credit Agreement increased the balances of both Term Loan 1 and Term Loan 2 to $175.0 million each from $19.4 million and $88.9 million, respectively. In addition, the maturity dates were extended to July 2027 and January 2028 for Term Loan 1 and Term Loan 2, respectively. Under the Amended Credit Agreement, the term loans bear interest pursuant to a leverage-based pricing grid ranging from 135 basis points to 220 basis points over the applicable adjusted term SOFR.

In July 2022, we utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on our revolving credit facility. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility, with two six-month extension options, which would result in an extended maturity of July 2027. Under the Amended Credit Agreement, the revolving credit facility bears interest pursuant to a leverage-based pricing grid ranging from 140 basis points to 225 basis points over the applicable adjusted term SOFR. As of September 30, 2022, we had no amount outstanding on our credit facility, with $500.0 million of capacity available for borrowing under the facility.

Capital Transactions. During the third quarter and first nine months of 2022, we repurchased 880,577 shares and 7,995,560 shares of our common stock, respectively, under our stock repurchase program at average purchase prices of $9.82 per share and $10.82 per share, respectively. As of September 30, 2022, approximately $413.5 million of authorized capacity remains under our stock repurchase program.

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

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset (prior to the related hotel’s sale in February 2022), franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation (prior to the related hotel’s sale in February 2022), gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	(Loss) gain on extinguishment of debt, net, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs, or gains related to the resolution of contingencies on extinguished debt;

●	Income tax benefit (provision), net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	(Income) loss from consolidated joint venture attributable to noncontrolling interest, which includes the net (income) loss attributable to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022; and

●	Preferred stock dividends and redemption charges, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) until their redemptions in June 2021 and August 2021, respectively, as well as dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”), along with any redemption charges on preferred stock redemptions made in excess of net carrying values.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the cash component of ground lease expense for any finance lease obligation that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components prior to our acquisition of the noncontrolling partner’s interest in June 2022; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivative and any finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; the noncontrolling partner’s pro rata share of any Adjusted FFO components prior to our acquisition of the noncontrolling partner’s interest in June 2022; and any other nonrecurring identified adjustments.

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

they generally target business and high-end leisure travelers. In periods of economic difficulty, including those caused by global pandemics and inflation, business and leisure travelers may reduce costs by limiting travel or by using lower cost accommodations. In addition, operating results in key gateway markets may be negatively affected by reduced demand from international travelers due to pandemic-related travel restrictions, financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to generate growth in RevPAR and profits. We believe that both new full-service hotel construction and new hotel openings will be delayed in the near-term due to several factors, including COVID-19’s effect on the economy, increased borrowing costs and an increase in materials and construction costs.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2022 and 2021, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2022	2021	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$158,400	$118,061	$40,339	34.2%
Food and beverage	63,476	27,338	36,138	132.2%
Other operating	22,438	22,022	416	1.9%
Total revenues	244,314	167,421	76,893	45.9%
OPERATING EXPENSES
Hotel operating	145,686	110,946	34,740	31.3%
Other property-level expenses	29,032	21,633	7,399	34.2%
Corporate overhead	7,879	15,422	(7,543)	(48.9)%
Depreciation and amortization	31,750	32,585	(835)	(2.6)%
Impairment loss	—	1,014	(1,014)	(100.0)%
Total operating expenses	214,347	181,600	32,747	18.0%
Interest and other income	270	2	268	13,400.0%
Interest expense	(9,269)	(7,983)	(1,286)	(16.1)%
(Loss) gain on extinguishment of debt, net	(770)	61	(831)	(1,362.3)%
Income (loss) before income taxes	20,198	(22,099)	42,297	191.4%
Income tax benefit (provision), net	290	(25)	315	1,260.0%
NET INCOME (LOSS)	20,488	(22,124)	42,612	192.6%
Income from consolidated joint venture attributable to noncontrolling interest	—	(933)	933	100.0%
Preferred stock dividends and redemption charge	(3,351)	(6,287)	2,936	46.7%
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,137	$(29,344)	$46,481	158.4%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2022 and 2021, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2022	2021	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$428,893	$236,877	$192,016	81.1%
Food and beverage	174,717	47,547	127,170	267.5%
Other operating	64,299	50,840	13,459	26.5%
Total revenues	667,909	335,264	332,645	99.2%
OPERATING EXPENSES
Hotel operating	396,548	239,479	157,069	65.6%
Other property-level expenses	83,333	48,177	35,156	73.0%
Corporate overhead	27,310	32,066	(4,756)	(14.8)%
Depreciation and amortization	94,003	96,084	(2,081)	(2.2)%
Impairment loss	—	1,014	(1,014)	(100.0)%
Total operating expenses	601,194	416,820	184,374	44.2%
Interest and other income (loss)	4,766	(356)	5,122	1,438.8%
Interest expense	(20,288)	(23,697)	3,409	14.4%
Gain on sale of assets	22,946	—	22,946	100.0%
(Loss) gain on extinguishment of debt, net	(962)	371	(1,333)	(359.3)%
Income (loss) before income taxes	73,177	(105,238)	178,415	169.5%
Income tax benefit (provision), net	126	(91)	217	238.5%
NET INCOME (LOSS)	73,303	(105,329)	178,632	169.6%
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,638	(5,115)	(312.3)%
Preferred stock dividends and redemption charges	(10,897)	(17,289)	6,392	37.0%
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,929	$(120,980)	$179,909	148.7%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Our operations have been and continue to be affected by COVID-19 and its variants. Since our portfolio’s pandemic-induced occupancy low point in April 2020, our hotels have generated RevPAR improvements driven by demand growth and continued rate strength across our portfolio. Consequently, the results of our operations for the third quarter and first nine months of 2022 are not comparable to the same periods in 2021.
●	Hotel Acquisitions: In April 2021, December 2021 and June 2022, we purchased the Montage Healdsburg, the Four Seasons Resort Napa Valley and The Confidante Miami Beach (the “Three Recently Acquired Hotels”), respectively, resulting in increased revenues, operating expenses and depreciation expense for the third quarter and first nine months of 2022 as compared to the same periods in 2021.
●	Hotel Dispositions: In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile, and in March 2022, we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, in October 2021 and December 2021, we sold the Renaissance Westchester and the Embassy Suites La Jolla, respectively. As a result of these five hotel dispositions (the “Five Disposed Hotels”), our revenues, operating expenses and depreciation expense for the third quarter and first nine months of 2022 are not comparable to the same periods in 2021.

Room revenue. Room revenue increased $40.3 million, or 34.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as follows:

●	Room revenue at the Existing Portfolio increased $47.0 million. Occupancy increased 1,930 basis points and the average daily room rate increased 11.0%, resulting in a 51.2% increase in RevPAR:

	Three Months Ended September 30,
	2022			2021			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	72.5%	$290.42	$210.55	53.2%	$261.72	$139.24	1,930	bps	11.0%	51.2%

Three Recently Acquired Hotels	57.2%	$656.33	$375.42	N/A	N/A	N/A	N/A		N/A	N/A

●	The Three Recently Acquired Hotels caused room revenue to increase by $9.8 million.
●	The dispositions of the Five Disposed Hotels caused room revenue to decrease by $16.5 million.

For the nine months ended September 30, 2022, room revenue increased $192.0 million, or 81.1%, as compared to the nine months ended September 30, 2021 as follows:

●	Room revenue at the Existing Portfolio increased $185.4 million. Occupancy increased 2,560 basis points and the average daily room rate increased 20.7%, resulting in a 95.7% increase in RevPAR:

	Nine Months Ended September 30,
	2022			2021			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	66.8%	$289.10	$193.12	41.2%	$239.52	$98.68	2,560	bps	20.7%	95.7%

Three Recently Acquired Hotels	56.7%	$829.25	$470.18	N/A	N/A	N/A	N/A		N/A	N/A

●	The Three Recently Acquired Hotels caused room revenue to increase by $32.1 million.
●	The dispositions of the Five Disposed Hotels caused room revenue to decrease by $25.5 million.

Food and beverage revenue. Food and beverage revenue increased $36.1 million, or 132.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $32.7 million.
●	The Three Recently Acquired Hotels caused food and beverage revenue to increase by $4.6 million.
●	The dispositions of the Five Disposed Hotels caused food and beverage revenue to decrease by $1.2 million.

For the nine months ended September 30, 2022, food and beverage revenue increased $127.2 million, or 267.5%, as compared to the nine months ended September 30, 2021 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $111.4 million.
●	The Three Recently Acquired Hotels caused food and beverage revenue to increase by $17.2 million.
●	The dispositions of the Five Disposed Hotels caused food and beverage revenue to decrease by $1.4 million.

Other operating revenue. Other operating revenue increased $0.4 million, or 1.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as follows:

●	Other operating revenue at the Existing Portfolio decreased $0.2 million as a $1.7 million decrease in the reimbursement amount to offset net losses at the Hyatt Regency San Francisco was mostly offset by increased internet, parking, retail, facility and resort fees, spa, marina, tenant rent and contract commissions. During the third quarter of 2021, we recognized a $1.7 million reimbursement to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, with no corresponding reimbursement recognized in the third quarter of 2022.
●	The Three Recently Acquired Hotels caused other operating revenue to increase by $2.5 million.
●	The dispositions of the Five Disposed Hotels caused other operating revenue to decrease by $1.9 million.

For the nine months ended September 30, 2022, other operating revenue increased $13.5 million, or 26.5%, as compared to the nine months ended September 30, 2021 as follows:

●	Other operating revenue at the Existing Portfolio increased $10.6 million, which includes $1.0 million in business interruption proceeds recognized in the first quarter of 2022 at the Hilton New Orleans St. Charles related to Hurricane Ida disruption in 2021. In addition, other operating revenue at the Existing Portfolio increased due to increases in internet, parking, retail, facility and resort fees, spa, marina, cancellation fees, tenant rent and contract commissions.

These increases were partially offset by an $8.8 million reimbursement recognized in the first nine months of 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, with no corresponding reimbursement recognized in the first nine months of 2022.
●	The Three Recently Acquired Hotels caused other operating revenue to increase by $6.2 million.
●	The dispositions of the Five Disposed Hotels caused other operating revenue to decrease by $3.3 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $34.7 million, or 31.3%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $37.0 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas. These increased expenses were partially offset by decreased Hurricane Ida-related restoration expenses. During the third quarter of 2021, we recognized $1.6 million in Hurricane Ida-related restoration expenses at our New Orleans hotels, with nominal corresponding expense recognized in the third quarter of 2022.
●	The Three Recently Acquired Hotels caused hotel operating expenses to increase by $14.4 million.
●	The dispositions of the Five Disposed Hotels caused hotel operating expenses to decrease by $16.7 million.

For the nine months ended September 30, 2022, hotel operating expenses increased $157.1 million, or 65.6%, as compared to the nine months ended September 30, 2021 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $144.4 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas. Hurricane Ida-related restoration expenses recognized by our New Orleans hotels totaled $1.6 million in both the first nine months of 2022 and 2021. While our hotels were not significantly impacted by Hurricane Ian in late September 2022, we expect to incur approximately $0.6 million in related restoration expenses at two of our Florida hotels in the fourth quarter of 2022, which will not exceed the hotels’ property insurance deductibles.
●	The Three Recently Acquired Hotels caused hotel operating expenses to increase by $42.9 million.
●	The dispositions of the Five Disposed Hotels caused hotel operating expenses to decrease by $30.2 million.

Other property-level expenses. Other property-level expenses increased $7.4 million, or 34.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as follows:

●	Other property-level expenses at the Existing Portfolio increased $6.9 million, including a $2.3 million increase in management fees related to the increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, credit card commissions, employee recruiting and training expenses, dues and subscriptions, travel expenses and supply expenses, partially offset by decreased contract and professional fees.
●	The Three Recently Acquired Hotels caused other property-level expenses to increase by $2.8 million.
●	The dispositions of the Five Disposed Hotels caused other property-level expenses to decrease by $2.3 million.

For the nine months ended September 30, 2022, other property-level expenses increased $35.2 million, or 73.0%, as compared to the nine months ended September 30, 2021 as follows:

●	Other property-level expenses at the Existing Portfolio increased $30.9 million, including a $13.6 million increase in management fees related to the increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, credit card commissions, employee recruiting and training expenses, dues and subscriptions, contract and professional fees, travel expenses and supply expenses.
●	The Three Recently Acquired Hotels caused other property-level expenses to increase by $9.1 million.
●	The dispositions of the Five Disposed Hotels caused other property-level expenses to decrease by $4.8 million.

Corporate overhead expense. Corporate overhead expense decreased $7.5 million, or 48.9%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to decreased payroll expenses, deferred stock amortization expense and board of director expenses related to chief executive officer transition costs recognized in September 2021. These decreased expenses were partially offset by increased due diligence expenses and professional fees.

For the nine months ended September 30, 2022, corporate overhead expense decreased $4.8 million, or 14.8%, as compared to the nine months ended September 30, 2021, due to decreased payroll expenses, deferred stock amortization expense and board of director expenses related to chief executive officer transition costs recognized in September 2021. In addition, deferred stock amortization expense decreased due to the second quarter 2021 retirement of our former chief operating officer. These decreased expenses were partially offset by increased due diligence expenses, professional fees and travel expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.8 million, or 2.6%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $0.1 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Three Recently Acquired Hotels caused depreciation and amortization to increase by $2.7 million.
●	The dispositions of the Five Disposed Hotels resulted in a decrease in depreciation and amortization of $3.6 million.

For the nine months ended September 30, 2022, depreciation and amortization expense decreased $2.1 million, or 2.2%, as compared to the nine months ended September 30, 2021 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $0.1 million primarily due to the same reasons noted above in the discussion regarding the third quarter.
●	The Three Recently Acquired Hotels caused depreciation and amortization to increase by $8.1 million.
●	The dispositions of the Five Disposed Hotels resulted in a decrease in depreciation and amortization of $10.2 million.

Impairment loss. Impairment loss totaled zero for both the three and nine months ended September 30, 2022, and $1.0 million for both the three and nine months ended September 30, 2021. In September 2021, we recorded an impairment loss of $1.0 million on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage to the hotel.

Interest and other income (loss). Interest and other income (loss) for the three months ended September 30, 2022 totaled income of $0.3 million as compared to $2,000 for the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, we recognized interest income of $0.3 million and $2,000, respectively. Interest income increased in the third quarter of 2022 as compared to the same period in 2021 due to higher interest rates.

Interest and other income (loss) for the nine months ended September 30, 2022 totaled income of $4.8 million as compared to a loss of $0.4 million for the nine months ended September 30, 2021. During the first nine months of 2022, we recognized $4.4 million in insurance proceeds for Hurricane Ida-related property damage at our New Orleans hotels and $0.4 million in interest income. During the first nine months of 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018, which was slightly offset by the recognition of a nominal amount of interest income. As noted above, interest income increased during the first nine months of 2022 as compared to the same period in 2021 due to higher interest rates.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense on debt and finance lease obligation	$8,719	$7,864	$21,252	$23,684
Noncash interest on derivatives, net	(39)	(616)	(2,904)	(2,194)
Amortization of deferred financing costs	589	735	1,940	2,207
Total interest expense	$9,269	$7,983	$20,288	$23,697

Interest expense increased $1.3 million, or 16.1%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $3.4 million, or 14.4%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as follows:

Interest expense on our debt and finance lease obligation increased $0.9 million in the third quarter of 2022 as compared to the same period in 2021 primarily due to the additional amounts borrowed under our term loans in July 2022, as well as increased interest on our variable rate debt. These increases were partially offset by decreased interest due to the assignment of the loan secured by the Embassy Suites La Jolla to the hotel’s buyer in December 2021. In addition, interest expense on our finance lease obligation decreased due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022.

Interest expense on our debt and finance lease obligation decreased $2.4 million in the first nine months of 2022 as compared to the same period in 2021 primarily due to our 2022 and 2021 debt transactions, including our partial repayments of the senior notes and term loans in February 2022 and December 2021, respectively, and the assignment of the loan secured by the Embassy Suites La Jolla to the hotel’s buyer in December 2021. In addition, interest expense on our finance lease obligation decreased due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022. These decreases were partially offset by increased interest due to our second quarter 2022 draws on our credit facility and the additional amounts borrowed under our term loans in July 2022, as well as increased interest on our variable rate debt.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $0.6 million and to decrease $0.7 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021.

The amortization of deferred financing costs caused interest expense to decrease $0.1 million and $0.3 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.4% and 3.8% at September 30, 2022 and 2021, respectively. Approximately 42.4% and 70.5% of our outstanding notes payable had fixed interest rates at September 30, 2022 and 2021, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero and $22.9 million for the three and nine months ended September 30, 2022, respectively, and zero for both the three and nine months ended September 30, 2021. In the first nine months of 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

(Loss) gain on extinguishment of debt, net. (Loss) gain on extinguishment of debt, net totaled a loss of $0.8 million and a gain of $0.1 million for the three months ended September 30, 2022 and 2021, respectively. During the third quarter of 2022, we recognized a loss of $0.8 million related to lender fees and the write-off of deferred financing costs associated with our July 2022 Amended Credit Agreement. During the third quarter of 2021, we recognized a gain of $0.1 million associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

(Loss) gain on extinguishment of debt, net for the nine months ended September 30, 2022 totaled a loss of $1.0 million as compared to a gain of $0.4 million for the nine months ended September 30, 2021. During the first nine months of 2022, we recognized a loss of $1.0 million related to lender fees and the write-off of deferred financing costs associated with our July 2022 Amended Credit Agreement and the February 2022 repayments of a portion of our senior notes. During the first nine months of 2022 and 2021, we recognized a nominal gain and $0.4 million, respectively, associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

Income tax benefit (provision), net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the three and nine months ended September 30, 2022, we recognized net current income tax benefits of $0.3 million and $0.1 million, respectively. In September 2022, we recognized a state tax credit of $0.4 million associated with solar improvements at the Wailea Beach Resort. This credit was partially offset by $0.1 million in current state income tax expense. During the first nine months of September 2022, the Wailea Beach Resort solar state tax credit of $0.4 million was partially offset by $0.3 million in current state income tax expense.

During the three and nine months ended September 30, 2021, we recognized net current income tax provisions of $25,000 and $0.1 million, respectively, resulting from current state income tax expense.

(Income) loss from consolidated joint venture attributable to noncontrolling interest. (Income) loss from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, totaled zero and income of $3.5 million for the three and nine months ended September 30, 2022, respectively, and income of $0.9 million and a loss of $1.6 million for the three and nine months ended September 30, 2021, respectively.

In June 2022, we acquired the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, resulting in our owning 100% of the hotel.

Preferred stock dividends and redemption charges. Preferred stock dividends and redemption charges decreased $2.9 million, or 46.7%, during the three months ended September 30, 2022 as compared to the same period in 2021, and $6.4 million, or 37.0%, during the nine months ended September 30, 2022 as compared to the same period in 2021 due to the redemptions of our Series E preferred stock and Series F preferred stock, partially offset by the issuances of our Series G preferred stock, Series H preferred stock and Series I preferred stock.

Preferred stock dividends and redemption charges were incurred as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Series E preferred stock	$—	$—		$—	$7,568	(1)
Series F preferred stock	—	3,175	(1)	—	5,593	(1)
Series G preferred stock	165	164		1,339	456
Series H preferred stock	1,761	1,761		5,283	2,485
Series I preferred stock	1,425	1,187		4,275	1,187
Total preferred stock dividends and redemption charges	$3,351	$6,287		$10,897	$17,289
(1)	Includes redemption charges of $4.0 million and $2.6 million related to the original issuance costs of the Series E preferred stock and the Series F preferred stock, respectively, which were previously included in additional paid in capital.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile (prior to the hotel’s sale in February 2022). We determined that the building lease is a finance lease, and, therefore, we include a portion of the lease payment each month in interest expense. We adjust EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership prior to our acquisition of the noncontrolling partner’s interest in June 2022, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income (loss) to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$20,488	$(22,124)	$73,303	$(105,329)
Operations held for investment:
Depreciation and amortization	31,750	32,585	94,003	96,084
Interest expense	9,269	7,983	20,288	23,697
Income tax (benefit) provision, net	(290)	25	(126)	91
Loss (gain) on sale of assets	—	12	(22,946)	82
Impairment loss	—	1,014	—	1,014
EBITDAre	61,217	19,495	164,522	15,639

Operations held for investment:
Amortization of deferred stock compensation	2,230	3,165	8,661	10,576
Amortization of right-of-use assets and obligations	(350)	(335)	(1,050)	(1,004)
Amortization of contract intangibles, net	(19)	—	(43)	—
Finance lease obligation interest — cash ground rent	—	(351)	(117)	(1,053)
Loss (gain) on extinguishment of debt, net	770	(61)	962	(371)
Prior year property tax adjustments, net	—	605	—	(1,384)
Hurricane-related losses net of (insurance restoration proceeds)	—	1,621	(2,755)	1,621
Property-level severance related to sold hotel	—	4,562	—	4,562
Lawsuit settlement cost	—	691	—	691
CEO transition costs	—	7,976	—	7,976
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	—	(933)	(3,477)	1,638
Depreciation and amortization	—	(791)	(1,456)	(2,407)
Interest expense	—	(181)	(374)	(501)
Amortization of right-of-use asset and obligation	—	72	132	217
Lawsuit settlement cost	—	(173)	—	(173)
Adjustments to EBITDAre, net	2,631	15,867	483	20,388
Adjusted EBITDAre, excluding noncontrolling interest	$63,848	$35,362	$165,005	$36,027

Adjusted EBITDAre, excluding noncontrolling interest increased $28.5 million, or 80.6%, in the third quarter of 2022 as compared to the same period in 2021, and $129.0 million, or 358.0%, in the first nine months of 2022 as compared to the same period in 2021 primarily due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $34.4 million, or 108.6%, and $141.6 million, or 351.2%, in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021 primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the third quarter and first nine months of 2022.
●	The Three Recently Acquired Hotels recorded Adjusted EBITDAre of $3.3 million and $8.8 million in the third quarter and first nine months of 2022, respectively. The Montage Healdsburg, acquired in April 2021, recorded Adjusted EBITDAre of $3.6 million and $5.2 million for the third quarter and first nine months of 2021, respectively.
●	The Five Disposed Hotels recorded net negative Adjusted EBITDAre of $2.2 million in the first nine months of 2022 as compared to net positive Adjusted EBITDAre of $4.7 million and net negative Adjusted EBITDAre of $3.4 million in the third quarter and first nine months of 2021, respectively.
●	Corporate-level Adjusted EBITDAre decreased $0.9 million and $17.4 million in the third quarter and first nine months of 2022 as compared to the same periods in 2021, respectively.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and obligations: we exclude the amortization of our real estate right-of-use assets and related lease obligations, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligation. We believe that these items are not reflective of our ongoing finance costs.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership prior to our acquisition of the noncontrolling partner’s interest in June 2022.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance restoration proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income (loss) to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$20,488	$(22,124)	$73,303	$(105,329)
Preferred stock dividends and redemption charges	(3,351)	(6,287)	(10,897)	(17,289)
Operations held for investment:
Real estate depreciation and amortization	31,313	31,959	92,796	94,206
Loss (gain) on sale of assets	—	12	(22,946)	82
Impairment loss	—	1,014	—	1,014
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	—	(933)	(3,477)	1,638
Real estate depreciation and amortization	—	(791)	(1,456)	(2,407)
FFO attributable to common stockholders	48,450	2,850	127,323	(28,085)

Operations held for investment:
Amortization of deferred stock compensation (1)	2,230	3,165	8,661	10,576
Real estate amortization of right-of-use assets and obligations	(288)	87	(868)	249
Amortization of contract intangibles, net	141	—	344	—
Noncash interest on derivatives, net	(39)	(616)	(2,904)	(2,194)
Loss (gain) on extinguishment of debt, net	770	(61)	962	(371)
Prior year property tax adjustments, net	—	605	—	(1,384)
Hurricane-related losses net of (insurance restoration proceeds)	—	1,621	(2,755)	1,621
Property-level severance related to sold hotel	—	4,562	—	4,562
Lawsuit settlement cost	—	691	—	691
CEO transition costs	—	7,976	—	7,976
Preferred stock redemption charges	—	2,624	—	6,640
Noncontrolling interest:
Real estate amortization of right-of-use asset and obligation	—	72	132	217
Lawsuit settlement cost	—	(173)	—	(173)
Noncash interest on derivatives, net	—	(20)	—	(20)
Adjustments to FFO attributable to common stockholders, net	2,814	20,533	3,572	28,390
Adjusted FFO attributable to common stockholders	$51,264	$23,383	$130,895	$305
(1)	Amortization of deferred stock compensation has been added to the adjustments to FFO attributable to common stockholders, net for the three and nine months ended September 30, 2021 to conform to the current year’s presentation.

Adjusted FFO attributable to common stockholders increased $27.9 million, or 119.2%, in the third quarter of 2022 as compared to the same period in 2021, and $130.6 million, or 42,816.4%, in the first nine months of 2022 as compared to the same period in 2021 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility and term loans, issuances of both common and preferred stock, property insurance and contributions from our former joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, redemptions of our preferred stock, repayments of notes payable and our credit facility, dividends and distributions on our preferred and common stock and distributions to our former joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $149.7 million for the nine months ended September 30, 2022 as compared to $8.4 million for the nine months ended September 30, 2021. The net increase in cash provided by operating activities during the first nine months of 2022 as compared to the same period in

2021 was primarily due to the increase in travel demand benefiting our hotels and additional operating cash provided by the Three Recently Acquired Hotels, partially offset by a decrease in operating cash caused by the sales of the Five Disposed Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first nine months of 2022 as compared to the first nine months of 2021 was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Proceeds from sale of assets	$191,291	$—
Acquisition and disposition deposits, net	—	(3,900)
Proceeds from property insurance	4,369	—
Acquisitions of hotel properties and other assets	(232,506)	(195,706)
Renovations and additions to hotel properties and other assets	(97,539)	(41,910)
Payment for interest rate derivative	—	(80)
Net cash used in investing activities	$(134,385)	$(241,596)

During the first nine months of 2022, we received total proceeds of $191.3 million from our sales of three hotels, consisting of $63.2 million for the Hyatt Centric Chicago Magnificent Mile (having already received a $4.0 million disposition deposit in December 2021) and $128.1 million for the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, we received insurance proceeds of $4.4 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were partially offset by $232.5 million paid to acquire hotel properties and other assets, consisting of $232.0 million for The Confidante Miami Beach, including closing costs and prorations, and $0.5 million paid to acquire additional wet and dry boat slips at the Oceans Edge Resort & Marina. In addition, we invested $97.5 million for renovations and additions to our portfolio and other assets.

During the first nine months of 2021, we paid a deposit of $4.0 million towards our December 2021 acquisition of the Four Seasons Resort Napa Valley, and we received a deposit of $0.1 million from the buyer of the Renaissance Westchester, which we sold in October 2021. In addition, during the first nine months of 2021, we paid a total of $195.7 million to acquire hotel properties and other assets, including $195.6 million to acquire the Montage Healdsburg and $0.1 million to acquire an additional dry boat slip at the Oceans Edge Resort & Marina. We also invested $41.9 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2022 as compared to net cash provided by financing activities during the first nine months of 2021 was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Acquisition of noncontrolling interest, including transaction costs	$(101,348)	$—
Proceeds from preferred stock offerings	—	215,000
Payment of preferred stock offering costs	—	(7,287)
Redemptions of preferred stock	—	(190,000)
Proceeds from common stock offerings	—	38,443
Payment of common stock offering costs	(91)	(784)
Repurchases of outstanding common stock	(86,646)	—
Repurchases of common stock for employee tax obligations	(3,351)	(4,877)
Proceeds from credit facility	230,000	—
Payment on credit facility	(230,000)	—
Proceeds from notes payable	243,615	—
Payments on notes payable	(38,405)	(2,461)
Payments of deferred financing costs	(7,404)	—
Dividends and distributions paid	(11,059)	(10,745)
Distribution to noncontrolling interest	(5,500)	—
Contribution from noncontrolling interest	—	1,375
Net cash (used in) provided by financing activities	$(10,189)	$38,664

During the first nine months of 2022, we paid $101.3 million to acquire the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront, $86.6 million to repurchase 7,995,560 shares of our outstanding common stock and $0.1 million in common stock offering costs related to restricted common stock issued to employees. We also paid $3.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $11.1 million in dividends and distributions to our preferred and common stockholders and $5.5 million in distributions to our former joint venture partner. In July 2022, we entered into the Amended Credit Agreement and received $243.6 million in proceeds associated with additional borrowing on our two term loans. We utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million we drew on our credit facility in the second quarter of 2022. In addition, we paid $38.4 million in principal payments on our notes payable, including $35.0 million to repay a portion of our senior notes, $1.5 million in scheduled principal payments on our notes payable and $1.9 million in principal payments associated with our Amended Credit Agreement, and we paid $7.4 million in deferred financing costs related to the Amended Credit Agreement.

During the first nine months of 2021, we received total gross proceeds of $215.0 million on our preferred stock offerings, including $115.0 million from the issuance of 4,600,000 shares of our Series H preferred stock and $100.0 million from the issuance of 4,000,000 shares of our Series I preferred stock, and we paid a total of $7.3 million in offering costs on our Series G preferred stock, Series H preferred stock and Series I preferred stock. We used $190.0 million of the proceeds received from our preferred stock issuances to redeem in full all 4,600,000 shares of our Series E preferred stock and all 3,000,000 shares of our Series F preferred stock. In addition, we received gross proceeds of $38.4 million from the issuance of 2,913,682 shares of our common stock under our ATM Program, and paid $0.8 million in related offering costs. We also received a $1.4 million contribution from our former joint venture partner. These net cash inflows were partially offset as we paid $4.9 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $2.5 million in principal payments on our notes payable and $10.7 million in dividends to our preferred stockholders.

Future. While operations have improved in the first nine months of 2022 as compared to the same period in 2021, certain of our hotels continue to operate below pre-pandemic levels. We believe the ongoing effects of the COVID-19 pandemic on our operations could continue to have a negative impact on our financial results and liquidity in 2022. Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand any potential declines in our operating cash flow. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain.

We expect our primary sources of cash will continue to be our working capital, credit facility, dispositions of hotel properties and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed or that the capital markets will be available to us in the future on favorable terms or at all.

We expect our primary uses of cash to be for operating expenses, including funding the cash flow needs at our hotels if necessary, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, repurchases of our common stock, distributions on our common stock, dividends on our preferred stock and acquisitions of hotels or interests in hotels.

In the third quarter of 2022, our board of directors declared a cash dividend of $0.05 per share of common stock that was paid in October 2022. Any future common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

Cash Balance. As of September 30, 2022, our unrestricted cash balance was $117.6 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million of capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company while operations at our hotels are reduced.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans and in May 2021 for the loan secured by the Hilton San Diego Bayfront. In April 2022, the loan secured by the Hilton San Diego Bayfront exited the cash trap, and in October 2022 we notified the lender for the loan secured by the JW Marriott New Orleans that we have met the criteria to exit the cash trap. As of September 30, 2022, no excess cash generated by the JW Marriott New Orleans was held in a lockbox account for the benefit of the lender.

Debt. As of September 30, 2022, we had $816.6 million of debt, $167.8 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

In February 2022, we used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of our unsecured Series A Senior Notes and $10.0 million of our unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million on our Series A Senior Notes and Series B Senior Notes, respectively, as of September 30, 2022.

In March 2022, we elected to early terminate the covenant relief period related to our unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 Unsecured Debt Amendments for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following our early termination of the covenant relief period in March 2022, the original financial covenants on our unsecured debt agreements were to be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, we are no longer subject to additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions that were imposed as part of the Unsecured Debt Amendments.

In May 2022 and June 2022, we drew $140.0 million and $90.0 million, respectively, under our credit facility to acquire The Confidante Miami Beach and the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront.

In July 2022, we entered into the Amended Credit Agreement which expanded our unsecured borrowing capacity and extended the maturity of the in-place term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increased the aggregate amount of our two term loans from $108.3 million to $350.0 million. The facilities bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.25% over the applicable adjusted term SOFR. The $500.0 million revolving credit facility has two six-month extension options, which would result in an extended maturity of July 2027. The two term loan facilities each have a balance of $175.0 million and mature in July 2027 and January 2028. We utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on our revolving credit facility. As of September 30, 2022, we have no amount outstanding under the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

As of September 30, 2022, 42.4% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, a portion of our unsecured corporate-level Term Loan 2 and two unsecured corporate-level senior notes. The Company’s floating rate debt includes the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap derivative that caps the floating interest rate at 6.0% until December 2022, our $175.0 million unsecured corporate-level Term Loan 1, which was subject to an interest rate swap derivative until the derivative matured in September 2022, and a portion of our $175.0 million unsecured corporate-level Term Loan 2.

We may in the future seek to obtain mortgages on one or more of our 13 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of September 30, 2022. Our 13 unencumbered hotels include: Boston Park Plaza; Four Seasons Resort Napa Valley; Hilton New Orleans St. Charles; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; The Confidante Miami Beach; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2022 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$816,647	$2,145	$294,502	$240,000	$280,000
Interest obligations on notes payable (2)	134,395	35,428	53,115	40,455	5,397
Operating lease obligations, including imputed interest (3)	27,414	6,734	13,391	4,656	2,633
Construction commitments	66,701	66,701	—	—	—
Total	$1,045,157	$111,008	$361,008	$285,111	$288,030
(1)	Notes payable includes the $220.0 million mortgage secured by the Hilton San Diego Bayfront, which is scheduled to mature in December 2022. We have notified the lenders of our intent to exercise the remaining one-year option to extend the maturity to December 2023.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at September 30, 2022, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $97.5 million in our portfolio and other assets during the first nine months of 2022. As of September 30, 2022, we have contractual construction commitments totaling $66.7 million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 2.0% and 5.0% of the respective hotel’s applicable annual revenue. As of September 30, 2022, our balance sheet includes restricted cash of $36.2 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food, commodities, including those used to renovate or reposition our hotels, taxes, property and liability insurance, utilities and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our hotel expenses may increase at higher rates than hotel revenue.

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

●	Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires either allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or recording the assets and liabilities at their estimated fair values with any excess consideration above net assets going to goodwill for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data and replacement cost data. In addition, we make significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates and occupancy. We also engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods. Given the subjectivity, business combinations are provided a one-year measurement period to adjust the provisional amounts recognized if the necessary information is not available by the end of the reporting period in which the acquisition occurs.

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

As of September 30, 2022, 69.4% of our debt obligations are fixed in nature or are subject to an interest rate cap agreement, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense would increase or decrease, respectively, our future consolidated annual earnings and cash flows by approximately $2.4 million based on the variable rates at September 30, 2022.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During the three months ended September 30, 2022, the Company repurchased 880,577 shares of its common stock for a total purchase price of $8.7 million, including fees and commissions, leaving $413.5 million remaining under the stock repurchase program. The stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2022 - July 31, 2022	134,444	$9.77	134,444	$420,849,319
August 1, 2022 - August 31, 2022	—	$—	—	$420,849,319
September 1, 2022 - September 30, 2022	746,133	$9.83	746,133	$413,513,729
Total	880,577	$9.82	880,577	$413,513,729

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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 27, 2022).

10.2	Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia. * #

10.3	Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert C. Springer. * #

10.4	Fifth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein. * #

10.5	Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Christopher Ostapovicz. * #

10.6	Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Aaron R. Reyes. * #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 8, 2022	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)