Form 10-K
period 2022-12-31
Sunstone Hotel Investors, Inc.
filed 2023-02-23
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

15 Enterprise, Suite 200
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2022 as reported on the New York Stock Exchange was approximately $2.1 billion.

The number of shares of the registrant’s common stock outstanding as of February 8, 2023 was 208,170,642.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2022

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2022, we owned 15 hotels, comprised of 7,735 rooms, located in 6 states and in Washington, DC. Our portfolio consists of upper upscale and luxury hotels located in major convention, resort destination and urban markets. All but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

We are the owner of Long-Term Relevant Real Estate® (“LTRR®”) in the lodging industry, specifically hotels in urban and resort destination locations that benefit from significant barriers to entry by competitors and diverse economic drivers. Our mission is to be the premier stewards of capital in the lodging industry, providing superior returns to our stockholders by investing in hotels where we can add value through capital investment, hotel repositioning and asset management. In addition, we seek to capitalize on our portfolio’s embedded value and balance sheet strength to actively recycle past investments into new growth and value creation opportunities in order to deliver strong stockholder returns and superior per share net asset value growth.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2022, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of six of our hotels; Hyatt Hotels Corporation (“Hyatt”), manager of two of our hotels; and Four Seasons Hotels Limited (“Four Seasons”), Highgate Hotels L.P. and an affiliate (“Highgate”), Hilton Worldwide (“Hilton”), Interstate Hotels & Resorts, Inc. (“IHR”), Montage North America, LLC (“Montage”), Sage Hospitality Group (“Sage”) and Singh Hospitality, LLC (“Singh”), each a manager of one of the Company’s hotels.

As is typical of the lodging industry, we experience some seasonality in our business. Information regarding the seasonal patterns affecting our hotels is included in this Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Impact of the COVID-19 Pandemic on our Business

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at the majority of our hotels, with the last hotel resuming operations in April 2021. COVID-19 and its variants have had and continue to have a detrimental effect on the hotel industry and our business. While operations have gradually improved since the onset of the pandemic, the Omicron variant in December 2021 led to a slowdown in demand recovery at our hotels. However, travel demand began to recover again in February 2022 as Omicron-related case counts subsided.

During 2022, corporate transient and group demand accelerated, reducing our reliance on leisure demand, which was the dominant source of business at many of our hotels during 2021. Leisure demand continued to be robust throughout most of 2022 but the greatest demand growth was at our urban and group-oriented hotels which experienced increased near-term booking activity, higher than expected attendance at group events and increased business transient demand. The amount of corporate business at our hotels continues to grow and we expect business travel to continue to increase. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and we continue to have limited visibility to predict future operations.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

●	High Quality Portfolio of Hotels and Resorts.

Focus on Owning Long-Term Relevant Real Estate®. We believe that we will create lasting stockholder value through the active ownership of LTRR®. LTRR® consists of hotels that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are highly desirable and are relevant today and whose relevance will stand the test of time for generations to come. We believe that our portfolio provides superior long-term economics and reduces the risk of waning demand that often happens to undercapitalized and poorly located hotels and resorts.

Presence in Key Markets. A cornerstone of LTRR® is location. We believe that our hotels are located in many of the most desirable long-term relevant markets with major and diverse demand generators and significant barriers to entry for new supply. All of our hotels are located in key urban gateway markets and unique resort destination locations such as Boston, Key West, Maui, Miami, Napa/Sonoma, New Orleans, Orlando, Portland, San Diego, San Francisco and Washington DC. Over time, we expect the revenues of hotels located in key gateway markets and unique resort destination locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Established Independents. As noted above, all but two of our hotels are operated under nationally recognized brands. We believe that affiliations with strong brands and established independents improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Well Maintained Portfolio. A primary component of our business is the renovation or repositioning of our hotels. We believe that our capital renovations and repositionings have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

●	Significant Liquidity Position. As of December 31, 2022, we had total cash of $157.2 million, including $56.0 million of restricted cash, and access to our undrawn $500.0 million credit facility. We believe our current liquidity will enable us to fund our day-to-day business needs without raising additional capital through equity or debt issuances.

●	Flexible Capital Structure. We believe our capital structure provides us with financial flexibility to execute our strategy. As of December 31, 2022, the weighted average term to maturity of our debt was approximately three years, and we maintained a well-staggered and manageable debt maturity profile. We seek to employ a mix of fixed and variable rate debt to achieve a competitive blended cost of financing, and we utilize interest rate derivatives to help manage interest rate risk. As of December 31, 2022, 42.4% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, and an additional 27.0% was subject to an interest rate cap derivative. Based on the variable rates at December 31, 2022 and including the effect of our interest rate swap derivative, the weighted average interest rate on our total debt was 5.04%. As of December 31, 2022, we also have an undrawn $500.0 million credit facility. In addition to debt, we also selectively utilize preferred equity to finance our operations, which provides additional flexibility in our capital structure. For more information on our capital structure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Appropriate Leverage. We maintain an appropriately levered balance sheet which provides for significant capital allocation flexibility. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants. Our appropriately leveraged capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession or global pandemics, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations. Our asset management team works with our third-party managers to drive property-level innovation, benchmark best practices and aggressively oversee hotel management teams and property plans. We work with our operators to develop hotel-level business plans, which include positioning and capital investment plans. We believe that a proactive asset management program can help grow the revenues of our hotel portfolio and maximize operational and environmental efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed and focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that generate attractive risk-adjusted returns on our investment dollars. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to recycle and redeploy capital from slower growth assets to hotels and resorts with higher long-term growth rates. Depending on availability, we select the branding and operating partners for our hotels that we believe will lead to the highest returns and greatest long-term value. We also focus on disciplined capital recycling, and may selectively sell hotels that no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

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

Business Strategy

As demand for lodging generally fluctuates with the overall economy, we seek to own LTRR® that will maintain a high appeal with lodging travelers over long periods of time and will generate superior economic earnings materially in excess of recurring capital requirements. Our strategy is to create long-term stakeholder value through the acquisition, active ownership and disposition of hotels considered to be LTRR®. Our goal is to maintain appropriate leverage and financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging options for guests in each of their markets. Competitive advantage is based on a number of factors, including location, physical attributes, service levels and reputation. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments and competition from timeshare, vacation rentals or sharing services. Increased competition could harm our occupancy or revenues or may lead our operators to increase service or amenity levels, which may reduce the profitability of our hotels.

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

Management Agreements

All of our hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. Descriptions of our third-party management agreements entered into prior to 2022 are included in Item 1. Business in our 2021 Annual Report on Form 10-K and in Item 1. Business in our 2020 Annual Report on Form 10-K. We entered into one new third-party management agreement during 2022, the general terms of which are as follows:

Sage. Beginning in October 2022, The Bidwell Marriott Portland is operated under a management agreement with Sage. The management agreement expires in 2027 and requires us to pay Sage a base management fee equal to 6.0% of gross operating profit, capped at 3.0% of gross revenues.

The existing management agreements with Four Seasons, Highgate, Hilton, Hyatt, IHR, Marriott, Montage and Sage require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2022, two of our hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The following table sets forth the expiration dates of our hotel franchise agreements:

The Bidwell Marriott Portland	October 26, 2024
Hilton New Orleans St. Charles	May 31, 2028

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

Ground and Airspace Lease Agreements

At December 31, 2022, the Hilton San Diego Bayfront was subject to a ground lease with an unaffiliated party, and the JW Marriott New Orleans was subject to an airspace lease that applies only to certain balcony space fronting Canal Street that is not integral to the hotel’s operations. As of December 31, 2022, the remaining terms of these ground and airspace leases range from approximately 21 to 49 years. The leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground or airspace lease or any proposed assignment of our leasehold interest as lessee under the ground or airspace lease may require the consent of the applicable lessor. As a result, in the future, we may not be able to sell, assign, transfer or convey our lessee’s interest in a hotel subject to our remaining ground or airspace leases absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

Corporate Office

As of December 31, 2022, our headquarters were located at 200 Spectrum Center Drive, 21st Floor, Irvine, California 92618 under a lease with an unaffiliated third party that terminates on August 31, 2028. In January 2023, we moved our headquarters to 15 Enterprise, Suite 200, Aliso Viejo, California 92656 under a lease with an unaffiliated third party that terminates on April 30, 2029, and sublet our previous headquarters to an unaffiliated third party with the sublease terminating on August 31, 2028.

Human Capital Resources

As of February 1, 2022, we had 40 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Our employees are vital to the success of our Company. We place a very high emphasis on maintaining positive relations with all of our employees and strive to create an inspiring and inclusive work environment where our employees feel motivated and empowered to produce exceptional results for the Company. Our capital resource objectives include, as applicable, identifying, recruiting, retaining and incentivizing our employees. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure, including:

●	Subsidized medical, dental and vision insurance;
●	Life and disability insurance;
●	Stock grant program;
●	401(k) savings and retirement plan with Company Safe Harbor contribution;
●	Profit sharing plan;
●	Hybrid work schedule; and
●	Gym membership.

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against those in both our industry and in similar disciplines.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. As of December 31, 2022, females constituted approximately 38% of our workforce, and ethnic, racial minorities and other underrepresented communities constituted approximately 30% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

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

Corporate Responsibility

We are committed to ensuring environmental, social and governance (“ESG”) initiatives are part of our operating and investment strategies. We continuously seek opportunities to invest in initiatives intended to reduce energy, water and waste impacts, enhance the overall environment and health, safety and well-being of guests and associates at our properties as well as our employees, promote diversity, equity, inclusion and belonging, and improve the local communities in which we conduct business or own hotels. We take a holistic approach to our business, balancing the best interests of our stockholders, the environment, our employees, our capital providers, the hotel associates and the communities in which we own hotels. As our board of directors recognizes the importance of an effective corporate responsibility strategy on our operations and returns, the board of directors has assigned the board’s Nominating and Corporate Governance Committee with overseeing the strategy, policies and implementation of our ESG program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels. While we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, solar power installations, low-flow plumbing fixture installations and building system upgrades. We are installing bulk amenity dispensers and water filtration systems in our hotels to reduce waste. Additionally, on an annual basis, we publish a Corporate Responsibility Report on our website, which includes disclosures on our environmental and social performance and information related to our carbon footprint and the emissions at our hotels. Our Corporate Responsibility Report also includes a comparison of our energy, carbon, water and waste performance to the targets we announced in our 2019 Sustainability Report. The Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board for the Real Estate Sector, the Task-Force for Climate-Related Financial Disclosures (“TCFD”) and the Global Reporting Initiative Index.

Environmental Reviews

Environmental reviews have been conducted on all of our hotels. From time to time, in connection with prior financings, we have commissioned environmental consultants to conduct Phase I environmental site assessments on certain of our properties. In some instances, these Phase I assessments relied on older environmental assessments prepared in connection with prior financings. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. In addition, material environmental conditions, liabilities or compliance concerns may arise after the Phase I assessments are completed, or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liabilities.

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

ADA Regulation

Our properties must comply with various laws and regulations, including Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA; however, noncompliance with the ADA could result in capital expenditures, the imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Inflation

Inflation affects our expenses, including, without limitation, by increasing costs such as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our hotel expenses may increase at higher rates than hotel revenue.

Securities Exchange Act Reports

Our internet address is www.sunstonehotels.com. Periodic and current Securities and Exchange Commission (“SEC”) reports and amendments to those reports, such as our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available, free of charge, through links displayed on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website that contains these reports at www.sec.gov. Our website and the SEC website and the information on our and the SEC’s website are not a part of this Annual Report on Form 10-K.

Information relating to revenue, operating profit and total assets is set forth in Part II, Item 6 of this Annual Report on Form 10-K.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2023. All officers serve at the discretion of the board of directors subject to the terms of their respective employment agreements with the Company.

Name	Age	Position
Bryan A. Giglia	46	Chief Executive Officer
Robert C. Springer	45	President and Chief Investment Officer
David M. Klein	53	Executive Vice President and General Counsel
Christopher G. Ostapovicz	53	Executive Vice President and Chief Operating Officer
Aaron R. Reyes	44	Senior Vice President and Chief Financial Officer

The following is additional information with respect to the above-named officers.

Bryan A. Giglia is our Chief Executive Officer. Mr. Giglia joined the Company in March 2004 as a financial analyst, serving in the capacity of Director of Finance from October 2005 through February 2007. In March 2007, he was appointed Vice President Corporate Finance, and in March 2010 he was appointed Senior Vice President Corporate Finance, a position he held until February 2013, where he oversaw capital market transactions, corporate financial planning and analysis, and investor relations. In February 2013, Mr. Giglia was appointed Senior Vice President and Chief Financial Officer, and in February 2016 he was appointed Executive Vice President and Chief Financial Officer, a position he held until March 2022 when he was appointed Chief Executive Officer. Prior to joining Sunstone, Mr. Giglia served in a variety of accounting positions for Hilton Hotels Corporation. Mr. Giglia attended the Marshall School of Business at the University of Southern California, where he earned an M.B.A. degree. Mr. Giglia earned his B.S. degree in Business Administration from the University of Arizona.

Robert C. Springer is our President and Chief Investment Officer. Mr. Springer joined the Company in May 2011 as Senior Vice President Acquisitions, and in February 2013, he was appointed Senior Vice President and Chief Investment Officer, a position he held until February 2016 when he was appointed Executive Vice President and Chief Investment Officer. In March 2022, Mr. Springer was appointed President and Chief Investment Officer. Prior to joining Sunstone, Mr. Springer served as a Vice President in the Merchant Banking Division of Goldman, Sachs & Co. ("Goldman") and in the firm's principal lodging investing activity, which investments were primarily placed through the Whitehall Street Real Estate series of private equity funds, as well as the Goldman Sachs Real Estate Mezzanine Partners fund. Mr. Springer's involvement with these funds included all aspects of hotel equity and debt investing, as well as asset management of numerous lodging portfolios. Mr. Springer joined Goldman in February 2006. Prior to joining Goldman, Mr. Springer worked in both the feasibility and acquisitions groups at Host Hotels & Resorts from 2004 to 2006 and was integral to the closing of several large lodging deals. Mr. Springer started his career with PricewaterhouseCoopers, LLP in the Hospitality Consulting Group from 1999 to 2004. Mr. Springer holds a B.S. degree in Hotel Administration from Cornell University.

David M. Klein is our Executive Vice President and General Counsel. Mr. Klein joined the Company in July 2016 as Senior Vice President and General Counsel, a position he held until February 2019 when he was appointed Executive Vice President and General Counsel. Prior to joining Sunstone, Mr. Klein was a Partner in the Hospitality & Leisure group of Dentons, LLP, one of the world’s largest law firms, where his practice focused solely on the hospitality and leisure industry. Prior to joining Dentons, Mr. Klein held the position of co-founding Principal, Chief Administrative Officer and General Counsel of NYLO Hotels and Advaya Hospitality. At NYLO, Mr. Klein spearheaded the company’s joint venture capitalization with Lehman Brothers, as well as multiple debt facilities for all company-owned hotel properties. He also led the structuring of the joint venture capitalization of Advaya with Auromatrix, a large private Indian conglomerate based in Chennai, India. Additionally, he oversaw all corporate and legal matters related to both companies’ ongoing franchise, management, development, financing and corporate affairs. Prior to his roles with NYLO and Advaya, Mr. Klein was a partner in the Hospitality & Leisure group of Squire Sanders (Squire Patton Boggs). Mr. Klein received his J.D. degree from the Sandra Day O’Connor College of Law at Arizona State University and his B.A. degree from the University of California at Los Angeles.

Christopher G. Ostapovicz is our Executive Vice President and Chief Operating Officer. Mr. Ostapovicz joined the Company in March 2021 as Senior Vice President and Chief Operating Officer, a position he held until February 2022 when he was appointed Executive Vice President and Chief Operating Officer. Prior to joining Sunstone, Mr. Ostapovicz was at Host Hotels & Resorts, a public lodging real estate investment trust, and served in numerous management roles, most recently as Senior Vice President of Asset Management. Mr. Ostapovicz joined Host Hotels & Resorts in 2007. Prior to joining Host Hotels & Resorts, Mr. Ostapovicz held various operating and finance positions at both The Ritz-Carlton Hotel Company and Marriott International. Mr. Ostapovicz is an active member of the Hospitality Asset Managers Association, where he previously served as a board director and treasurer for five years, and he is one of three faculty to start Georgetown University’s masters in global hospitality in 2014. Mr. Ostapovicz holds an M.B.A. from Georgetown University and an M.S. in real estate from Johns Hopkins University.

Aaron R. Reyes is our Senior Vice President and Chief Financial Officer. Mr. Reyes joined the Company in April 2016 as Vice President Corporate Finance, and in February 2021, he was appointed Senior Vice President Corporate Finance and Treasurer, a position he held until March 2022 when he was appointed Senior Vice President and Chief Financial Officer. Prior to joining Sunstone, Mr. Reyes was in the real estate and lodging investment banking divisions at Morgan Stanley and Bank of America Merrill Lynch. Prior to his time in investment banking, he was a manager with Accenture, a global consulting firm. Mr. Reyes received an undergraduate degree in finance from Pepperdine University and an M.B.A. with an emphasis in real estate from the Anderson School at the University of California, Los Angeles.

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

Risks Related to Our Business and Industry:

●	we own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, pandemics such as the pandemic caused by COVID-19 and its variants, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and other similar technologies could lessen the need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels have an ongoing need for capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems;
●	delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;
●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;

●	because we are a REIT, we depend on third-parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Marriott, Hilton, Hyatt, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	corporate responsibility, specifically related to ESG factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business or lead to a default or acceleration of our obligations under certain of our debt instruments;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments under our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business; and
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results.

Risks Related to Our Debt and Financing:

●	we have outstanding debt which may restrict our financial flexibility;
●	we are subject to various financial covenants, and should we default, we may be required to pay additional fees, provide additional security, repay the debt or forfeit the hotel securing the debt;
●	financial covenants in our debt instruments may restrict our operating or acquisition activities;
●	our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds generated by our hotels for other corporate purposes or to make distributions to our stockholders;
●	certain of our debt is subject to variable interest rates, which can create uncertainty in forecasting our interest expense and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all; and
●	our organizational documents contain no limitations on the amount of debt we can incur so we may become too highly leveraged.

Risks Related to Our Status as a REIT:

●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property;
●	dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	the TRS Lessee is subject to special rules that may result in increased taxes;
●	because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us;
●	we may be required to pay a penalty tax upon sale of a hotel;
●	we may be subject to corporate level income tax on certain built-in gains;
●	a transaction intended to qualify as a Section 1031 Exchange may later be determined to be taxable; and
●	legislative or other actions affecting REITs could have a negative effect on us.

Risks Related to Our Common Stock and Corporate Structure:

●	the market price of our equity securities may vary substantially;
●	any future distributions to our common stockholders may vary, and distributions on our common stock may be made in the form of cash, stock or a combination of both; however, the IRS may disallow our use of stock dividends;
●	shares of our common stock that are or become available for sale could affect the share price;
●	our earnings and cash distributions may affect the market price of our common stock;
●	provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of our Company and may serve to limit our stock price; and
●	our board of directors may change our significant corporate policies without the consent of our stockholders.

The following includes a more detailed discussion of our material risk factors:

Risks Related to Our Business and Industry

We own primarily upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive.

The lodging industry is highly competitive. Our hotels compete with other hotels and alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb on the basis of location, room rates, physical attributes, service levels, brand affiliation and reputation, among many other factors. New hotels may be constructed, creating new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors may have hotels that are better located, have a stronger reputation, or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations and limit or slow our future growth. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels when compared to other classes of hotels.

In addition, our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions, and we may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners who are engaged in the acquisition of hotels. We also rely on the foregoing entities as potential purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, owners of our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

We believe that both new hotel construction and new hotel openings were delayed or even cancelled over the past several years due to the negative effects of the COVID-19 pandemic on the economy and the lodging industry. In addition, we believe construction supply constraints and inflationary pressures on building materials will continue to discourage new hotel supply in many markets although some markets will experience new hotel openings at or greater than historic levels, including in Boston, Orlando and Portland. We are unable to predict certain market changes including changes in the supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Events beyond our control, including economic slowdowns or recessions, pandemics such as the pandemic caused by COVID-19 and its variants, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and high-end leisure travelers. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as international pandemic-related travel restrictions are lifted; whereas operating results at our hotels in gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotels.

In periods of economic difficulties, including those caused by pandemics such as the pandemic caused by COVID-19 and its variants, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. COVID-19 and its variants have had and continue to have a detrimental effect on our financial condition, results of operations and cash flows. While operations sequentially improved in 2022 as compared to 2021 and 2020, several of our hotels continue to operate below pre-

pandemic levels. During 2022, corporate transient and group demand accelerated, reducing our reliance on leisure demand, which was the dominant source of business at many of our hotels during 2021. Leisure demand continued to be robust throughout most of 2022, but the greatest demand growth was at our urban and group-oriented hotels which experienced increased near-term booking activity, higher than expected attendance at group events and increased business transient demand. The amount of corporate business at our hotels continues to grow and we anticipate that our operations will continue to normalize in 2023; however, COVID-19 and the unpredictability of its new variants may continue to cause uncertainty and volatility with respect to our financial condition, results of operations and cash flows. The negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented and we continue to have limited visibility to predict future operations. We believe that the steps we have taken to maintain an appropriate cash position and preserve our financial flexibility, combined with the amendments to our unsecured debt, our already strong balance sheet and our appropriate leverage will be sufficient to allow us to withstand any potential declines in our operating cash flow. Given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot, however, assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct. In addition, we cannot predict with certainty the magnitude and duration of the effects of the COVID-19 pandemic on our business, financial condition or operational results with reasonable certainty.

Natural disasters, civil unrest and terrorism may also negatively impact our operations. We own five hotels located in seismically active areas of California and six hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii, and Louisiana). In addition, we own five hotels that are located in concentrated business sectors in major cities such as Boston, San Diego, San Francisco and Washington DC that may be subject to higher-than-normal risk of terrorist attacks. We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms, and there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our hotels. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters or terrorist attacks resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Increasing inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, inflation affects our hotel expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance and utilities. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our hotel expenses may increase at higher rates than hotel revenue.

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

Our third-party managers and franchisors carry cyber insurance policies to protect and offset a portion of the potential costs that may be incurred from a security breach. Additionally, we have a cyber insurance policy to cover breaches of our corporate infrastructure and systems and to provide supplemental coverage above the coverage carried by our third-party managers and franchisors. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Our policy is subject to limits and sub-limits for certain types of claims, and we do not expect that this policy will cover all of the losses that we could experience from these exposures. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2022, the majority of our hotels were geographically concentrated in California, Florida, Hawaii and Massachusetts as follows:

		Percentage of	Percentage of Total 2022
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	34%	39%
Florida	3	17%	14%
Hawaii	1	7%	18%
Massachusetts	2	19%	17%

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

We are subject to the climate change risks associated with the transitional effects to a low carbon scenario, which can include increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for Environmental and Social disclosures, increased cost of goods and raw materials and increased costs to manage the shift in consumer preferences. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental laws and regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or increased operating costs. Climate change may also affect our business by shifting consumer preferences to sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

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

Five of our hotels are located in California, which has been historically at greater risk to certain acts of nature (such as wildfires, earthquakes and mudslides) than other states. In addition, a total of six hotels are located in Florida, Hawaii and Louisiana, which each have an increased potential to experience strong winds, tropical storms and hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel. Acts of nature that do not result in physical loss at our hotels could diminish the desirability of our hotel’s location, resulting in less demand by travelers.

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

The operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results.

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

The increased use of virtual meetings and other similar technologies could lessen the need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected.

During 2020 and 2021, the COVID-19 pandemic caused a significant decrease in business-related travel as companies increasingly utilized virtual meetings in response to travel restrictions and to protect the health and safety of their employees. While business transient demand improved in 2022, it remained below pre-pandemic levels. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in a sustained reduction in business travel. To the extent that such technologies, or new technologies, play an increased role in business interactions and the need for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Our hotels have an ongoing need for capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2022 and 2021, we invested $128.6 million and $63.7 million into our hotels, respectively, which included a substantial renovation of the Renaissance Washington DC associated with the hotel’s rebranding to The Westin Washington DC and a rooms renovation at the Hyatt Regency San Francisco. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

●	construction cost overruns and delays, including inflationary increases to commodity costs and supply chain disruptions;
●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;
●	uncertainties as to market demand or a loss of market demand after capital improvements have begun;
●	disruption in service and room availability causing reduced demand, occupancy and rates;
●	possible environmental problems; and
●	disputes with managers or franchisors regarding our compliance with the requirements under the relevant management, operating lease or franchise agreement.

Delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, renovation and repositioning of hotel properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Renovation or repositioning programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

Accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods.

The acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. If the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the transaction is an asset acquisition. We determined that the three hotels we acquired in 2022 and 2021 each qualified as an asset acquisition. The result of our analyses, and any future analyses, affects both our balance sheet and our statement of operations as transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead. Also, given the subjectivity, business combinations are provided a one-year measurement period to adjust the provisional amounts recognized if the necessary information is not available by the end of the reporting period in which the acquisition occurs; whereas asset acquisitions are not subject to a measurement period.

Accounting for the acquisition of a hotel property or other entity requires either allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or recording the assets and liabilities at their estimated fair values with any excess consideration above net assets going to goodwill for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data and replacement cost data. In addition, we make significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates and occupancy. We also engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from the actual results in future periods. Should our allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations. In addition, should any of our allocations overstate our assets, we may be at risk of incurring an impairment charge.

Volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels.

Volatility in the global financial markets may have a material adverse effect on our financial condition or results of operations. For example, the government’s response to inflationary pressures in 2022 resulted in extreme price volatilities, along with dislocations and liquidity disruptions in the capital markets, all of which exerted downward pressure on stock prices, widened credit spreads on debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Current and future dislocations in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow.

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

We may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer.

We have co-invested, and may co-invest in the future, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Accordingly, we may not be in a position in the future to exercise sole decision-making authority regarding another property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future.

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

We may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions. We may also seek to acquire companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a portfolio, even though one or more of the hotels in the portfolio do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms, or if successful, the sales may be recharacterized by the IRS as dealer sales and subject to a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or if we sell them at a loss. Also, a portfolio of hotels may be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

The sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition.

As part of our ongoing portfolio management strategy, on an opportunistic basis, we may selectively sell hotel properties that we believe no longer meet our ownership criteria, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. We may not be successful in completing the sale of a hotel or portfolio of hotels, which may negatively impact our business strategy. Hotel sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, seller financing, franchise agreements, ground leases and other agreements. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of a sale will fail to occur for these or any other reasons.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.

Because commercial real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotels in response to changing economic, financial and investment conditions is limited. The real estate market, including our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any of our hotels on favorable terms. It may take a long time to find a willing purchaser and to close the sale of a hotel if we want to sell. Should we decide to sell a hotel during the term of that hotel’s management agreement, we may have to pay termination fees to the applicable management company, which payment could be substantial.

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

We may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties.

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

One of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations.

Our rights to use the underlying land at the Hilton San Diego Bayfront is based upon our interest under a long-term lease with an unaffiliated party. Pursuant to the lease terms, the lease expires in 2071, and we are required to pay all rent due and comply with all other lessee obligations. Payments under the ground lease increase at regular intervals by the applicable Consumer Price Index. The lease requires a reassessment of the rent payments due after 2025, agreed upon by both us and the lessor.

Any pledge of our interest in the ground lease requires the consent of the lessor. As a result, in the future, we may not be able to sell, assign, transfer or convey our lessee’s interest in the hotel absent the lessor’s consent even if the transaction may be in the best interest of our stockholders.

The lessor may require us, at the expiration or termination of the remaining ground lease, to surrender or remove any improvements, alterations or additions to the land at our own expense. The lease also generally requires us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof may exceed available insurance proceeds.

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

As of December 31, 2022, our third-party managers consisted of Four Seasons, Highgate, Hilton, Hyatt, IHR, Marriott, Montage, Sage and Singh. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement.

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

Most of our hotels operate under a brand owned by Marriott, Hilton, Hyatt, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

As of December 31, 2022, all but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under the following widely recognized lodging industry brands: Marriott, Hilton, Hyatt, Four Seasons and Montage. As a result, a significant concentration of our success is dependent in part on the success of these companies and their respective brands. Consequently, if market recognition or the positive perception of any of these companies is reduced or compromised, the goodwill associated with their respective brands on our hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

Our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels.

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

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a hotel management company. If claims are made against a management company, it may seek to pass those expenses through to us. Claims such as these, regardless of their merit, could harm the reputation of a hotel, or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

We have in the past and could in the future incur liabilities resulting from claims by hotel employees. While these claims are, for the most part, covered by insurance, some claims (such as claims for unpaid overtime wages) generally are not insured or insurable. These claims, regardless of their merit, could harm the reputation of a hotel, or cause us to incur losses which could harm our results of operations.

The hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue.

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns. We can provide no assurances that our cash flows will be sufficient to cover any shortfalls that occur as a result of these seasonal fluctuations. Seasonal fluctuations in revenue could adversely affect our business, financial conditions, results of operations and our ability to make distributions to our stockholders or to fund our debt service.

Changes in the debt and equity markets may adversely affect the value of our hotels.

In general, the value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rate volatility, including volatility due to the 2022 interest rate increases implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), could reduce our access to capital markets or increase the cost of funding our debt requirements. If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

Certain of our hotels have in the past become impaired and additional hotels may become impaired in the future.

We periodically review the fair value of each of our hotels for possible impairment. For example, in 2021, we recorded an impairment loss of $2.7 million due to Hurricane Ida-related damage at the Hilton New Orleans St. Charles. In the past, some of our hotels have had indicators of impairment related to deteriorating profitability or when a sold hotel’s fair value, less hotel sale costs, was lower than the hotel’s carrying value. In the future, additional hotels may become impaired, which may adversely affect our financial condition and results of operations.

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

Our hotel properties are also subject to the ADA. Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and the ability to make distributions to our stockholders could be harmed. In addition, we are required to operate our hotel properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

Corporate responsibility, specifically related to ESG factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows.

We are committed to ensuring ESG initiatives are part of our operating and investment strategies. Some investors may use ESG factors when making their investment decisions, and potential and current employees, business partners and vendors may consider these factors when considering relationships with us. In addition, potential hotel guests may consider ESG factors when deciding whether to stay at our hotels. Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies based upon ESG or “sustainability” metrics. The importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with said company to require improved ESG disclosure or performance. We may face reputational damage or additional costs in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than in previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors who may elect to invest with our peers instead, or potential guests may choose to stay at competitor hotels. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. In addition, as part of our corporate responsibility, we have adopted certain ESG goals, including greenhouse gas emissions reduction targets and other sustainability initiatives. If we cannot not meet these goals fully or on time, our reputation may be damaged.

Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans (“PIPs”) or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements.

Our franchisors and brand managers may require that we make renovations to certain of our hotels in connection with revisions to our franchise, management or operating lease agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages.

Because all but two of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our debt instruments.

As of December 31, 2022, all of our hotels except the Boston Park Plaza and the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with the following franchisors or hotel management companies: Marriott, Hilton, Hyatt, Four Seasons, and Montage. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our debt instruments. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

A portion of the space in many of our hotels is leased to third-party tenants for retail or restaurant purposes. At times, we hold security deposits in connection with each lease, which may be applied in the event that a tenant under a lease fails or is unable to make its rent payments. Should a tenant continually fail to make rent payments, we may be able to apply the tenant’s security deposit to recover a portion of the rents due; however, we may not be able to recover all rents due to us, which may harm our operating results. During 2022, 2021 and 2020, we entered into several rent abatement and rent deferral agreements with tenants at our hotels who were negatively affected by the temporary suspensions and reduced operations at our hotels due to the COVID-19 pandemic. If these tenants are unable to make their rent payments once their respective abatement and deferral periods have ended, it may harm our operating results. Additionally, the time and cost associated with re-leasing our retail space could negatively impact our operating results.

We rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business.

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

Risks Related to Our Debt and Financing

As of December 31, 2022, we had approximately $816.1 million of outstanding debt, and carrying such debt may restrict our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total $816.1 million debt outstanding as of December 31, 2022, approximately $532.1 million matures over the next five years ($220.0 million in 2023, $72.1 million in 2024, zero in 2025, $65.0 million in 2026 and $175.0 million in 2027). The $532.1 million in debt maturities due over the next five years does not include scheduled amortization payments of $2.1 million and $2.0 million in 2023 and 2024, respectively. We have no scheduled amortization payments currently due in 2025, 2026 and 2027; however, this may be subject to change if we refinance our existing debt or incur additional debt. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2022, we had $0.2 million in outstanding letters of credit.

We are subject to various financial covenants on our unsecured and secured debt. If we were to default on our debt in the future, we may be required to repay the debt or we may lose our property securing the debt, all of which would negatively affect our financial conditions and results of operations.

We are subject to various financial covenants on our unsecured and secured debt. Failure to meet any financial covenants on our unsecured debt without receiving a covenant waiver would adversely affect our financial conditions and results from operations and may raise doubt about our ability to continue as a going concern. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future.

As of December 31, 2022, our secured debt consists of a $220.0 million loan secured by the Hilton San Diego Bayfront and a $76.1 million loan secured by the JW Marriott New Orleans. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements as a REIT.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our existing debt agreements and other potential financings that we may incur or assume in the future may contain restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our business or our hotel properties, or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs or result in additional limitations.

Our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds generated by our hotels for other corporate purposes or to make distributions to our stockholders.

Our mortgage debt agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. These provisions were triggered for the loans secured by the JW Marriott New Orleans in January 2021 and the Hilton San Diego Bayfront in May 2021. In 2022, both loans reached debt service coverage levels that allowed them to exit their cash traps: the Hilton San Diego Bayfront loan in April 2022, and the JW Marriott New Orleans loan in October 2022. Should the cash trap provisions be triggered in the future, our ability to use funds for corporate purposes or to make distributions to our stockholders may again become limited.

Certain of our debt is subject to variable interest rates, which can create uncertainty in forecasting our interest expense and may negatively impact our operating results.

During 2022, the Federal Reserve implemented its policy to address inflation by significantly raising its benchmark federal funds rate which has led to increased interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate which will likely lead to higher interest rates in the credit markets. Such increases would adversely impact us due to our outstanding variable rate debt as well as result in higher interest rates on any new fixed rate debt. We have entered into interest rate caps and swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment, the fixed rates we can obtain with such replacement fixed rate cap and swap agreements or the fixed rate on new debt will also continue to increase. In addition, current volatility in the financial markets could affect our ability to access the capital markets at a time when we desire or need to, which could have an impact on our flexibility to pursue acquisition opportunities.

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

Risks Related to Our Status as a REIT

If we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation.

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

Even as a REIT, we may become subject to federal, state or local taxes on our income or property.

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

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

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

If the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

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

We may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis.

In the event that leases between us and the TRS Lessee are not held to have been made on an arm’s-length basis, we or the TRS Lessee could be subject to income taxes. In order for rents paid to us by the TRS Lessee to qualify as “rents from real property,” such rents may not be based on net income or profits. Our leases provide for a base rent plus a variable rent based on occupied rooms and departmental revenues rather than on net income or profits. If the IRS determines that the rents charged under our leases with the TRS Lessee are excessive, the deductibility thereof may be challenged, and to the extent rents exceed an arm’s-length amount, we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions.” While we believe that our rents and other transactions with the TRS Lessee are based on arm’s-length amounts and reflect normal business practices, there can be no assurance that the IRS would agree.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2022, our closing daily common stock price fluctuated from a low of $9.42 to a high of $12.68. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition, other factors that could affect the market price of our equity securities include the following:

●	the continuing impact of the COVID-19 pandemic on our hotel operations and future earnings;
●	inflation causing our hotel expenses to increase at higher rates than our hotel revenue;
●	a U.S. recession impacting the market for common equity generally;
●	actual or anticipated variations in our quarterly or annual results of operations;
●	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;
●	changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;
●	the trading volumes of our stock;

●	additional issuances or repurchases of our common stock or other securities, including the issuance or repurchase of our preferred stock;
●	the addition or departure of board members or senior management;
●	disputes with any of our lenders or managers or franchisors; and
●	announcements by us, our competitors or other industry participants of acquisitions, investments or strategic alliances.

Distributions to our common stockholders may vary.

Due to the COVID-19 pandemic, we suspended our common stock quarterly dividend beginning with the second quarter of 2020 to preserve liquidity. As hotel demand improved during 2021 and 2022, we reinstated our common stock quarterly dividend in the third quarter of 2022. Any future common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends on our common stock.

During the past three years, we paid quarterly cash dividends on our common stock as follows:

	2020	2021	2022	2023
January	$0.59	$0.00	$0.00	$0.05
April	$0.05	$0.00	$0.00
July	$0.00	$0.00	$0.00
October	$0.00	$0.00	$0.05

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

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. We have previously received private letter rulings from the IRS regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements. Since then, the IRS issued Revenue Procedure 2017-45, allowing REITs to limit the cash component of their dividends to not less than 20% if certain procedures are followed. More recently, the IRS issued Revenue Procedure 2021-53, temporarily reducing the cash component of a REIT’s dividends to not less than 10%. However, we have no assurance that the IRS will continue to provide such relief in the future; in which case, we may make cash/common stock distributions prior to receiving a private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

Shares of our common stock that are or become available for sale could affect the share price.

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved 3.75 million shares of our common stock for issuance under the Company’s 2022 Incentive Award Plan, and 3,731,191 shares remained available for future issuance as of December 31, 2022.

Our earnings and cash distributions may affect the market price of our common stock.

We believe that the market value of a REIT’s equity securities is based primarily on the value of the REIT’s owned real estate, capital structure, debt levels and perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings. Because our market value is based on a combination of factors, shares of our common stock may trade at prices that are higher or lower than the value per share of our underlying net assets. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of our common stock. Our failure to meet our expectations or the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

Provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of the Company and may serve to limit our stock price.

Provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance. These provisions include the following:

Aggregate Stock and Common Stock Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. The board of directors has granted waivers of the aggregate stock and common stock ownership limits to certain “look through entities” such as mutual or investment funds. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests. These restrictions will not apply if our board of directors determines that it no longer is in our best interests to continue to qualify as a REIT, or that compliance with the restrictions on transfer and ownership no longer is required for us to qualify as a REIT.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2022:

Hotel	City	State	Chain Scale Segment	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Four Seasons Resort Napa Valley	Calistoga	California	Luxury	Full Service	85	Four Seasons
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	IHR
Hilton San Diego Bayfront (1)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	415	Marriott
Montage Healdsburg	Healdsburg	California	Luxury	Full Service	130	Montage
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	Full Service	175	Singh
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
The Bidwell Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	258	Sage
The Confidante Miami Beach	Miami Beach	Florida	Upper Upscale	Full Service	339	Hyatt
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	547	Marriott

Total number of rooms					7,735
(1)	Subject to a ground or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space fronting Canal Street that is not integral to the hotel’s operations.

Item 3.	Legal Proceedings

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

As of February 8, 2023, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

After suspending the payment of dividends on our common stock in the second quarter of 2020 due to the COVID-19 pandemic, we reinstated our quarterly common stock dividend payments in the third quarter of 2022. Any future quarterly common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

In February 2021, the Company’s board of directors reauthorized the existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. During the three months ended December 31, 2022, the Company repurchased 2,249,764 shares of its common stock for a total purchase price of $21.8 million, including fees and commissions, leaving $391.8 million remaining under the stock repurchase program.

In February 2023, the Company’s board of directors reauthorized the existing stock repurchase program and restored the $500.0 million amount of aggregate common and preferred stock allowed to be repurchased under the program. The stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

Sales of Unregistered Securities

None.

Fourth Quarter 2022 Purchases of Equity Securities:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2022 — October 31, 2022	1,170,691	$9.67	1,170,691	$402,198,662
November 1, 2022 — November 30, 2022	37,011	$10.00	37,011	$401,828,597
December 1, 2022 — December 31, 2022	1,042,062	$9.66	1,042,062	$391,763,092
Total	2,249,764	$9.67	2,249,764	$391,763,092

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
Operating Data ($ in thousands):
REVENUES
Room	$576,170	$352,974	$169,522	$767,392	$799,369
Food and beverage	240,564	83,915	54,900	272,869	284,668
Other operating	95,319	72,261	43,484	74,906	75,016
Total revenues	912,053	509,150	267,906	1,115,167	1,159,053
OPERATING EXPENSES
Room	145,285	98,723	76,977	202,889	210,204
Food and beverage	174,146	79,807	63,140	186,436	193,486
Other operating	23,345	14,399	7,636	16,594	17,169
Advertising and promotion	46,979	31,156	23,741	54,369	55,523
Repairs and maintenance	36,801	33,898	27,084	41,619	43,111
Utilities	26,357	20,745	17,311	27,311	29,324
Franchise costs	15,839	11,354	7,060	32,265	35,423
Property tax, ground lease and insurance	68,979	64,139	76,848	83,265	82,414
Other property-level expenses	113,336	71,415	49,854	130,321	132,419
Corporate overhead	35,246	40,269	28,149	30,264	30,247
Depreciation and amortization	126,396	128,682	137,051	147,748	146,449
Impairment losses	3,466	2,685	146,944	24,713	1,394
Total operating expenses	816,175	597,272	661,795	977,794	977,163

Interest and other income (loss)	5,242	(343)	2,836	16,557	10,500
Interest expense	(32,005)	(30,898)	(53,307)	(54,223)	(47,690)
Gain on sale of assets	22,946	152,524	34,298	42,935	116,961
(Loss) gain on extinguishment of debt, net	(936)	(57)	6,146	—	(835)
Income (loss) before income taxes	91,125	33,104	(403,916)	142,642	260,826
Income tax (provision) benefit, net	(359)	(109)	(6,590)	151	(1,767)

NET INCOME (LOSS)	90,766	32,995	(410,506)	142,793	259,059
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,303	5,817	(7,060)	(8,614)
Preferred stock dividends and redemption charges	(14,247)	(20,638)	(12,830)	(12,830)	(12,830)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$73,042	$13,660	$(417,519)	$122,903	$237,615
Income (loss) from continuing operations attributable to common stockholders per diluted common share	$0.34	$0.06	$(1.93)	$0.54	$1.05
Distributions declared per common share	$0.10	$—	$0.05	$0.74	$0.69
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1) (2)	$2,840,928	$2,720,016	$2,461,498	$2,872,353	$3,030,998
Total assets (2)	$3,082,817	$3,041,049	$2,985,717	$3,918,974	$3,972,833
Total debt, net	$812,681	$609,435	$744,789	$971,063	$977,063
Total liabilities (2)	$997,856	$801,275	$896,338	$1,297,903	$1,261,662
Equity	$2,084,961	$2,239,774	$2,089,379	$2,621,071	$2,711,171
(1)	Does not include hotels which have been classified as held for sale.
(2)	Amounts have not been retrospectively adjusted to reflect the adoption of Accounting Standards Codification, “Leases (Topic 842)” on January 1, 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. A discussion and analysis of the year ended December 31, 2021 as compared to the year ended December 31, 2020 is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2022, we owned 15 hotels (the “15 Hotels”), all but two of which (the Boston Park Plaza and the Oceans Edge Resort & Marina) were operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

The following tables summarize our total portfolio and room data from January 1, 2021 through December 31, 2022:

	2022		2021
Portfolio Data—Hotels
Number of hotels—beginning of year	17		17
Add: Acquisitions	1	(1)	2
Less: Dispositions	(3)		(2)
Number of hotels—end of year	15		17

	2022		2021
Portfolio Data—Rooms
Number of rooms—beginning of year	8,544		9,017
Add: Acquisitions	339	(1)	215
Less: Dispositions	(1,148)		(688)
Number of rooms—end of year	7,735		8,544
Average rooms per hotel—end of year	516		503
(1)	Does not include the Company’s 2022 acquisition of the 25.0% noncontrolling partner’s ownership interest in the 1,190-room Hilton San Diego Bayfront as the hotel was already fully consolidated in the Company’s results and portfolio information.

COVID-19 Impact on our Business

In March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, which led to significant cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. As a result, we determined that it was in the best interest of our hotel employees and the communities in which our hotels operate to temporarily suspend operations at the majority our hotels, with the last hotel resuming operations in April 2021. COVID-19 and its variants have had and continue to have a detrimental effect on the hotel industry and our business. While operations have gradually improved since the onset of the pandemic, the Omicron variant in December 2021 led to a slowdown in demand recovery at our hotels. However, travel demand began to recover again in February 2022 as Omicron-related case counts subsided.

During 2022, corporate transient and group demand accelerated, reducing our reliance on leisure demand, which was the dominant source of business at many of our hotels during 2021. Leisure demand continued to be robust throughout most of 2022, but the greatest demand growth was at our urban and group-oriented hotels which experienced increased near-term booking activity, higher than expected attendance at group events and increased business transient demand. The amount of corporate business at our hotels continues to grow and we expect business travel to continue to increase. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and we continue to have limited visibility to predict future operations.

2022 Summary

Demand. Occupancy during 2022 and 2021 at the 12 hotels we owned during both years (the “Existing Portfolio”) was as follows:

	January	February	March	April	May	June	July	August	September	October	November	December
2022	37.9%	53.6%	67.9%	75.7%	73.4%	75.1%	74.7%	70.1%	72.7%	76.6%	68.8%	57.3%
2021	14.0%	24.5%	31.7%	42.0%	47.3%	50.7%	60.7%	50.6%	48.3%	55.6%	56.2%	54.8%

Acquisitions. In June 2022, we purchased the 339-room The Confidante Miami Beach for a contractual purchase price of $232.0 million. Also in June 2022, we purchased the 25.0% noncontrolling partner’s ownership interest in the Hilton San Diego Bayfront for a contractual purchase price of $102.0 million plus 25.0% of closing date working capital and cash and the effective assumption of the 25.0% noncontrolling partner’s share of the existing mortgage loan on the hotel, which was already consolidated in our financial statements. We paid a preliminary purchase price of $101.3 million on the closing date based on estimated working capital and cash amounts, with an additional true-up amount of $2.9 million recognized in the fourth quarter of 2022 based on actual working capital and cash amounts.

Dispositions. During 2022, we sold three hotels. In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile for gross proceeds of $67.5 million, excluding closing costs, and recorded a gain of $11.3 million. In March 2022, we sold the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for combined gross proceeds of $129.5 million, excluding closing costs, and recorded a combined gain of $11.6 million.

Significant Renovations. During 2022, our significant renovations primarily consisted of additional progress on the renovation of the Renaissance Washington DC in preparation for its conversion to the Westin brand in 2023, and the completion of the rooms renovation at the Hyatt Regency San Francisco.

Debt Transactions. In February 2022, we used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of our unsecured Series A Senior Notes and $10.0 million of our unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million, respectively, as of December 31, 2022.

In March 2022, we elected to early terminate the covenant relief period related to our unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 amendments to our unsecured debt agreements (the “Unsecured Debt Amendments”) for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following our early termination of the covenant relief period in March 2022, we are no longer subject to additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions.

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

In July 2022, we utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on our revolving credit facility. As of December 31, 2022, we had no amount outstanding on our credit facility, with $500.0 million of capacity available for borrowing under the facility.

In December 2022, we exercised our remaining one-year option to extend the maturity of the mortgage secured by the Hilton San Diego Bayfront to December 2023.

For more details on our 2022 debt transactions, see “Liquidity and Capital Resources” below.

Capital Transactions. During 2022, we repurchased 10,245,324 shares of our common stock under our stock repurchase program at an average purchase price of $10.56 per share. As of December 31, 2022, approximately $391.8 million of authorized capacity remains under our stock repurchase program.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements and FF&E, along with amortization on our finance lease right-of-use asset (prior to the related hotel’s sale in February 2022), franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels or our corporate headquarters on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects or any hurricane-related property damage.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, contingency payments related to sold hotels and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation (prior to the related hotel’s sale in February 2022), gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Loss on extinguishment of debt, net which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs, or gains related to the resolution of contingencies on extinguished debt;

●	Income tax provision, net which includes federal and state income taxes related to continuing operations charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	(Income) loss from consolidated joint venture attributable to noncontrolling interest, which includes net (income) loss attributable to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022; and

●	Preferred stock dividends and redemption charges, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (the “Series E preferred stock”) and Series F Cumulative Redeemable Preferred Stock (the “Series F preferred stock”) until their redemptions in June 2021 and August 2021, respectively, as well as dividends accrued on our Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (the “Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (the “Series I preferred stock”), along with any redemption charges on preferred stock redemptions made in excess of net carrying values.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the cash component of ground lease expense for any finance lease obligation that was included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects;

property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components prior to our acquisition of the noncontrolling partner’s interest in June 2022; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives and any finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance and management transition costs; debt resolution costs; preferred stock redemption charges; the noncontrolling partner’s pro rata share of any Adjusted FFO components prior to our acquisition of the noncontrolling partner’s interest in June 2022; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulty, including those caused by pandemics and inflation, business and leisure travelers may reduce costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as international pandemic-related travel restrictions are lifted; whereas operating results at our hotels in gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb affects the ability of existing hotels to generate growth in RevPAR and profits. We believe that both new full-service hotel construction and new hotel openings will be delayed in the near-term due to several factors, including COVID-19’s effect on the economy, increased borrowing costs and increased materials and construction costs.

●	Revenues and Expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2022 and 2021, including the amount and percentage change in the results between the two periods.

	2022	2021	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$576,170	$352,974	$223,196	63.2%
Food and beverage	240,564	83,915	156,649	186.7%
Other operating	95,319	72,261	23,058	31.9%
Total revenues	912,053	509,150	402,903	79.1%
OPERATING EXPENSES
Hotel operating	537,731	354,221	183,510	51.8%
Other property-level expenses	113,336	71,415	41,921	58.7%
Corporate overhead	35,246	40,269	(5,023)	(12.5)%
Depreciation and amortization	126,396	128,682	(2,286)	(1.8)%
Impairment losses	3,466	2,685	781	29.1%
Total operating expenses	816,175	597,272	218,903	36.7%

Interest and other income (loss)	5,242	(343)	5,585	1,628.3%
Interest expense	(32,005)	(30,898)	(1,107)	(3.6)%
Gain on sale of assets	22,946	152,524	(129,578)	(85.0)%
Loss on extinguishment of debt, net	(936)	(57)	(879)	(1,542.1)%
Income before income taxes	91,125	33,104	58,021	175.3%
Income tax provision, net	(359)	(109)	(250)	(229.4)%
NET INCOME	90,766	32,995	57,771	175.1%
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,303	(4,780)	(366.8)%
Preferred stock dividends and redemption charges	(14,247)	(20,638)	6,391	31.0%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$73,042	$13,660	$59,382	434.7%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Our operations have been and continue to be affected by COVID-19 and its variants. Since our portfolio’s pandemic-induced occupancy low point in April 2020, our hotels have generated RevPAR improvements driven by demand growth and continued rate strength across our portfolio. Consequently, the results of our operations in 2022 are not comparable to 2021.
●	Hotel Acquisitions: In April 2021, December 2021 and June 2022, we purchased the Montage Healdsburg, the Four Seasons Resort Napa Valley and The Confidante Miami Beach (the “Three Recently Acquired Hotels”), respectively, resulting in increased revenues, operating expenses and depreciation expense in 2022 as compared to 2021.
●	Hotel Dispositions: In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile, and in March 2022 we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, in October 2021 and December 2021, we sold the Renaissance Westchester and the Embassy Suites La Jolla, respectively. As a result of these five hotel dispositions (the “Five Disposed Hotels”), our revenues, operating expenses and depreciation expense in 2022 are not comparable to 2021.

Room Revenue. Room revenue increased $223.2 million, or 63.2%, in 2022 as compared to 2021 as follows:

●	Room revenue at the Existing Portfolio increased $219.9 million. Occupancy increased 2,220 basis points and the average daily room rate increased 18.1%, resulting in a 76.6% increase in RevPAR:

	2022			2021			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	67.0%	$288.41	$193.23	44.8%	$244.17	$109.39	2,220	bps	18.1%	76.6%

Three Recently Acquired Hotels	57.9%	$758.45	$439.14	N/A	N/A	N/A	N/A		N/A	N/A

●	The Three Recently Acquired Hotels caused room revenue to increase by $41.7 million.
●	The Five Disposed Hotels caused room revenue to decrease by $38.4 million.

Food and Beverage Revenue. Food and beverage revenue increased $156.6 million, or 186.7%, in 2022 as compared to 2021 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $138.2 million.
●	The Three Recently Acquired Hotels caused food and beverage revenue to increase by $21.2 million.
●	The Five Disposed Hotels caused food and beverage revenue to decrease by $2.8 million.

Other Operating Revenue. Other operating revenue increased $23.1 million, or 31.9%, in 2022 as compared to 2021 as follows:

●	Other operating revenue at the Existing Portfolio increased $19.6 million, which includes a total of $11.0 million in business interruption proceeds recognized in 2022, $1.0 million in the first quarter of 2022 related to Hurricane Ida disruption in 2021 at the Hilton New Orleans St. Charles and $10.0 million in the fourth quarter of 2022 related to COVID-19 disruption at our hotels. In addition, other operating revenue at the Existing Portfolio increased due to increases in internet, parking, retail, facility and resort fees, spa, marina, cancellation fees, tenant rent and contract commissions. These increases were partially offset by a $10.2 million reimbursement in 2021 to offset net losses at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement, with no corresponding reimbursement recognized in 2022.
●	The Three Recently Acquired Hotels caused other operating revenue to increase by $8.4 million.
●	The Five Disposed Hotels caused other operating revenue to decrease by $4.9 million.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $183.5 million, or 51.8%, in 2022 as compared to 2021 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $172.3 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas, and while our hotels were not significantly impacted by Hurricane Ian in late September 2022, related restoration expenses recognized at two of our Florida hotels totaled $0.3 million in the fourth quarter of 2022. Partially offsetting these increased expenses, Hurricane Ida-related restoration expenses at our New Orleans hotels totaled $1.6 million in 2022 as compared to $4.2 million in 2021.
●	The Three Recently Acquired Hotels caused hotel operating expenses to increase by $54.6 million.
●	The Five Disposed Hotels caused hotel operating expenses to decrease by $43.4 million.

Other Property-Level Expenses. Other property-level expenses increased $41.9 million, or 58.7%, in 2022 as compared to 2021 as follows:

●	Other property-level expenses at the Existing Portfolio increased $37.0 million, including a $15.6 million increase in management fees related to the increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, contract and professional fees, credit card commissions, dues and subscriptions, employee recruiting and training expenses, licenses and permits, supply expenses and travel expenses.
●	The Three Recently Acquired Hotels caused other property-level expenses to increase by $11.7 million.
●	The Five Disposed Hotels caused other property-level expenses to decrease by $6.8 million.

Corporate Overhead Expense. Corporate overhead expense decreased $5.0 million, or 12.5%, during 2022 as compared to 2021, primarily due to decreased payroll expenses, deferred stock amortization expense and board of director expenses related to chief executive officer transition costs recognized in 2021. In addition, deferred stock compensation decreased due to the 2021 retirement of our former chief operating officer. These decreased expenses were partially offset by increased due diligence expenses, professional fees, travel expenses and expenses related to financing no longer being pursued.

In the fourth quarter of 2022, we determined we could reduce our future operating expenses by relocating our corporate headquarters to decrease the amount of space we occupy and to secure a lower rental cost per square foot. As such, we executed a sublease agreement with an unaffiliated party for the remainder of the original ten-year lease term and relocated our headquarters in January 2023. We estimate that the expected income generated under the sublease, combined with the decreased rent expense on our new corporate headquarters and the impairment taken in 2022 on our office operating lease right-of-use asset, will reduce corporate overhead expense by approximately $1.1 million per year until the original lease terminates in August 2028.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.3 million, or 1.8%, in 2022 as compared to 2021 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $0.7 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Three Recently Acquired Hotels caused depreciation and amortization to increase by $10.3 million.
●	The Five Disposed Hotels resulted in a decrease in depreciation and amortization of $13.3 million.

Impairment Losses. Impairment losses totaled $3.5 million in 2022 and $2.7 million in 2021. In 2022, in connection with an initiative to reduce future operating expenses, we recorded a noncash impairment loss of $3.5 million related to the relocation of our corporate headquarters. The $3.5 million consisted of a $1.4 million write-down of tenant improvements, net at our former corporate headquarters and a $2.1 million write-down of the related office operating lease right-of-use asset, net.

In 2021, we recorded an impairment loss of $2.7 million on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel.

Interest and Other Income (Loss). Interest and other income (loss) totaled income of $5.2 million in 2022 as compared to a loss of $0.3 million in 2021. In 2022, we recognized $4.4 million in insurance proceeds for Hurricane Ida-related property damage at our New Orleans hotels and $0.8 million in interest income.

During 2021, we accrued a post-closing contingency of $0.4 million to the current owner of a hotel we sold in 2018, and we recognized $0.1 million in interest income.

Interest Expense. We incurred interest expense as follows (in thousands):

	2022	2021
Interest expense on debt and finance lease obligation	$31,713	$31,378
Noncash interest on derivatives, net	(2,194)	(3,405)
Amortization of deferred financing costs	2,486	2,925
Total interest expense	$32,005	$30,898

Interest expense increased $1.1 million, or 3.6%, in 2022 as compared to 2021 as follows:

Interest expense on our debt and finance lease obligation increased $0.3 million in 2022 as compared to 2021 primarily due to our second quarter 2022 draws on our credit facility and the additional amounts borrowed under our term loans in July 2022, as well as increased interest on our variable rate debt. These increases were partially offset by decreased interest due to our 2022 and 2021 debt transactions, including our partial repayments of the senior notes and term loans in February 2022 and December 2021, respectively, and the assignment of the loan secured by the Embassy Suites La Jolla to the hotel’s buyer in December 2021. In addition, interest expense on our finance lease obligation decreased due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $1.2 million in 2022 as compared to 2021.

The amortization of deferred financing costs caused interest expense to decrease $0.4 million in 2022 as compared to 2021.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 5.04% and 3.7% at December 31, 2022 and 2021, respectively. Approximately 42.4% and 64.0% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at December 31, 2022 and 2021, respectively.

Gain on Sale of Assets. Gain on sale of assets totaled $22.9 million and $152.5 million in 2022 and 2021, respectively. In 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown Magnificent Mile.

In 2021, we recognized a $3.7 million gain on the sale of the Renaissance Westchester and a $148.8 million gain on the sale of the Embassy Suites La Jolla.

Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net totaled $0.9 million and $0.1 million in 2022 and 2021, respectively. During 2022, we recognized a loss of $1.0 million related to lender fees and the accelerated amortization of deferred financing costs associated with our July 2022 Amended Credit Agreement and the February 2022 repayments of a portion of our senior notes. In addition, we recognized a $0.1 million gain associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

During 2021, we recognized a loss of $0.4 million related to the accelerated amortization of deferred financing costs associated with the repayments of a portion of our term loans and the assignment of the mortgage secured by the Embassy Suites La Jolla to the hotel’s buyer. In addition, we recognized a gain of $0.3 million associated with the assignment of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.

Income Tax Provision, Net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In 2022, we recognized a net current income tax provision of $0.4 million, resulting from $0.8 million in current state income tax expense, partially offset by a state tax credit of $0.4 million associated with solar improvements at the Wailea Beach Resort.

In 2021, we recognized a net current income tax provision of $0.1 million, resulting from current state income tax expense.

(Income) loss from Consolidated Joint Venture Attributable to Noncontrolling Interest. (Income) loss from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, totaled income of $3.5 million and a loss of $1.3 million in 2022 and 2021, respectively.

In June 2022, we acquired the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, resulting in our 100% ownership of the hotel.

Preferred Stock Dividends and Redemption Charges. Preferred stock dividends and redemption charges decreased $6.4 million, or 31.0%, in 2022 as compared to 2021 due to the redemptions of our Series E preferred stock and Series F preferred stock, partially offset by the issuances of our Series G preferred stock, Series H preferred stock and Series I preferred stock.

Preferred stock dividends and redemption charges were incurred as follows (in thousands):

	2022	2021
Series E preferred stock	$—	$7,568	(1)
Series F preferred stock	—	5,593	(1)
Series G preferred stock	1,503	619
Series H preferred stock	7,044	4,246
Series I preferred stock	5,700	2,612
	$14,247	$20,638
(1)	Includes redemption charges of $4.0 million and $2.6 million related to the original issuance costs of the Series E preferred stock and Series F preferred stock, respectively, which were previously included in additional paid in capital.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre, excluding noncontrolling interest; FFO attributable to common stockholders; Adjusted FFO attributable to common stockholders; and Existing Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income (loss), cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Existing Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of contract intangibles. We also believe that our use of Existing Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by acquisitions and dispositions. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile (prior to the hotel’s sale in February 2022). We determined that the building lease is a finance lease, and, therefore, we included a portion of the lease payment each month in interest expense. We adjust EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Acquisition costs: under GAAP, costs associated with acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership prior to our acquisition of the noncontrolling partner’s interest in June 2022, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other non-recurring identified adjustments.

The following table reconciles our net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net income	$90,766	$32,995
Operations held for investment:
Depreciation and amortization	126,396	128,682
Interest expense	32,005	30,898
Income tax provision, net	359	109
Gain on sale of assets	(22,946)	(152,442)
Impairment losses - depreciable assets	1,379	2,685
EBITDAre	227,959	42,927

Operations held for investment:
Amortization of deferred stock compensation	10,891	12,788
Amortization of right-of-use assets and obligations	(1,409)	(1,344)
Amortization of contract intangibles, net	(61)	—
Finance lease obligation interest - cash ground rent	(117)	(1,404)
Loss on extinguishment of debt, net	936	57
Prior year property tax adjustments, net	—	(1,384)
Hurricane-related (insurance restoration proceeds) losses, net	(2,755)	4,233
Property-level severance	729	4,278
Lawsuit settlement cost	—	712
Costs associated with financing no longer pursued	697	—
CEO transition costs	—	8,791
Impairment loss - right-of-use asset	2,087	—
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,303
Depreciation and amortization	(1,456)	(3,198)
Interest expense	(374)	(661)
Amortization of right-of-use asset and obligation	132	290
Lawsuit settlement cost	—	(178)
Adjustments to EBITDAre, net	5,823	24,283
Adjusted EBITDAre, excluding noncontrolling interest	$233,782	$67,210

Adjusted EBITDAre, excluding noncontrolling interest increased $166.6 million, or 247.8%, in 2022 as compared to 2021 primarily due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $167.1 million, or 230.2%, in 2022 as compared to 2021, primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for 2022.
●	The Three Recently Acquired Hotels recorded Adjusted EBITDAre of $13.0 million in 2022. The Montage Healdsburg and the Four Seasons Resort Napa Valley, acquired in April 2021 and December 2021, respectively, recorded combined Adjusted EBITDAre of $7.8 million in 2021.
●	The Five Disposed Hotels recorded net negative Adjusted EBITDAre of $2.2 million in 2022 as compared to net negative Adjusted EBITDAre of $2.0 million in 2021.

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

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net income	$90,766	$32,995
Preferred stock dividends and redemption charges	(14,247)	(20,638)
Operations held for investment:
Real estate depreciation and amortization	124,819	126,182
Gain on sale of assets	(22,946)	(152,442)
Impairment losses - hotel properties	—	2,685
Noncontrolling interest:
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,303
Real estate depreciation and amortization	(1,456)	(3,198)
FFO attributable to common stockholders	173,459	(13,113)

Operations held for investment:
Amortization of deferred stock compensation (1)	10,891	12,788
Real estate amortization of right-of-use assets and obligations	(1,155)	336
Amortization of contract intangibles, net	422	—
Noncash interest on derivatives, net	(2,194)	(3,405)
Loss on extinguishment of debt, net	936	57
Prior year property tax adjustments, net	—	(1,384)
Hurricane-related (insurance restoration proceeds) losses, net	(2,755)	4,233
Property-level severance	729	4,278
Lawsuit settlement cost	—	712
Costs associated with financing no longer pursued	697	—
CEO transition costs	—	8,791
Impairment losses - right-of-use and depreciable assets	3,466	—
Preferred stock redemption charges	—	6,640
Noncontrolling interest:
Real estate amortization of right-of-use asset and obligation	132	290
Lawsuit settlement cost	—	(178)
Noncash interest on derivatives, net	—	(19)
Adjustments to FFO attributable to common stockholders, net	11,169	33,139
Adjusted FFO attributable to common stockholders	$184,628	$20,026

(1)	Amortization of deferred stock compensation has been added to the adjustments to FFO attributable to common stockholders, net for 2021 to conform to the current year’s presentation.

Adjusted FFO attributable to common stockholders increased $164.6 million, or 821.9%, in 2022 as compared to 2021 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility and term loans, issuances of both common and preferred stock, business interruption and property insurance and contributions from our former joint venture partner. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, including funding the negative cash flow at our hotels, repurchases of our common stock, redemptions of our preferred stock, repayments of notes payable and our credit facility, dividends and distributions on our preferred and common stock and distributions to our former joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $209.4 million in 2022 as compared to $28.4 million in 2021. The net increase in cash provided by operating activities in 2022 as compared to 2021 was primarily due to the increase in travel demand benefiting our hotels and additional operating cash provided by the Three Recently Acquired Hotels, partially offset by a decrease in operating cash caused by the Five Disposed Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities in 2022 and 2021 was as follows (in thousands):

	2022	2021
Proceeds from sales of assets	$191,291	$183,553
Disposition deposit	—	4,000
Acquisitions of hotel properties and other assets	(232,506)	(363,498)
Proceeds from property insurance	4,369	—
Renovations and additions to hotel properties and other assets	(128,576)	(63,663)
Payment for interest rate derivative	(299)	(80)
Net cash used in investing activities	$(165,721)	$(239,688)

In 2022, we received total proceeds of $191.3 million from the sales of three hotels, consisting of $63.2 million for the Hyatt Centric Chicago Magnificent Mile (having already received a $4.0 million deposit in December 2021) and $128.1 million for the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, we received insurance proceeds of $4.4 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were offset by $232.5 million paid to acquire hotel properties and other assets, consisting of $232.0 million for The Confidante Miami Beach, including closing costs and prorations, and $0.5 million to acquire additional wet and dry boat slips at the Oceans Edge Resort & Marina. In addition, we invested $128.6 million for renovations and additions to our portfolio and other assets and paid $0.3 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

In 2021, we received total proceeds of $183.6 million from the sales of two hotels, consisting of $17.1 million for the Renaissance Westchester and $166.5 million for the Embassy Suites La Jolla. In addition, we received a deposit of $4.0 million from the buyer of the Hyatt Centric Chicago Magnificent Mile, which we sold in February 2022. These cash inflows were offset as we paid a total of $363.5 million to acquire two hotels and other assets, consisting of $195.6 million for the Montage Healdsburg, $167.7 million for the Four Seasons Resort Napa Valley, and $0.1 million for additional dry boat slips at the Oceans Edge Resort & Marina. We also invested $63.7 million for renovations and additions to our portfolio and other assets and paid $0.1 million for an interest rate cap derivative on debt secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2022 and 2021 was as follows (in thousands):

	2022	2021
Acquisition of noncontrolling interest, including transaction costs	$(104,261)	$—
Proceeds from preferred stock offerings	—	215,000
Payment of preferred stock offering costs	—	(7,287)
Redemptions of preferred stock	—	(190,000)
Proceeds from common stock offerings	—	38,443
Payment of common stock offering costs	(91)	(784)
Repurchases of outstanding common stock	(108,442)	—
Repurchases of common stock for employee tax obligations	(3,351)	(4,877)
Proceeds from credit facility	230,000	110,000
Payments on credit facility	(230,000)	(110,000)
Proceeds from notes payable	243,615	—
Payments on notes payable	(38,916)	(79,884)
Payments of deferred financing costs	(7,404)	(397)
Dividends and distributions paid	(24,824)	(13,693)
Distribution to noncontrolling interest	(5,500)	—
Contributions from noncontrolling interest	—	1,375
Net cash used in financing activities	$(49,174)	$(42,104)

During 2022, we paid $104.3 million to acquire the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront, $108.4 million to repurchase 10,245,324 shares of our outstanding common stock and $0.1 million in common stock offering costs related to restricted common stock issued to employees. We also paid $3.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $24.8 million in dividends and distributions to our preferred and common stockholders and $5.5 million in distributions to our former joint venture partner. In July 2022, we entered into the Amended Credit Agreement and received $243.6 million in proceeds associated with additional borrowing on our two term loans. We utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million we drew on our credit facility in the second quarter of 2022. In addition, we paid $38.9 million in principal payments on our notes payable, including $35.0 million to repay a portion of our senior notes, $2.0 million in scheduled principal payments on our notes payable and $1.9 million in principal payments associated with our Amended Credit Agreement, and we paid $7.4 million in deferred financing costs related to the Amended Credit Agreement.

During 2021, we received total gross proceeds of $215.0 million on our preferred stock offerings, including $115.0 million from the issuance of 4,600,000 shares of our Series H preferred stock and $100.0 million from the issuance of 4,000,000 shares of our Series I preferred stock, and we paid a total of $7.3 million in offering costs on our Series G preferred stock, Series H preferred stock and Series I preferred stock. We used $190.0 million of the proceeds received from our preferred stock offerings to redeem in full all 4,600,000 shares of our Series E preferred stock and all 3,000,000 shares of our Series F preferred stock. In addition, we received gross proceeds of $38.4 million from the issuance of 2,913,682 shares of our common stock under our ATM Program and paid $0.8 million in related offering costs. We also drew $110.0 million from our credit facility and received a $1.4 million contribution from our joint venture partner. These net cash inflows were offset as we paid the following: $4.9 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees; $110.0 million to repay all amounts outstanding on our credit facility; $79.9 million in principal payments on our notes payable, including $76.7 million to repay a portion of our term loans and $3.2 million in scheduled principal payments on our notes payable; $0.4 million in deferred financing costs related to the amendments on our unsecured debt; and $13.7 million in dividends to our preferred stockholders.

Future. While operations have improved in 2022 as compared to 2021, certain of our hotels continue to operate below pre-pandemic levels. The future operational and financial impact of the COVID-19 pandemic is difficult to predict; however, we believe our hotel operations will continue to normalize in 2023, absent the outbreak of a new critical variant.

The recent increases in inflation and interest rates have had and we expect will continue to have a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. The ability of our hotel operators to adjust rates has mitigated the impact of increased operating costs on our financial position and results of operations. However, the increases in interest rates will negatively affect our variable rate debt, resulting in increased interest payments in 2023.

Despite these challenges, we believe that we have sufficient liquidity, as well as access to our credit facility and capital markets, to withstand any potential declines in our operating cash flow. However, we cannot assure you that our forecast or the assumptions we used to estimate our liquidity requirements will be correct.

We expect our primary sources of cash will continue to be our working capital, credit facility, dispositions of hotel properties and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed. As a result of the impact the COVID-19 pandemic has had on our business, along with rising inflation rates, interest rates and a possible recession in 2023, certain sources of capital may not be as readily available to us as they have in the past or may come at higher costs.

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

In the third quarter of 2022, our board of directors reinstated our quarterly common stock dividends, declaring cash dividends of $0.05 per common share in both the third and fourth quarters of 2022. Any future common stock dividends will be determined by our board of directors after considering our obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business.

Cash Balance. As of December 31, 2022, our unrestricted cash balance was $101.2 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans, and in May 2021 for the loan secured by the Hilton San Diego Bayfront. In April 2022 and October 2022, the Hilton San Diego Bayfront and the JW Marriott New Orleans, respectively, reached profitability levels that terminated the cash traps.

Debt. As of December 31, 2022, we had $816.1 million of debt, $157.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants. In December 2023, the $220.0 million loan secured by the Hilton San Diego Bayfront will mature. We expect to refinance a portion or all of the $220.0 million outstanding balance prior to the maturity date.

In February 2022, we used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of our unsecured Series A Senior Notes and $10.0 million of our unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million on our Series A Senior Notes and Series B Senior Notes, respectively, as of December 31, 2022.

In March 2022, we elected to early terminate the covenant relief period related to our unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 Unsecured Debt Amendments for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following our early termination of the covenant relief period in March 2022, we are no longer subject to additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions that were imposed as part of the Unsecured Debt Amendments.

In May 2022 and June 2022, we drew $140.0 million and $90.0 million, respectively, under our credit facility to acquire The Confidante Miami Beach and the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront.

In July 2022, we entered into the Amended Credit Agreement which expanded our unsecured borrowing capacity and extended the maturity of the in-place term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increased the aggregate amount of our two term loans from $108.3 million to $350.0 million. The facilities bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.25% over the applicable adjusted term SOFR. The $500.0 million revolving credit facility has two six-month extension options, which would result in an extended maturity of July 2027. The two term loan facilities each have a balance of $175.0 million and mature in July 2027 and January 2028. We utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on our revolving credit facility. As of December 31, 2022, we have no amount outstanding under the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

As of December 31, 2022, 42.4% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, a portion of our unsecured corporate-level Term Loan 2 and two unsecured corporate-level senior notes. The Company’s floating rate debt includes the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap derivative that caps the underlying floating rate interest benchmark at 6.0% until December 2023, our $175.0 million unsecured corporate-level Term Loan 1, which was subject to an interest rate swap derivative until the derivative matured in September 2022, and a portion of our $175.0 million unsecured corporate-level Term Loan 2.

We may in the future seek to obtain mortgages on one or more of our 13 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of December 31, 2022. Our 13 unencumbered hotels include: Boston Park Plaza; Four Seasons Resort Napa Valley; Hilton New Orleans St. Charles; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; The Confidante Miami Beach; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2022 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$816,136	$222,086	$74,050	$240,000	$280,000
Interest obligations on notes payable (1)	159,240	45,066	61,597	48,558	4,019
Operating lease obligations, including imputed interest (2) (3)	21,408	5,432	11,637	1,825	2,514
Construction commitments	57,551	57,551	—	—	—
Total	$1,054,335	$330,135	$147,284	$290,383	$286,533

(1)	Interest is calculated based on the loan balances and variable rates, as applicable, at December 31, 2022, and includes the effect of our interest rate derivatives.
(2)	Operating lease obligations include the lease on our new corporate headquarters and the sublease on our previous corporate headquarters, both of which were entered into during the fourth quarter of 2022; however, both we and our sublessee had no rights to occupy our respective spaces until January 2023.
(3)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain all of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $128.6 million in our portfolio and other assets during 2022 and $63.7 million in 2021. As of December 31, 2022, we have contractual construction commitments totaling $57.6 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 2.0% and 5.0% of the respective hotel’s applicable annual revenue. As of December 31, 2022, our balance sheet includes restricted cash of $41.1 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West, New Orleans and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, both the second and third quarters are strong for the California counties of Napa and Sonoma and the fourth quarter is strong for Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, including the COVID-19 pandemic, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism. Revenues for the Existing Portfolio by quarter for 2019 is provided in the table below (dollars in thousands), which information indicates the consistent seasonality of our results. While 2022 and 2021 revenues for the Existing Portfolio are not comparable to 2019 due to the COVID-19 pandemic and temporary suspension of operations at certain hotels, the information is presented in the table below for illustrative purposes.

	First	Second	Third	Fourth
Revenues:	Quarter	Quarter	Quarter	Quarter	Total
2019
Total revenues	$257,680	$302,896	$281,639	$272,952	$1,115,167
Sold hotel revenues (1)	(50,273)	(74,600)	(71,301)	(65,223)	(261,397)
Non-hotel revenues (2)	(23)	(25)	(22)	(22)	(92)
Existing Portfolio revenues (3)	$207,384	$228,271	$210,316	$207,707	$853,678
Quarterly Existing Portfolio revenues as a percentage of total annual revenues	24.3%	26.7%	24.6%	24.4%	100%

2021
Total revenues	$50,633	$117,210	$167,421	$173,886	$509,150
Non-comparable hotel revenues (4)	—	(10,052)	(15,381)	(17,088)	(42,521)
Sold hotel revenues (1)	(3,978)	(9,920)	(19,607)	(15,884)	(49,389)
Non-hotel revenues (2)	(4,063)	(3,092)	(1,684)	(1,483)	(10,322)
Existing Portfolio revenues (3)	$42,592	$94,146	$130,749	$139,431	$406,918
Quarterly Existing Portfolio revenues as a percentage of total annual revenues	10.5%	23.1%	32.1%	34.3%	100%

2022
Total revenues	$172,315	$251,280	$244,314	$244,144	$912,053
Non-comparable hotel revenues (4)	(17,734)	(30,955)	(32,266)	(32,906)	(113,861)
Sold hotel revenues (1)	(3,234)	—	—	—	(3,234)
Non-hotel revenues (2)	(1,638)	1,600	(19)	(18)	(75)
Existing Portfolio revenues (3)	$149,709	$221,925	$212,029	$211,220	$794,883
Quarterly Existing Portfolio revenues as a percentage of total annual revenues	18.8%	27.9%	26.7%	26.6%	100%

(1)	Sold hotel revenues include those generated by the following: the Courtyard by Marriott Los Angeles, sold in October 2019; the Renaissance Harborplace and Renaissance Los Angeles Airport, sold in July 2020 and December 2020, respectively, as well as the Hilton Times Square, assigned to the hotel’s mortgage holder in December 2020; the Renaissance Westchester and Embassy Suites La Jolla, sold in October 2021 and December 2021, respectively; and the Hyatt Centric Chicago Magnificent Mile sold in February 2022, along with the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile both sold in March 2022.
(2)	Non-hotel revenues include the amortization of contract intangibles recorded in conjunction with our hotel acquisitions. Non-hotel revenues for the first, second, third and fourth quarters of 2021 include reimbursements to offset net losses of $4.0 million, $3.1 million, $1.7 million and $1.4 million, respectively, at the Hyatt Regency San Francisco as stipulated by the hotel’s operating lease agreement. Non-hotel revenues for the first quarter of 2022 includes a reimbursement to offset a net loss of $1.6 million, which was reversed in the second quarter of 2022.
(3)	Existing Portfolio revenues include those generated by the same 12 hotels we owned during all periods presented.
(4)	Non-comparable hotel revenues include those generated by the Montage Healdsburg, Four Seasons Resort Napa Valley and The Confidante Miami Beach, acquired in April 2021, December 2021 and June 2022, respectively.

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our hotel expenses may increase at higher rates than hotel revenue.

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

●	Impairment of investments in hotel properties. Impairment losses are recorded on investments in hotel properties to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. We evaluate our investments in hotel properties to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. The Company considers indicators of impairment such as, but not limited to, hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositioning, physical damage to the property due to unforeseen events such as natural disasters, and an estimate or belief that the fair value is less than the net book value. The Company performs an analysis to determine the recoverability of the hotel by comparing the future undiscounted cash flows expected to be generated by the hotel to the hotel’s carrying amount.

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. We perform a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. Our judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, net operating income and margins, as well as specific market and economic conditions.

●	Acquisition related assets and liabilities. The acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. If the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the transaction is an asset acquisition. Transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead on our consolidated statements of operations. Also, given the subjectivity, business combinations are provided a one-year measurement period to adjust the provisional amounts recognized if the necessary information is not available by the end of the reporting period in which the acquisition occurs; whereas asset acquisitions are not subject to a measurement period.

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

As of December 31, 2022, 69.4% of our debt obligations are fixed in nature or are subject to an interest rate cap agreement, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.4 million based on the variable rates at December 31, 2022.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 55, on the effectiveness of our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2022:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average	Incentive Plan
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding awards	outstanding awards	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2022 Incentive Award Plan			3,731,191

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

3.2.1	Third Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of February 9, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on February 10, 2023).

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

4.5	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.5 to Form 10-K, filed by the Company on February 23, 2022).

4.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

4.7	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

4.8	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on July 15, 2021).

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

10.8	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Form 10-K, filed by the Company on February 19, 2015). #

10.9	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.8 to Form 10-K, filed by the Company on February 19, 2015). #

10.10	Form of Performance-Vesting Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 11, 2022). #

10.11	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Transition 2022) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 11, 2022). #

10.12	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Promotion) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 7, 2022). #

10.13	2022 Incentive Award Plan of Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 28, 2022). #

10.14	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2012). #

10.15

2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended and restated effective November 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 4, 2019). #

10.16	Sunstone Hotel Investors, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2021). #

10.17	Form of Retention Letter with Named Executive Officers (incorporated by reference to Exhibit 10.1, filed by the Company on September 13, 2021). #

10.18

Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 8, 2022). #

10.19

Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert C. Springer (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 8, 2022). #

10.20

Fifth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on November 8, 2022). #

10.21

Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Christopher Ostapovicz (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on November 8, 2022). #

10.22

Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Aaron Reyes (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on November 8, 2022). #

10.23

Amended and Restated Employment Agreement, dated March 31, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on May 5, 2021). #

10.24

Transition and Separation Agreement, dated March 2, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by the Company on May 5, 2021). #

10.25

Form of Employment Agreement by and between Sunstone Hotel Investors, Inc. and Douglas M. Pasquale (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 13, 2021). #

10.26	Form of Letter Agreement with Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 1, 2021). #

10.27

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 6, 2011).

10.27.1

Second Amendment to Loan Agreement, dated as of August 8, 2014, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, MUFG Union Bank, N.A. as Agent for the Lenders, and MUFG Union Bank, N.A., Compass Bank and CIBC Inc. as Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 4, 2014).

10.28

Credit Agreement, dated April 2, 2015, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, Wells Fargo Bank, National Association, Bank of America, N.A., JPMORGAN Chase Bank, N.A. and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 2, 2015).

10.28.1

Term Loan Supplement Agreement, dated September 3, 2015, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 3, 2015).

10.28.2

Amended and Restated Credit Agreement, dated October 17, 2018, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2018).

10.28.3

First Amendment to Amended and Restated Credit Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 17, 2020).

10.28.4

Second Amendment to Amended and Restated Credit Agreement, dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on December 23, 2020).

10.28.5

Third Amendment to Amended and Restated Credit Agreement, dated July 2, 2021 by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 Form 8-K, filed by the Company on July 8, 2021).

10.28.6

Fourth Amendment to Amended and Restated Credit Agreement, dated November 22, 2021 by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 Form 8-K, filed by the Company on November 26, 2021).

10.28.7

Second Amended and Restated Credit Agreement, dated July 25, 2022, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 27, 2022).

10.29

Note and Guarantee Agreement, dated December 20, 2016, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (incorporated by reference to Exhibit 10.20 to Form 10-K, filed by the Company on February 23, 2017).

10.30

First Amendment to Note and Guarantee Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 17, 2020).

10.30.1

Second Amendment to Note and Guarantee Agreement, dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on December 23, 2020).

10.30.2

Third Amendment to Note and Guarantee Agreement, dated July 2, 2021, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 8, 2021).

10.30.3

Fourth Amendment to Note and Guarantee Agreement, dated November 22, 2021, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2021).

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification). *

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 23, 2023	/S/ Aaron R. Reyes
Aaron R. Reyes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Chairman	February 23, 2023
Douglas M. Pasquale

/S/ W. BLAKE BAIRD	Director	February 23, 2023
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 23, 2023
Andrew Batinovich

/S/ MONICA S. DIGILIO	Director	February 23, 2023
Monica S. Digilio

/S/ KRISTINA M. LESLIE	Director	February 23, 2023
Kristina M. Leslie

/S/ MURRAY J. MCCABE	Director	February 23, 2023
Murray J. McCabe

/S/ VERETT MIMS	Director	February 23, 2023
Verett Mims

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of hotel properties
Description of the Matter

The Company’s investment in hotel properties totaled $2.8 billion as of December 31, 2022. As more fully described in Note 2 to the consolidated financial statements, the Company records impairment losses for investments in hotel properties when indicators of impairment are present and the future undiscounted cash flows expected to be generated by the hotel are less than the hotel’s carrying amount. Once management determines that a hotel is impaired, further judgments are required to be made by management to estimate the fair value of the assets. For the year ended December 31, 2022, no hotels were impaired.

Auditing management’s impairment assessment of investment in hotel properties was challenging because determining whether events or changes in circumstances indicate that the investment may not be recoverable is highly judgmental due to the high degree of subjectivity in evaluating management’s identification of indicators of impairment, specifically related to a change in the hold period and disposition strategy of a hotel investment. In particular, the evaluation of impairment indicators was based on qualitative and quantitative factors for the specific hotel properties as determined by management. Such factors included, but were not limited to, significant changes to the ultimate hold period, disposition strategy, a significant decrease to the market price of a hotel investment and current industry and economic trends. Judgment is involved in assessing indicators which may trigger an impairment assessment as indicators may be unique to each hotel investment. Changes in these factors could have a significant effect on management’s determination of whether the asset needed to be tested for recovery as of December 31, 2022.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the impairment assessment of investment in hotel properties, including controls over management’s identification of indicators of impairment.

We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a hotel might not be recoverable, that included, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies, or market effects. As part of our evaluation of indicators of impairment, we considered management’s hold period, disposition strategy, current industry and economic trends and other relevant factors. As part of our procedures, we involved our valuation specialists to evaluate market price and current industry and economic trends as compared to market support.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 23, 2023

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$101,223	$120,483
Restricted cash	55,983	42,234
Accounts receivable, net	42,092	28,733
Prepaid expenses and other current assets	14,668	14,338
Assets held for sale, net	—	76,308
Total current assets	213,966	282,096
Investment in hotel properties, net	2,840,928	2,720,016
Operating lease right-of-use assets, net	15,025	23,161
Deferred financing costs, net	5,031	2,580
Other assets, net	7,867	13,196
Total assets	$3,082,817	$3,041,049

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,849	$47,701
Accrued payroll and employee benefits	22,801	19,753
Dividends and distributions payable	13,995	3,513
Other current liabilities	65,213	58,884
Current portion of notes payable, net	222,030	20,694
Liabilities of assets held for sale	—	25,213
Total current liabilities	380,888	175,758
Notes payable, less current portion, net	590,651	588,741
Operating lease obligations, less current portion	14,360	25,120
Other liabilities	11,957	11,656
Total liabilities	997,856	801,275
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both December 31, 2022 and 2021, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both December 31, 2022 and 2021, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both December 31, 2022 and 2021, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 209,320,447 shares issued and outstanding at December 31, 2022 and 219,333,783 shares issued and outstanding at December 31, 2021	2,093	2,193
Additional paid in capital	2,465,595	2,631,484
Retained earnings	1,035,353	948,064
Cumulative dividends and distributions	(1,699,330)	(1,664,024)
Total stockholders’ equity	2,084,961	2,198,967
Noncontrolling interest in consolidated joint venture	—	40,807
Total equity	2,084,961	2,239,774
Total liabilities and equity	$3,082,817	$3,041,049

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
REVENUES
Room	$576,170	$352,974	$169,522
Food and beverage	240,564	83,915	54,900
Other operating	95,319	72,261	43,484
Total revenues	912,053	509,150	267,906
OPERATING EXPENSES
Room	145,285	98,723	76,977
Food and beverage	174,146	79,807	63,140
Other operating	23,345	14,399	7,636
Advertising and promotion	46,979	31,156	23,741
Repairs and maintenance	36,801	33,898	27,084
Utilities	26,357	20,745	17,311
Franchise costs	15,839	11,354	7,060
Property tax, ground lease and insurance	68,979	64,139	76,848
Other property-level expenses	113,336	71,415	49,854
Corporate overhead	35,246	40,269	28,149
Depreciation and amortization	126,396	128,682	137,051
Impairment losses	3,466	2,685	146,944
Total operating expenses	816,175	597,272	661,795

Interest and other income (loss)	5,242	(343)	2,836
Interest expense	(32,005)	(30,898)	(53,307)
Gain on sale of assets	22,946	152,524	34,298
(Loss) gain on extinguishment of debt, net	(936)	(57)	6,146
Income (loss) before income taxes	91,125	33,104	(403,916)
Income tax provision, net	(359)	(109)	(6,590)
NET INCOME (LOSS)	90,766	32,995	(410,506)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,303	5,817
Preferred stock dividends and redemption charges	(14,247)	(20,638)	(12,830)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$73,042	$13,660	$(417,519)

Basic and diluted per share amounts:
Basic income (loss) attributable to common stockholders per common share	$0.34	$0.06	$(1.93)
Diluted income (loss) attributable to common stockholders per common share	$0.34	$0.06	$(1.93)

Basic weighted average common shares outstanding	212,613	216,296	215,934
Diluted weighted average common shares outstanding	212,653	216,296	215,934

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

								Noncontrolling
	Preferred Stock		Common Stock				Cumulative	Interest in
	Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2019	7,600,000	$190,000	224,855,351	$2,249	$2,683,913	$1,318,455	$(1,619,779)	$46,233	$2,621,071
Amortization of deferred stock compensation	—	—	—	—	9,988	—	—	—	9,988
Issuance of restricted common stock, net	—	—	550,635	5	(3,997)	—	—	—	(3,992)
Forfeiture of restricted common stock	—	—	(42,504)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,777)	—	(10,777)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	(7,992)	—	(7,992)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	(4,838)	—	(4,838)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,000)	(2,000)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2,319	2,319
Repurchase of outstanding common stock	—	—	(9,770,081)	(98)	(103,796)	—	—	—	(103,894)
Net loss	—	—	—	—	—	(404,689)	—	(5,817)	(410,506)
Balance at December 31, 2020	7,600,000	190,000	215,593,401	2,156	2,586,108	913,766	(1,643,386)	40,735	2,089,379
Amortization of deferred stock compensation	—	—	—	—	13,278	—	—	—	13,278
Issuance of restricted common stock, net	—	—	1,062,106	10	(4,887)	—	—	—	(4,877)
Forfeiture of restricted common stock	—	—	(235,406)	(2)	2	—	—	—	—
Net proceeds from issuance of common stock	—	—	2,913,682	29	37,630	—	—	—	37,659
Net issuance of Series G preferred stock in connection with hotel acquisition	2,650,000	66,250	—	—	(142)	—	—	—	66,108
Net proceeds from issuance of Series H preferred stock	4,600,000	115,000	—	—	(3,801)	—	—	—	111,199
Net proceeds from issuance of Series I preferred stock	4,000,000	100,000	—	—	(3,344)	—	—	—	96,656
Redemption of Series E preferred stock	(4,600,000)	(115,000)	—	—	4,016	—	(4,016)	—	(115,000)
Redemption of Series F preferred stock	(3,000,000)	(75,000)	—	—	2,624	—	(2,624)		(75,000)
Series E preferred stock dividends and dividends payable at $0.772222 per share	—	—	—	—	—	—	(3,552)	—	(3,552)
Series F preferred stock dividends and dividends payable at $0.989896 per share	—	—	—	—	—	—	(2,969)	—	(2,969)
Series G preferred stock dividends and dividends payable at $0.233685 per share	—	—	—	—	—	—	(619)	—	(619)
Series H preferred stock dividends and dividends payable at $0.923004 per share	—	—	—	—	—	—	(4,246)	—	(4,246)
Series I preferred stock dividends and dividends payable at $0.653125 per share	—	—	—	—	—	—	(2,612)	—	(2,612)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,375	1,375
Net income (loss)	—	—	—	—	—	34,298	—	(1,303)	32,995
Balance at December 31, 2021	11,250,000	281,250	219,333,783	2,193	2,631,484	948,064	(1,664,024)	40,807	2,239,774
Amortization of deferred stock compensation	—	—	—	—	11,372	—	—	—	11,372
Issuance of restricted common stock, net	—	—	266,795	3	(3,445)	—	—	—	(3,442)
Forfeiture of restricted common stock	—	—	(34,807)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.10 per share	—	—	—	—	—	—	(21,059)	—	(21,059)
Series G preferred stock dividends and dividends payable at $0.567112 per share	—	—	—	—	—	—	(1,503)	—	(1,503)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	—	(7,044)	—	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	—	(5,700)	—	(5,700)
Repurchase of outstanding common stock	—	—	(10,245,324)	(103)	(108,339)	—	—	—	(108,442)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,500)	(5,500)
Acquisition of noncontrolling interest, net	—	—	—	—	(65,477)	—	—	(38,784)	(104,261)
Net income	—	—	—	—	—	87,289	—	3,477	90,766
Balance at December 31, 2022	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$1,035,353	$(1,699,330)	$—	$2,084,961

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$90,766	$32,995	$(410,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	964	323	384
Gain on sale of assets	(22,946)	(152,442)	(34,298)
Loss (gain) on extinguishment of debt, net	936	57	(6,146)
Noncash interest on derivatives and finance lease obligation, net	(2,194)	(3,405)	4,740
Depreciation	125,843	128,619	137,010
Amortization of franchise fees and other intangibles	492	63	41
Amortization of deferred financing costs	2,486	2,925	3,126
Amortization of deferred stock compensation	10,891	12,788	9,576
Impairment losses	3,466	2,685	146,944
Gain on hurricane-related damage	(4,369)	—	—
Deferred income taxes, net	—	—	7,415
Changes in operating assets and liabilities:
Accounts receivable	(12,739)	(20,515)	26,827
Prepaid expenses and other assets	4,457	(18)	3,663
Accounts payable and other liabilities	11,074	21,705	4,065
Accrued payroll and employee benefits	1,666	3,934	(8,286)
Operating lease right-of-use assets and obligations	(1,409)	(1,344)	(1,260)
Net cash provided by (used in) operating activities	209,384	28,370	(116,705)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	191,291	183,553	166,737
Disposition deposit	—	4,000	—
Acquisitions of hotel properties and other assets	(232,506)	(363,498)	(1,398)
Proceeds from property insurance	4,369	—	—
Renovations and additions to hotel properties and other assets	(128,576)	(63,663)	(51,440)
Payment for interest rate derivative	(299)	(80)	(111)
Net cash (used in) provided by investing activities	(165,721)	(239,688)	113,788
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	(104,261)	—	—
Proceeds from preferred stock offerings	—	215,000	—
Payment of preferred stock offering costs	—	(7,287)	—
Redemptions of preferred stock	—	(190,000)	—
Proceeds from common stock offerings	—	38,443	—
Payment of common stock offering costs	(91)	(784)	—
Repurchases of outstanding common stock	(108,442)	—	(103,894)
Repurchases of common stock for employee tax obligations	(3,351)	(4,877)	(3,992)
Proceeds from credit facility	230,000	110,000	300,000
Payments on credit facility	(230,000)	(110,000)	(300,000)
Proceeds from notes payable	243,615	—	—
Payments on notes payable	(38,916)	(79,884)	(149,743)
Payments of costs related to extinguishment of debt	—	—	(27,975)
Payments of deferred financing costs	(7,404)	(397)	(4,361)
Dividends and distributions paid	(24,824)	(13,693)	(156,271)
Distributions to noncontrolling interest	(5,500)	—	(2,000)
Contributions from noncontrolling interest	—	1,375	2,319
Net cash used in financing activities	(49,174)	(42,104)	(445,917)
Net decrease in cash and cash equivalents and restricted cash	(5,511)	(253,422)	(448,834)
Cash and cash equivalents and restricted cash, beginning of year	162,717	416,139	864,973
Cash and cash equivalents and restricted cash, end of year	$157,206	$162,717	$416,139

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$101,223	$120,483	$368,406
Restricted cash	55,983	42,234	47,733
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$157,206	$162,717	$416,139

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for interest	$31,658	$31,431	$40,309
Cash paid (refund) for income taxes, net	$709	$35	$(996)
Operating cash flows used for operating leases	$6,760	$6,803	$10,112

Changes in operating lease right-of-use assets	$3,774	$3,796	$3,483
Changes in operating lease obligations	(5,183)	(5,140)	(4,743)
Changes in operating lease right-of-use assets and lease obligations, net	$(1,409)	$(1,344)	$(1,260)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Accrued renovations and additions to hotel properties and other assets	$9,567	$8,527	$3,344
Disposition deposit received in prior year in connection with sale of hotel	$4,000	$—	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$44,712	$—	$—
Assignment of finance lease obligation in connection with sale of hotel	$15,569	$—	$—
Assignment of operating lease right-of-use asset in connection with sale of hotel	$2,275	$—	$12,518
Assignment of operating lease obligation in connection with sale of hotel	$2,609	$—	$14,695
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$864	$—
Assignment of loan in connection with disposition of hotel	$—	$(56,624)	$—
Issuance of preferred stock in connection with acquisition of hotel	$—	$66,250	$—
Amortization of deferred stock compensation — construction activities	$481	$490	$412
Preferred stock redemption charges	$—	$6,640	$—
Assets transferred to lender in assignment-in-lieu transaction	$—	$—	$(74,583)
Liabilities transferred to lender in assignment-in-lieu transaction	$—	$—	$(108,947)
Dividends and distributions payable	$13,995	$3,513	$3,208

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with its taxable year ended on December 31, 2004. The Company, through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, invests in hotels where it can add value through capital investment, hotel repositioning and asset management. In addition, the Company seeks to capitalize on its portfolio’s embedded value and balance sheet strength to actively recycle past investments into new growth and value creation opportunities in order to deliver strong stockholder returns and superior per share net asset value growth.

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

As of December 31, 2022, the Company owned 15 hotels (the “15 Hotels”) currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Hyatt Hotels Corporation	2
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1
Hilton Worldwide	1
Interstate Hotels & Resorts, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2022	15

COVID-19 Operational Update

COVID-19 and its variants have had and continue to have a detrimental effect on the hotel industry and the Company’s business, including significant room and event cancellations, corporate and government travel restrictions and an unprecedented decline in hotel demand. While operations have gradually improved since the onset of the COVID-19 pandemic in 2020, the Omicron variant in December 2021 led to a slowdown in demand recovery at the Company’s hotels. However, travel demand began to recover again in February 2022 as Omicron-related case counts subsided.

During 2022, corporate transient and group demand accelerated, reducing the Company’s reliance on leisure demand, which was the dominant source of business at many of the Company’s hotels during 2021. While leisure demand continued to be robust throughout most of 2022, the greatest demand growth during the second and third quarters of 2022 was at the Company’s urban and group-oriented hotels which experienced increased near-term booking activity, higher than expected attendance at group events and increased business transient demand. The amount of corporate business at the Company’s hotels continues to grow and the Company expects business travel to continue to increase. As such, the Company anticipates that operations will continue to normalize in 2023, absent the outbreak of a new critical variant. However, the negative effects of the COVID-19 pandemic on the hotel industry have been unprecedented, and the Company continues to have limited visibility to predict future operations.

In the fourth quarter of 2022, the Company received business interruption proceeds of $10.0 million from one of its insurers as payment for revenue losses incurred at its hotels due to the COVID-19 pandemic, which is included in other operating revenue in the accompanying consolidated statement of operations for the year ended December 31, 2022. The Company is continuing to pursue its rights of recovery under the associated insurance policy, which has a $25.0 million limit of liability, inclusive of the $10.0 million received in the fourth quarter of 2022. Any additional business interruption proceeds will not be recognized until received, but the Company can make no assurances that any additional amounts will be recovered under the policy.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020, include the accounts of the Company, the Operating Partnership, the TRS Lessee, and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

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

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2022 and 2021, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash primarily includes lender reserves required by the Company’s debt agreements and reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of December 31, 2022 and 2021 includes $10.2 million and $10.4 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels, $3.1 million held in escrow as of both December 31, 2022 and 2021 for the purpose of satisfying any potential employee-related obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley and $0.2 million held as collateral for certain letters of credit as of both December 31, 2022 and 2021 (see Note 13).

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

Acquisitions of Hotel Properties and Other Entities

The acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. If the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the transaction is an asset acquisition. Transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead on the Company’s consolidated statements of operations. Also, given the subjectivity, business combinations are provided a one-year measurement period to adjust the provisional amounts recognized if the necessary information is not available by the end of the reporting period in which the acquisition occurs; whereas asset acquisitions are not subject to a measurement period.

Accounting for the acquisition of a hotel property or other entity requires either allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or recording the assets and liabilities at their estimated fair values with any excess consideration above net assets going to goodwill for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as land, buildings, furniture, fixtures and equipment (“FF&E”) and identifiable intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When the Company acquires a hotel property or other entity, it uses all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data and replacement cost data. In addition, the Company makes significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates and occupancy. The Company also engages independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

Investments in Hotel Properties

Investments in hotel properties, including land, buildings, FF&E and identifiable intangible assets are recorded at their respective relative fair values for an asset acquisition or at their estimated fair values for a business acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

Depreciation expense is based on the estimated life of the Company’s assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish the Company’s hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five years to 40 years for buildings and improvements and three years to 12 years for FF&E. Intangible assets are amortized using the straight-line method over the shorter of their estimated useful life or over the length of the related agreement.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements ranging from 15 years to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the Company’s hotels. The Company has not changed the useful lives of any of its assets during the periods discussed.

Impairment losses are recorded on investments in hotel properties to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its investments in hotel properties to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. The Company considers indicators of impairment such as, but not limited to, hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositioning, physical damage to the property due to unforeseen events such as natural disasters, and an estimate or belief that the fair value is less than net book value. The Company performs an analysis to determine the recoverability of the hotel by comparing the future undiscounted cash flows expected to be generated by the hotel to the hotel’s carrying amount.

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, net operating income and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired in 2022. In 2021, the Company recognized a $2.7 million impairment loss on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel (see Notes 5 and 13).

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

Assets Held for Sale

The Company considers a hotel and related assets held for sale if it is probable that the sale will be completed within 12 months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. No hotels were considered held for sale as of December 31, 2022. As of December 31, 2021, one hotel was considered held for sale (see Note 4).

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

Upon the sale of the Hyatt Centric Chicago Magnificent Mile and its related finance lease in February 2022 (see Notes 4 and 9), the Company’s leases consist solely of operating leases. Lease ROU assets are recognized at the lease commencement date and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgment to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s 2022 review, the Company recorded a $2.1 million impairment loss on the ROU asset related to the office lease at its former corporate headquarters (see Notes 5 and 9). No operating or finance lease ROU assets were impaired during 2021.

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

Food and beverage revenue and other ancillary services revenue are generated when a customer chooses to purchase goods or services. The revenue is recognized when the goods or services are provided to the customer at the amount the Company expects to be entitled to in exchange for those goods or services. For ancillary services provided by third parties, the Company assesses whether it is the principal or the agent. If the Company is the principal, revenue is recognized based upon the gross sales price. If the Company is the agent, revenue is recognized based upon the commission earned from the third party.

Additionally, the Company collects sales, use, occupancy and other similar taxes from customers at its hotels at the time of purchase, which are not included in revenue. The Company records a liability upon collection of such taxes from the customer, and relieves the liability when payments are remitted to the applicable governmental agency.

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,
	2022	2021

Trade receivables, net (1)	$19,751	$16,055
Contract liabilities (2)	$50,219	$40,226
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During 2022 and 2021, the Company recognized approximately $27.9 million and $2.2 million, respectively, in revenue related to its outstanding contract liabilities.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for advertising and reservation systems under the terms of the hotel franchise and brand management agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Stock Based Compensation

Restricted shares and units are measured at fair value on the date of grant and amortized as compensation expense over the relevant requisite service period or derived service period. The Company has elected to account for forfeitures as they occur.

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

Dividends

Under current federal income tax laws related to REITs, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders. Currently, the Company pays quarterly cash dividends to its preferred stockholders as declared by the Company’s board of directors. In the third quarter of 2022, the Company’s board of directors reinstated its quarterly common stock dividends, which were suspended in 2020 due to the COVID-19 pandemic’s negative effect on the Company’s income. Any future common stock dividends will be determined by the Company’s board of directors after considering the Company’s obligations under its various financing agreements, projected taxable income, compliance with its debt covenants, long-term operating projections, expected capital requirements and risks affecting its business. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net income (loss)	$90,766	$32,995	$(410,506)
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(3,477)	1,303	5,817
Preferred stock dividends and redemption charges	(14,247)	(20,638)	(12,830)
Distributions paid to participating securities	(128)	—	(69)
Undistributed income allocated to participating securities	(323)	(92)	—
Numerator for basic and diluted income (loss) attributable to common stockholders	$72,591	$13,568	$(417,588)

Denominator:
Weighted average basic common shares outstanding	212,613	216,296	215,934
Unvested restricted stock units	40	—	—
Weighted average diluted common shares outstanding	212,653	216,296	215,934

Basic income (loss) attributable to common stockholders per common share	$0.34	$0.06	$(1.93)
Diluted income (loss) attributable to common stockholders per common share	$0.34	$0.06	$(1.93)

At December 31, 2022, 2021 and 2020, the Company excluded 1,289,146, 1,463,315 and 1,336,836 anti-dilutive time-based restricted stock awards, respectively, from its calculation of diluted earnings per share. The unvested time-based restricted stock awards generally vest over periods ranging from three years to five years (see Note 12).

The Company also had unvested performance-based restricted stock units as of December 31, 2022 that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets. Based on the Company’s common stock performance during 2022, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share at December 31, 2022. The unvested performance-based restricted stock awards vest over periods ranging from two years to five years (see Note 12).

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

New Accounting Standards and Accounting Changes

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU No. 2020-04 was effective upon issuance, applied prospectively from any date beginning March 12, 2020, and generally could not be applied to contract modifications that occurred after December 31, 2022. In December 2022, the FASB issued Accounting Standards Update No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU No. 2022-06”), which deferred the sunset date from December 31, 2022 to December 31, 2024.

Under the terms of the Amended Credit Agreement (see Note 7), the Company’s credit facility, Term Loan 1 and Term Loan 2 are now subject to SOFR rather than LIBOR. The Company’s two interest rate swap derivatives on its term loans either expired in September 2022 or will expire in January 2023. Currently, the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront and its related interest rate cap derivative are subject to LIBOR. Both the loan and related interest rate cap derivative mature and expire, respectively, in December 2023. The adoptions of ASU No. 2020-04 and ASU No. 2022-06 are not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$672,531	$604,692
Buildings and improvements	2,793,771	2,729,461
Furniture, fixtures and equipment	426,189	431,780
Intangible assets	42,187	43,117
Construction in progress	71,689	41,260
Investment in hotel properties, gross	4,006,367	3,850,310
Accumulated depreciation and amortization	(1,165,439)	(1,130,294)
Investment in hotel properties, net	$2,840,928	$2,720,016

2022 Acquisitions

In June 2022, the Company purchased the fee-simple interest in the 339-room The Confidante Miami Beach, Florida for a contractual purchase price of $232.0 million. The acquisition was accounted for as an asset acquisition and was funded from available cash and with $140.0 million of proceeds received from the Company’s revolving credit facility (see Note 7).

In June 2022, the Company acquired the 25.0% noncontrolling partner’s ownership interest in the Hilton San Diego Bayfront for a contractual purchase price of $102.0 million plus 25.0% of closing date working capital and cash. The Company paid a preliminary purchase price of $101.3 million on the closing date based on estimated working capital and cash amounts, with an additional $2.9 million true-up recognized in December 2022 based on actual working capital and cash amounts. Following the acquisition, the Company owns 100% of the hotel. The acquisition was funded from available cash and with $90.0 million of proceeds received from the Company’s revolving credit facility (see Note 7). The transaction was accounted for as an equity transaction. The acquisition date noncontrolling interest balance of $38.8 million was reclassified to additional paid in capital. In addition, the $65.5 million of excess cash paid to acquire the 25.0% noncontrolling partner’s ownership interest was classified as additional paid in capital. No gain or loss was recognized in the accompanying consolidated statements of operations related to this acquisition.

2021 Acquisitions

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

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2022	2021
Element agreement (1)	$18,436	$18,436
Airspace agreements (2)	1,947	1,916
Advance bookings (3)	—	221
Residential program agreements (4)	21,038	21,038
Trade names (5)	121	117
Franchise agreements (6)	126	428
In-place lease agreement (7)	519	—
Below market management agreement (8)	—	961
	42,187	43,117
Accumulated amortization	(432)	(1,245)
	$41,755	$41,872

Amortization expense on these intangible assets consisted of the following (in thousands):

	2022	2021	2020
Element agreement (1)	$—	$—	$—
Airspace agreements (2)	—	—	—
Advance bookings (3)	199	22	—
Residential program agreements (4)	282	—	—
Trade names (5)	—	—	—
Franchise agreements (6)	11	40	42
In-place lease agreement (7)	58	—	—
Below market management agreement (8)	15	92	92
	$565	$154	$134
(1)	The Element agreement as of both December 31, 2022 and 2021 included the exclusive perpetual rights to certain space at the Renaissance Washington DC. The Element has an indefinite useful life and is not amortized.
(2)	Airspace agreements as of both December 31, 2022 and 2021 consisted of dry slip agreements at the Oceans Edge Resort & Marina. The dry slips at the Oceans Edge Resort & Marina have indefinite useful lives and are not amortized.
(3)	Advance bookings as of December 31, 2021 consisted of advance deposits related to our acquisition of the Four Seasons Resort Napa Valley. As part of the purchase price allocation, the contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability. They were amortized using the straight-line method over the periods the amounts were expected to be collected and were fully amortized in September 2022. The amortization expense for contractual advance hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(4)	Residential program agreements as of both December 31, 2022 and 2021 included $13.7 million and $7.3 million at the Montage Healdsburg and the Four Seasons Resort Napa Valley, respectively. The value of the agreements were determined based on each hotel’s purchase price allocation. The agreements relate to the hotels’ residential rental programs, whereby owners of the adjacent separately owned Montage Residences Healdsburg and Four Seasons Private Residences Napa Valley are eligible to participate in optional rental programs and have access to the hotels’ facilities. In addition, the agreement at the Montage Healdsburg includes a social membership program. The residential program agreement at the Montage Healdsburg will be amortized over the life of the related remaining 25-year Montage Healdsburg management agreement once the hotel begins to recognize revenue related to the programs. In April 2022, the Company began to recognize revenue associated with the residential program agreement at the Four Seasons Resort Napa Valley and began to amortize the agreement using the straight-line method over the life of the related remaining 20-year management agreement. The amortization expense for the Four Seasons Resort Napa Valley is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(5)	Trade names as of both December 31, 2022 and 2021 included $0.1 million related to trademarks and bottle labeling used by the Elusa Winery at the Four Seasons Resort Napa Valley. The value of the trade names were determined as part of the hotel’s purchase price allocation. The trade names have indefinite useful lives and are not amortized.
(6)	Franchise agreements as of both December 31, 2022 and 2021 included $0.1 million related to agreements at the Hilton New Orleans St. Charles and The Bidwell Portland Marriott. Franchise agreements as of December 31, 2021 included an additional $0.3 million related to agreements at the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, both of which were sold in March 2022 (see Note 4). The remaining agreements are amortized using the straight-line method over the lives of the franchise agreements and will be fully amortized in October 2024 and April 2028 for The Bidwell Portland Marriott and the Hilton New Orleans St. Charles, respectively. The amortization expense for the franchise agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(7)	The in-place lease agreement as of December 31, 2022 consisted of an agreement at The Confidante Miami Beach. The value of the agreement was determined as part of the hotel’s purchase price allocation. The agreement is amortized using the straight-line method over the remaining non-cancelable term of the lease and will be fully amortized in August 2027. The amortization expense for the in-place lease agreement is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(8)	The below market management agreement as of December 31, 2021 consisted of an agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The agreement was amortized using the straight-line method over the remaining non-cancelable term until the hotel’s sale in March 2022 (see Note 4).

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2023	$483
2024	$483
2025	$481
2026	$481
2027	$448

4. Disposals

Disposals - 2022

In February 2022, the Company sold the Hyatt Centric Chicago Magnificent Mile and in March 2022, the Company sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, all three of which are located in Illinois. None of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, none of the hotels qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds		Net Gain
Hyatt Centric Chicago Magnificent Mile	$67,231	(1)	$11,336
Embassy Suites Chicago and Hilton Garden Inn Chicago Downtown/Magnificent Mile	128,060		11,610
	$195,291		$22,946
(1)	Includes a $4.0 million disposition deposit received from the buyer of the hotel in December 2021.

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

In December 2020, an assignment-in-lieu agreement was filed in the Office of the City Register of the City of New York, and the Company transferred possession and control of its leasehold interest in the Hilton Times Square to the lender of the hotel’s non-recourse mortgage (see Note 7). As such, and in conjunction with the FASB ASC Subtopic (610-20), Gains and Losses from the Derecognition of Nonfinancial Assets, the Company concluded that it lost control of the hotel and removed the hotel’s net assets and liabilities from its balance sheet at December 31, 2020. The disposition of the Hilton Times Square did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

Results of Operations – Disposed Hotels

The following table provides summary results of operations for the disposed hotels, which are included in net income (loss) for their respective ownership periods (in thousands):

	2022	2021	2020
Total revenues	$3,234	$49,389	$49,701

Loss before income taxes (1)	$(3,061)	$(23,516)	$(87,140)

Gain on sale of assets	$22,946	$152,524	$34,298
(1)	Loss before income taxes does not include the gain recognized on the hotel sales.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2022 and 2021, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2022 and 2021, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

The Company recorded the following impairment losses, each of which is discussed below, as follows (in thousands):

	2022	2021	2020
Hilton New Orleans St. Charles	$—	$2,685	$—
Renaissance Harborplace	—	—	18,100
Hilton Times Square	—	—	107,857
Renaissance Westchester	—	—	18,685
Corporate headquarters	3,466	—	—
Abandoned development costs	—	—	2,302
	$3,466	$2,685	$146,944

Corporate headquarters. In 2022, in connection with an initiative to reduce future operating expenses, the Company recorded a noncash impairment loss of $3.5 million related to the relocation of its corporate headquarters, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2022. The $3.5 million impairment loss consisted of a $1.4 million write-down of the Company’s tenant improvements, net, which are included in other assets, net on the Company’s consolidated balance sheet at December 31, 2022 (see Note 6), and a $2.1 million write-down of the Company’s operating lease right-of-use assets, net related to the office lease at its corporate headquarters (see Note 9).

In 2022, the Company determined that it could reduce its future operating expenses by relocating its corporate headquarters to decrease the amount of space the Company occupied and to secure a lower rental cost per square foot. As such, the Company executed a sublease agreement with an unaffiliated party for the remainder of the original ten-year lease term and relocated its headquarters in January 2023. Coterminous with the execution of the sublease agreement, the Company identified indicators of impairment related to its original corporate headquarters as there were significant changes in the manner in which both the tenant improvements and the ROU asset were to be used and the original lease cost was greater than the expected sublease income. To determine the impairment losses, the Company applied Level 2 measurements to estimate the fair values of the tenant improvements and ROU asset, using the income expected to be generated under the sublease agreement with the unaffiliated sublessee to prepare a discounted cash flow analysis.

Hilton New Orleans St. Charles. In 2021, the Company recognized a $2.7 million impairment loss on the Hilton New Orleans St. Charles due to the write-off of certain hotel assets damaged by Hurricane Ida, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2021 (see Note 13).

Renaissance Harborplace. The Company sold the Renaissance Harborplace in July 2020 (see Note 4). In 2020, the Company recorded an impairment loss of $18.1 million related to the hotel, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2020.

In 2020, the Company determined that the fair value of the Renaissance Harborplace less costs to sell the hotel was lower than the carrying value of the hotel. The 2020 impairment loss was determined using Level 2 measurements, consisting of the third-party offer price less estimated costs to sell the hotel.

Hilton Times Square. The Company disposed of the Hilton Times Square in December 2020 (see Notes 4 and 7). In 2020, the Company recorded an impairment loss of $107.9 million related to the hotel, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2020. The $107.9 million impairment loss on the Hilton Times Square consisted of an $89.4 million write-down of the Company’s investment in hotel properties, net and an $18.5 million write-down of the Company’s operating lease right-of-use assets, net.

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

Renaissance Westchester. The Company sold the Renaissance Westchester in October 2021 (see Note 4). In 2020, the Company recorded an impairment loss of $18.7 million on the Renaissance Westchester, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2020.

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

Abandoned development costs. In 2020, the Company recorded an impairment loss of $2.3 million related to the abandonment of a potential project to expand one of its hotels, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2020.

Fair Value of Debt

As of December 31, 2022 and 2021, 42.4% and 64.0%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$816,136	$809,141	$611,437	$590,359
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the uncertain economic environment caused by the COVID-19 pandemic, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following (in thousands):

								Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional		December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount		2022		2021
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2021	December 15, 2022	$	N/A	$	N/A	$3
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2022	December 9, 2023		$220,000		60	N/A
Term Loan 1	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$	N/A		N/A	(744)
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023		$100,000		208	(1,484)
									$268	$(2,225)
(1)	The fair values of the cap derivatives were included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2022 and 2021. The fair value of the Term Loan 2 swap derivative was included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of December 31, 2022. As of December 31, 2021, the fair value of the Term Loan 1 swap derivative was included in other current liabilities and the fair value of the Term Loan 2 swap derivative was included in other liabilities on the accompanying consolidated balance sheet.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense as follows (in thousands):

	2022	2021	2020
Noncash interest on derivatives, net	$(2,194)	$(3,405)	$4,740

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2022		2021
Property and equipment, net	$3,685	(1)	$5,912
Deferred rent on straight-lined third-party tenant leases	2,413		2,455
Liquor licenses	933		826
Other receivables	597		3,914
Other	239		89
Total other assets, net	$7,867		$13,196
(1)	In 2022, the Company recorded an impairment loss of $1.4 million on the tenant improvements, net at its corporate headquarters (see Note 5).

7. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31,
	2022	2021
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 130 basis points and plus 105 basis points at December 31, 2022 and 2021, respectively, resulting in effective interest rates of 5.571% and 1.140% at December 31, 2022 and 2021, respectively; matures on December 9, 2023. The note is collateralized by a first deed of trust on one hotel property.	$220,000	$220,000
Note payable requiring payments of interest and principal, with a fixed rate of 4.15%; matures on December 11, 2024. The note is collateralized by a first deed of trust on one hotel property.	76,136	78,137

Unsecured Term Loan 1 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus SOFR and 10 basis points, resulting in an effective interest rate of 5.822% at December 31, 2022, and a range of 135 to 235 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points as of December 31, 2021. LIBOR was swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.941% at December 31, 2021. Matures on July 25, 2027.

	175,000	19,400
Unsecured Term Loan 2 requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points, depending on the Company's leverage ratios, plus SOFR and 10 basis points as of December 31, 2022, and a range of 135 to 235 basis points, depending on the Company's leverage ratios, plus the greater of one-month LIBOR or 25 basis points as of December 31, 2021. LIBOR was swapped to a fixed rate of 1.853%, resulting in effective interest rates of 4.269% and 4.203% at December 31, 2022 and 2021, respectively. Matures on January 25, 2028.	175,000	88,900
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 5.94%. Matures on January 10, 2026.	65,000	90,000
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 6.04% Matures on January 10, 2028.	105,000	115,000
Total notes payable	$816,136	$611,437

Current portion of notes payable	$222,086	$21,401
Less: current portion of deferred financing costs	(56)	(707)
Carrying value of current portion of notes payable	$222,030	$20,694

Notes payable, less current portion	$594,050	$590,036
Less: long-term portion of deferred financing costs	(3,399)	(1,295)
Carrying value of notes payable, less current portion	$590,651	$588,741

Aggregate future principal maturities and amortization of notes payable at December 31, 2022, are as follows (in thousands):

2023	$222,086
2024	74,050
2025	—
2026	65,000
2027	175,000
Thereafter	280,000
Total	$816,136

Notes Payable Transactions - 2022

Secured Debt. In December 2022, the Company exercised its remaining one-year option to extend the maturity of the mortgage secured by the Hilton San Diego Bayfront from December 2022 to December 2023. In accordance with the terms of the extension, the LIBOR spread increased 25 basis points, from 105 basis points to 130 basis points. In addition, the Company purchased an interest rate cap derivative for $0.3 million that will continue to cap the loan’s underlying floating rate interest benchmark at 6.0% until December 2023 (see Note 5).

Certain of the Company’s loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. These provisions were triggered in January 2021 for the loan secured by the JW Marriott New Orleans, and in May 2021 for the loan secured by the Hilton San Diego Bayfront. In April 2022 and October 2022, the Hilton San Diego Bayfront and the JW Marriott New Orleans, respectively, reached profitability levels that terminated the cash traps.

Unsecured Debt. In February 2022, the Company used a portion of the proceeds received from the disposition of the Hyatt Centric Chicago Magnificent Mile to repay $25.0 million of its unsecured Series A Senior Notes and $10.0 million of its unsecured Series B Senior Notes, resulting in remaining balances of $65.0 million and $105.0 million, respectively, as of December 31, 2022. In conjunction with the repayments, the Company recorded a $0.2 million loss on extinguishment of debt related to the accelerated amortization of the deferred financing costs.

In March 2022, the Company elected to early terminate the covenant relief period related to its unsecured debt, having satisfied the financial covenants stipulated in the 2020 and 2021 amendments to its unsecured debt agreements (together, the “Unsecured Debt Amendments” key terms of which are disclosed below) for the quarter ended December 31, 2021. The Unsecured Debt Amendments were scheduled to provide covenant relief through the end of the third quarter of 2022, with quarterly testing resuming for the period ending September 30, 2022. Following the Company’s early termination of the covenant relief period in March 2022, the original financial covenants on its unsecured debt agreements were to be phased-in over the following five quarters to ease compliance. By exiting the covenant relief period, the Company is no longer subject to the additional restrictions on debt issuance and repayment, capital investment, share repurchases and dividend distributions that were imposed as part of the Unsecured Debt Amendments.

In June 2022, the Company drew a total of $230.0 million under the revolving portion of its credit facility to fund the acquisitions of The Confidante Miami Beach and the 25.0% noncontrolling interest in the Hilton San Diego Bayfront (see Note 3).

In July 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which expanded its unsecured borrowing capacity and extended the maturity of the Company’s two unsecured term loans. The Amended Credit Agreement increased the balances of both Term Loan 1 and Term Loan 2 to $175.0 million each from $19.4 million and $88.9 million, respectively. In addition, the maturity dates were extended to July 2027 and January 2028 for Term Loan 1 and Term Loan 2, respectively. Under the Amended Credit Agreement, the term loans bear interest pursuant to a leverage-based pricing grid ranging from 135 basis points to 220 basis points over the applicable adjusted term SOFR. In conjunction with the Amended Credit Agreement, the Company recorded a $0.8 million loss on extinguishment of debt related to the accelerated amortization of the deferred financing costs.

In July 2022, the Company utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on its revolving credit facility. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility, with two six-month extension options, which would result in an extended maturity of July 2027. Under the Amended Credit Agreement, the revolving credit facility bears interest pursuant to a leverage-based pricing grid ranging from 140 basis points to 225 basis points over the applicable adjusted term SOFR. As of December 31, 2022, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Notes Payable Transactions - 2021

Secured Debt. In conjunction with the sale of the Embassy Suites La Jolla in December 2021 (see Note 4), the Company assigned the loan secured by the hotel, which had an outstanding balance of $56.6 million, to the hotel’s buyer. Upon the loan’s assignment, the Company recorded a $0.1 million loss on extinguishment of debt related to the accelerated amortization of deferred financing costs.

In December 2021, the Company exercised its second option to extend the maturity of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2021 to December 2022. In addition, the Company purchased an interest rate cap derivative for $0.1 million that continued to cap the loan’s underlying floating rate interest benchmark at 6.0% until December 2022 (see Note 5).

Unsecured Debt. In November and December 2021, the Company drew a total of $110.0 million under the revolving portion of its credit facility to fund a portion of its purchase of the Four Seasons Resort Napa Valley in December 2021 (see Note 3). The Company repaid the outstanding balance of $110.0 million in December 2021.

In July 2021 and November 2021, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “2021 Unsecured Debt Amendments”). The 2021 Unsecured Debt Amendments were deemed to be debt modifications and were accounted for accordingly. Under the terms of the 2021 Unsecured Debt Amendments, the Company was provided with a waiver of its required financial covenants through the third quarter of 2022, subject to the satisfaction of certain conditions, with the financial covenants then being phased-in over the following five quarters. As part of the 2021 Unsecured Debt Amendments, the Company gained the ability to annualize various income metrics used to calculate the financial covenants in order to ease compliance with the financial covenants and also gained the right, exercisable one time each with respect to its term loans, to request an extension of the applicable maturity date by twelve months upon the payment of an extension fee.

In December 2021, the Company used a portion of the proceeds received from its sale of the Embassy Suites La Jolla to repay $65.6 million on its Term Loan 1 and $11.1 million on its Term Loan 2, resulting in a Term Loan 1 balance of $19.4 million and a Term Loan 2 balance of $88.9 million as of December 31, 2021. In conjunction with the repayments, the Company recorded a $0.3 million loss on extinguishment of debt related to the accelerated amortization of deferred financing costs.

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

Unsecured Debt. In March 2020, the Company drew $300.0 million under the revolving portion of its credit facility as a precautionary measure to increase the Company’s cash position and preserve financial flexibility due to the Company’s temporary hotel operating suspensions and the decrease in demand caused by the COVID-19 pandemic. In June 2020 and August 2020, the Company repaid $250.0 million and $11.2 million, respectively, of the outstanding credit facility balance after determining that it had sufficient cash on hand in addition to access to its credit facility. In addition, in August 2020, the Company used a portion of the proceeds it received from the sale of the Renaissance Harborplace to repay $38.8 million of the outstanding credit facility balance as stipulated in the 2020 Unsecured Debt Amendments described below.

In September 2020, the Company repaid $35.0 million of its senior notes, comprising $30.0 million to the Series A note holders and $5.0 million to the Series B note holders, using a portion of the proceeds the Company received from the sale of the Renaissance Harborplace as stipulated in the 2020 Unsecured Debt Amendments described below. In conjunction with the repayments, the Company recorded a $0.2 million loss on extinguishment of debt related to the accelerated amortization of deferred financing costs.

In July and December 2020, the Company completed amendments to its unsecured debt, consisting of its revolving credit facility, term loans and senior notes (the “2020 Unsecured Debt Amendments”). The 2020 Unsecured Debt Amendments were deemed to be debt modifications and were accounted for accordingly. Under the terms of the 2020 Unsecured Debt Amendments, the Company was provided with a waiver of its required financial covenants through the first quarter of 2022, with the financial covenants then being phased-in over the following four quarters to ease compliance. During the Covenant Relief Period, the Company was subject to various increases in the interest rates governing the debt and to certain restrictions including, but not limited to, restrictions on share repurchases, maintenance of minimum liquidity thresholds, certain required mandatory debt prepayments on asset sales and equity issuances and restrictions on the incurrence of new indebtedness.

Deferred Financing Costs and (Loss) Gain on Extinguishment of Debt, net

Deferred financing costs and (loss) gain on extinguishment of debt, net were as follows (in thousands):

	2022 (1)	2021 (2)	2020 (3)
Payments of deferred financing costs	$7,404	$397	$4,361

(Loss) gain on extinguishment of debt, net	$(936)	$(57)	$6,146
(1)	During 2022, the Company paid a total of $7.4 million in deferred financing costs related to its Amended Credit Agreement. In addition, the Company recognized a net loss of $0.9 million, comprising losses of $0.2 million related to the accelerated amortization of deferred financing costs associated with the partial repayments of the senior notes and $0.8 million related to lender fees and the accelerated amortization of deferred financing costs associated with the Amended Credit Agreement. These losses were slightly offset by a gain of $0.1 million associated with the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.
(2)	During 2021, the Company paid a total of $0.4 million in deferred financing costs related to its 2021 Unsecured Debt Amendments. In addition, the Company recognized a net loss of $0.1 million, comprising a loss of $0.4 million related to the accelerated amortization of deferred financing costs associated with the assignment of the mortgage secured by the Embassy Suites La Jolla to the hotel’s buyer and the repayments of a portion of the term loans, partially offset by a gain of $0.3 million associated with the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder due to reassessments of the potential employee-related obligations currently held in escrow.
(3)	During 2020, the Company paid a total of $4.4 million in deferred financing costs related to the 2020 Unsecured Debt Amendments. In addition, the Company recognized a net gain on extinguishment of debt of $6.1 million, comprising a gain of $6.4 million related to the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder, partially offset by a loss of $0.2 million related to the Company’s repayment of a portion of the senior notes.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (in thousands):

	2022	2021	2020
Interest expense on debt and finance lease obligation	$31,713	$31,378	$45,441
Noncash interest on derivatives, net	(2,194)	(3,405)	4,740
Amortization of deferred financing costs	2,486	2,925	3,126
Total interest expense	$32,005	$30,898	$53,307

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Property, sales and use taxes payable	$7,500	$12,591
Accrued interest	6,915	6,858
Advance deposits	44,224	33,750
Interest rate swap derivative	—	744
Management fees payable	1,584	1,691
Other	4,990	3,250
Total other current liabilities	$65,213	$58,884

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred revenue	$6,088	$6,598
Deferred rent	2,718	74
Interest rate swap derivative	—	1,484
Other	3,151	3,500
Total other liabilities	$11,957	$11,656

9. Leases

As of both December 31, 2022 and 2021, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2022		2021

Right-of-use assets, net	$15,025	(1)	$23,161

Accounts payable and accrued expenses	$4,652		$5,586
Lease obligations, less current portion	14,360		25,120
Total lease obligations	$19,012		$30,706

Weighted average remaining lease term	38 years
Weighted average discount rate	5.0%
(1)	In 2022, the Company wrote-down its operating lease right-of-use assets, net and recorded an impairment loss of $2.1 million related to the office lease at its former corporate headquarters. (see Note 5).

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

As of December 31, 2021, the Company also had a finance lease related to the building occupied by the Hyatt Centric Chicago Magnificent Mile. The related lease obligation and right-of-use asset, net were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2021. Upon sale of the hotel in February 2022 (see Note 4), the Company was no longer obligated under the building lease and the related $44.7 million right-of-use asset, net and $15.6 million finance lease obligation were removed from the Company’s consolidated balance sheet.

The components of lease expense were as follows (in thousands):

	2022	2021	2020
Finance lease cost (1):
Amortization of right-of-use asset	$—	$1,470	$1,470
Interest on lease obligations	117	1,404	1,404
Operating lease cost	5,367	5,457	9,300
Variable lease cost (2)	6,853	393	27
Total lease cost	$12,337	$8,724	$12,201
(1)	Finance lease cost included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022 (see Note 4).
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

At December 31, 2022, future maturities of the Company’s operating lease obligations were as follows (in thousands):

2023	$5,432
2024	5,783
2025 (1)	5,854
2026	917
2027	908
Thereafter	2,514
Total lease payments	21,408
Less: interest (2)	(3,490)
Present value of lease obligations (3)	$17,918
(1)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both the Company and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(2)	Calculated using the respective discount rate for each lease.
(3)	Operating lease obligations include the lease on the Company’s new corporate headquarters and the sublease on the Company’s previous corporate headquarters, both of which were entered into during the fourth quarter of 2022; however, both the Company and the sublessee had no rights to occupy their respective spaces until January 2023.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforward	$22,383	$21,252
Other reserves	561	526
State taxes and other	3,926	2,148
Depreciation	720	515
Total gross deferred tax assets	27,590	24,441

Deferred Tax Liabilities:
Amortization	(25)	(27)
Deferred revenue	—	(51)
Other	(47)	(67)
Total gross deferred tax liabilities	(72)	(145)

Less: valuation allowance	(27,518)	(24,296)

Deferred tax assets, net	$—	$—

At December 31, 2022 and 2021, the net operating loss carryforwards for federal income tax purposes totaled approximately $101.9 million and $97.4 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2042.

The Company’s income tax provision, net was included in the consolidated statements of operations as follows (in thousands):

	2022	2021	2020
Current:
Federal	$—	$—	$817
State	(359)	(109)	8
Current income tax (provision) benefit, net	(359)	(109)	825

Deferred:
Federal	2,568	1,262	15,724
State	654	(963)	858
Change in valuation allowance	(3,222)	(299)	(23,997)
Deferred income tax provision, net	—	—	(7,415)

Income tax provision, net	$(359)	$(109)	$(6,590)

The differences between the income tax benefit calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax provision, net were as follows (in thousands):

	2022	2021	2020
Expected federal tax expense at statutory rate	$(18,406)	$(7,226)	$(86,369)
Tax impact of REIT election	20,981	8,823	103,273
Expected tax benefit of TRS	2,575	1,597	16,904

State income tax benefit, net of federal (provision)	517	(760)	678
Change in valuation allowance	(3,222)	(299)	(23,997)
Other permanent items	(729)	(647)	645
Tax refunds and credits	500	—	(820)
Income tax provision, net	$(359)	$(109)	$(6,590)

The Company’s tax years from 2019 to 2022 will remain open to examination by the federal and state authorities for three and four years, respectively.

In 2020, the Company recorded a full valuation allowance on its deferred income tax assets, net. The Company was no longer assured that it would be able to realize these assets due to uncertainties regarding the long-term impact of the COVID-19 pandemic on the Company’s hotel operations.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows (unaudited):

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income (1)	$0.100	100%	$—	—%	$0.050	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.100	100%	$—	—%	$0.050	100%

Preferred Stock — Series E
Ordinary income (1)	$—	—%	$0.772	100%	$1.738	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.772	100%	$1.738	100%

Preferred Stock — Series F
Ordinary income (1)	$—	—%	$0.990	100%	$1.613	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.990	100%	$1.613	100%

Preferred Stock — Series G
Ordinary income (1)	$0.567	100%	$0.234	100%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.567	100%	$0.234	100%	$—	—%

Preferred Stock — Series H
Ordinary income (1)	$1.531	100%	$0.923	100%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.531	100%	$0.923	100%	$—	—%

Preferred Stock — Series I
Ordinary income (1)	$1.425	100%	$0.653	100%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.425	100%	$0.653	100%	$—	—%
(1)	Ordinary income qualifies for Section 199A treatment per the 2017 Tax Cuts and Jobs Act.

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

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G preferred stock to the hotel’s seller as partial payment of the hotel (see Note 3). The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s investment in the resort. The annual dividend rate is expected to increase in 2024 to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	2022	2021	2020
Number of common shares repurchased	10,245,324	—	9,770,081
Cost, including fees and commissions	$108,442	$—	$103,894
Number of preferred shares repurchased (1)	—	—	—
(1)	The redemptions of the Series E preferred stock and the Series F preferred stock in June 2021 and August 2021, respectively, were completed through separate authorizations by the Company’s board of directors.

As of December 31, 2022, $391.8 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

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

Details of the Company’s issuances of common stock under the ATM Agreements were as follows (dollars in thousands):

	2022	2021	2020
Number of shares issued	—	2,913,682	—
Gross proceeds	$—	$38,443	$—

As of December 31, 2022, the Company has $300.0 million authorized for sale under the ATM Agreements.

Dividends and Distributions

The Company declared dividends and distributions per share on its preferred stock and common stock, respectively, as follows:

	2022	2021	2020
Series E preferred stock	$—	$0.772222	$1.7375
Series F preferred stock	$—	$0.989896	$1.6125
Series G preferred stock	$0.567112	$0.233685	$—
Series H preferred stock	$1.531252	$0.923004	$—
Series I preferred stock	$1.425000	$0.653125	$—
Common stock	$0.100000	$—	$0.0500

12. Incentive Award Plan

In April 2022, the Company’s stockholders approved the 2022 Incentive Award Plan (the “Plan”), which replaced the Company’s prior long-term incentive plan. The Plan provides for granting discretionary awards to employees, consultants and non-employee directors. The awards may be made in the form of options, restricted stock awards, dividend equivalents, stock payments, restricted stock units, other incentive awards, LTIP units or share appreciation rights. The Company has reserved 3,750,000 common shares for issuance under the Plan, and 3,731,191 shares remain available for future issuance as of December 31, 2022. At December 31, 2022, only shares of restricted stock were issued and outstanding under the Plan.

Should a stock grant be forfeited prior to its vesting, the shares covered by the stock grant are added back to the Plan and remain available for future issuance. Shares of common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligations upon the vesting of a stock grant are not added back to the Plan.

Restricted shares and units are measured at fair value on the date of grant and amortized as compensation expense over the relevant requisite service period or derived service period. The Company has elected to account for forfeitures as they occur.

As of December 31, 2022, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (in thousands):

	2022	2021		2020
Amortization expense, including forfeitures	$10,891	$12,788	(1)	$9,576

Capitalized compensation cost (2)	$481	$490		$412
(1)	In 2021, the Company recognized $1.1 million in amortization of deferred stock compensation expense related to the departure of its former Chief Executive Officer.
(2)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in hotels.

As of December 31, 2022, $12.3 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 22 months.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock grant activity:

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,463,315	$12.15	1,336,836	$14.01	1,217,850	$14.88
Granted	555,501	$11.41	1,478,874	$11.55	852,601	$12.91
Vested	(694,863)	$12.50	(1,116,989)	$13.65	(691,111)	$14.20
Forfeited	(34,807)	$11.79	(235,406)	$11.81	(42,504)	$14.05
Outstanding at end of year	1,289,146	$11.65	1,463,315	$12.15	1,336,836	$14.01

Restricted Stock Units

In February and March 2022, the Company granted performance-based restricted stock units that generally vest based on the Company’s total relative shareholder return and the achievement of pre-determined stock price targets during performance periods ranging from two years to five years as follows: 169,832 shares that vest based on the achievement of the Company’s total relative shareholder return following a two year performance period (the “Two Year Performance Period Shares”); 254,748 shares that vest based on the achievement of the Company’s total relative shareholder return following a three year performance period (the “Three Year Performance Period Shares”); and 188,004 shares that vest based on the achievement of pre-determined stock price targets during a five year performance period (the “Five Year Performance Period Shares”). The number of Two Year Performance Period Shares and Three Year Performance Period Shares that may become vested ranges from zero to 200%. Vesting of the Five Year Performance Period Shares is subject to the achievement of five increasing levels of the Company’s closing common stock price per share, from $13.50 to $19.50, sustained over a 20 consecutive trading day period. Earned Five Year Performance Period Shares will vest on the later to occur of the date on which the stock price target is achieved and the third anniversary of the grant date.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2022	2021	2020
Basic management fees	$24,858	$13,406	$7,095
Incentive management fees	6,696	1,806	—
Total basic and incentive management fees	$31,554	$15,212	$7,095

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2022	2021	2020
Franchise assessments (1)	$14,690	$9,060	$5,998
Franchise royalties (2)	1,149	2,294	1,062
Total franchise costs	$15,839	$11,354	$7,060
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Prior to the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 (see Note 4), franchise royalties included key money received from the hotel’s franchisor, which the Company was amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At December 31, 2022, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2022 totaled $57.6 million.

401(k) Savings and Retirement Plan

The Company’s corporate employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2022, 2021 and 2020, and were included in corporate overhead expense on the Company’s consolidated statements of operations.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.4 million in 2022, $1.0 million in 2021 and $0.8 million in 2020.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2022, approximately 29.4% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of December 31, 2022, 11 of the 15 Hotels were geographically concentrated as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms	2022 Revenue
California	5	34%	39%
Florida	3	17%	14%
Hawaii	1	7%	18%
Massachusetts	2	19%	17%

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

During 2022 and 2021, the Company incurred Hurricane Ida-related restoration expenses of $1.6 million and $2.9 million, respectively, at the Hilton New Orleans St. Charles and $0.1 million and $1.3 million, respectively, at the JW Marriott New Orleans. All restoration expenses are included in repairs and maintenance expense on the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021. In addition, in 2021, the Company wrote-off $2.7 million in assets at the Hilton New Orleans St. Charles due to Hurricane Ida-related damage, which is included in impairment losses on the accompanying consolidated statement of operations for the year ended December 31, 2021. Though the property damage claim has not been finalized, the Company recognized an advance payment of $4.4 million from its insurers in 2022 for Hurricane Ida-related property damage expenses previously incurred, which is included in interest and other income (loss) on the accompanying consolidated statement of operations for the year ended December 31, 2022. During 2022, the Company also recognized an advance payment of $1.0 million from its insurers related to its ongoing business interruption claim at the Hilton New Orleans St. Charles, which is included in other operating revenue on the accompanying consolidated statement of operations for the year ended December 31, 2022.

In late September 2022, two of the Company’s Florida hotels, the Oceans Edge Resort & Marina and the Renaissance Orlando at SeaWorld® were immaterially impacted by Hurricane Ian. In the fourth quarter of 2022, the Company incurred Hurricane Ian-related restoration expenses of $0.1 million and $0.2 million at the Oceans Edge Resort & Marina and the Renaissance Orlando at SeaWorld®, respectively, which is included in repairs and maintenance expense on the accompanying consolidated statement of operations for the year ended December 31, 2022. The Company anticipates that the costs to restore the damages will not exceed either of the hotels’ property insurance deductible.

The Company may incur additional expenses related to Hurricane Ida and Hurricane Ian at the New Orleans and Florida hotels in the future. Any additional expenses will be recognized as incurred, and any additional property damage or business interruption recoveries will not be recognized until final settlements have been reached with the Company’s insurers.

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”). As of December 31, 2022, the Company has been relieved of $1.0 million of the potential obligation to the hotel’s employees, $0.2 million in 2022 and $0.8 million in 2021. In addition, the potential obligation is reassessed at the end of every quarter, resulting in gains on extinguishment of debt of $0.1 million in 2022 and $0.3 million in 2021, both of which are included in (loss) gain on extinguishment of debt, net on the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, restricted cash on the accompanying consolidated balance sheets included $10.2 million and $10.4 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. Other current liabilities on the accompanying consolidated balance sheets as of December 31, 2022 and 2021 included the potential obligation balances of $10.2 million and $10.5 million, respectively (see Note 14).

Coterminous with the Company’s acquisition of the Four Seasons Resort Napa Valley in 2021, the Company was required to deposit $3.1 million into a restricted bank account owned by the Company, but to which the hotel’s management company, Four Seasons, has sole and unrestricted access to withdraw funds for the purpose of satisfying any potential employee-related obligations that arise in connection with the termination of hotel personnel and any employment claim by hotel personnel (“severance obligations”). Prior to Four Seasons withdrawing funds from the restricted account, the Company has the option to pay the severance obligations using its cash on hand. Should amounts in the restricted bank account be used to fund the severance obligations, the Company will be required to deposit additional funds into the restricted bank account so that the amount in the account totals any estimated future severance obligations. Currently, the estimated future severance obligations total $3.1 million, which is included in restricted cash on the accompanying consolidated balance sheets as of both December 31, 2022 and 2021 (see Note 14); however, the estimated future severance obligations may increase up to a maximum of $5.0 million.

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

At December 31, 2022, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2022. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both December 31, 2022 and 2021.

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

14. Subsequent Events

Subsequent to December 31, 2022 and through the date of issuance of these financial statements, the Company repurchased 1,149,805 shares of its common stock for $11.0 million, including fees and commissions.

In January 2023, Four Seasons consented to release the $3.1 million held in a restricted bank account for the purpose of satisfying any potential severance obligations at the Four Seasons Resort Napa Valley (see Note 13). Concurrently, the Company agreed to provide an unconditional guaranty to Four Seasons for the full and prompt payment of all amounts payable by the Company to Four Seasons relating to employee liability. The $3.1 million was released to the Company in January 2023.

In February 2023, the Company was relieved of $9.8 million of its obligation for potential employee-related obligations related to the Hilton Times Square (see Note 13) and the funds were released from escrow to the Company.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2022 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$128,189	$58,527	$298,778	$357,305	$111,078	7/2/2013	5-35
Four Seasons Resort Napa Valley	—	(2)	23,514	128,645	—	1,682	23,514	130,327	153,841	3,941	12/1/2021	5-40
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	15,780	3,698	69,358	73,056	14,485	5/1/2013	5-35
Hilton San Diego Bayfront	220,000		—	424,992	—	31,798	—	456,790	456,790	99,748	4/15/2011	5-57
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	105,214	116,140	236,644	352,784	82,611	12/2/2013	5-35
JW Marriott New Orleans	76,136		—	73,420	15,147	40,596	15,147	114,016	129,163	37,554	2/15/2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	77,767	51,598	248,005	299,603	119,968	3/23/2007	5-35
Montage Healdsburg	—	(2)	40,326	194,589	—	1,373	40,326	195,962	236,288	10,032	4/22/2021	5-40
Oceans Edge Resort & Marina	—	(2)	92,510	74,361	2,515	6,576	95,025	80,937	175,962	12,528	7/25/2017	5-40
Renaissance Long Beach	—	(2)	10,437	37,300	—	27,757	10,437	65,057	75,494	34,160	6/23/2005	5-35
Renaissance Orlando at SeaWorld ®	—	(2)	—	119,733	30,717	71,124	30,717	190,857	221,574	97,734	6/23/2005	5-35
Renaissance Washington DC	—	(2)	14,563	132,800	—	75,036	14,563	207,836	222,399	104,081	7/13/2005	5-35
The Bidwell Marriott Portland	—	(2)	5,341	20,705	—	27,526	5,341	48,231	53,572	21,734	8/11/2000	5-35
The Confidante Miami Beach	—	(2)	87,791	140,725	—	32	87,791	140,757	228,548	2,078	6/1/2022	3-40
Wailea Beach Resort	—	(2)	119,707	194,137	—	116,079	119,707	310,216	429,923	84,229	7/14/2014	5-40
	$296,136		$624,152	$2,067,242	$48,379	$726,529	$672,531	$2,793,771	$3,466,302	$835,961
(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.8 billion (unaudited) at December 31, 2022.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2022, the Company has no outstanding indebtedness under its credit facility.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2022	2021	2020

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,334,153	$3,094,962	$3,551,715
Activity during year:
Acquisitions	229,030	387,074	1,296
Improvements	76,230	36,884	47,547
Impairment losses	—	(3,264)	(252,909)
Changes in reporting presentation (1)	—	(53,068)	—
Dispositions	(173,111)	(128,435)	(252,687)
Balance at the end of the year	$3,466,302	$3,334,153	$3,094,962
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$799,641	$772,289	$888,378
Depreciation	95,495	96,508	101,218
Impairment losses	—	(579)	(137,292)
Changes in reporting presentation (1)	—	(24,144)	—
Dispositions	(59,175)	(44,433)	(80,015)
Balance at the end of the year	$835,961	$799,641	$772,289
(1)	Changes in reporting presentation in 2021 include the net assets for the Hyatt Centric Chicago Magnificent Mile, which the Company classified as held for sale as of December 31, 2021 due to its sale in February 2022.