Form 10-Q
period 2023-03-31
Sunstone Hotel Investors, Inc.
filed 2023-05-05
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 207,102,139 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,386	$101,223
Restricted cash	49,115	55,983
Accounts receivable, net	41,981	42,092
Prepaid expenses and other current assets	20,502	14,668
Total current assets	207,984	213,966
Investment in hotel properties, net	2,836,894	2,840,928
Operating lease right-of-use assets, net	16,100	15,025
Deferred financing costs, net	4,680	5,031
Other assets, net	7,514	7,867
Total assets	$3,073,172	$3,082,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,061	$56,849
Accrued payroll and employee benefits	17,475	22,801
Dividends and distributions payable	14,231	13,995
Other current liabilities	74,125	65,213
Current portion of notes payable, net	222,043	222,030
Total current liabilities	380,935	380,888
Notes payable, less current portion, net	590,308	590,651
Operating lease obligations, less current portion	15,425	14,360
Other liabilities	14,102	11,957
Total liabilities	1,000,770	997,856
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both March 31, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both March 31, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both March 31, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 207,410,059 shares issued and outstanding at March 31, 2023 and 209,320,447 shares issued and outstanding at December 31, 2022	2,074	2,093
Additional paid in capital	2,446,185	2,465,595
Retained earnings	1,056,440	1,035,353
Cumulative dividends and distributions	(1,713,547)	(1,699,330)
Total stockholders’ equity	2,072,402	2,084,961

Total liabilities and stockholders' equity	$3,073,172	$3,082,817

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Room	$152,438	$108,772
Food and beverage	70,812	39,583
Other operating	20,193	23,960
Total revenues	243,443	172,315
OPERATING EXPENSES
Room	39,064	30,461
Food and beverage	48,535	32,319
Other operating	5,757	5,436
Advertising and promotion	13,022	10,474
Repairs and maintenance	9,446	9,714
Utilities	7,092	5,705
Franchise costs	3,918	3,004
Property tax, ground lease and insurance	19,233	15,991
Other property-level expenses	31,777	23,910
Corporate overhead	8,468	10,714
Depreciation and amortization	32,342	31,360
Total operating expenses	218,654	179,088
Interest and other income	541	4,380
Interest expense	(13,794)	(5,081)
Gain on sale of assets	—	22,946
Gain (loss) on extinguishment of debt, net	9,909	(213)
Income before income taxes	21,445	15,259
Income tax provision	(358)	(136)
NET INCOME	21,087	15,123
Income from consolidated joint venture attributable to noncontrolling interest	—	(1,134)
Preferred stock dividends	(3,768)	(3,773)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,319	$10,216

Basic and diluted per share amounts:
Basic income attributable to common stockholders per common share	$0.08	$0.05
Diluted income attributable to common stockholders per common share	$0.08	$0.05

Basic weighted average common shares outstanding	207,035	217,271
Diluted weighted average common shares outstanding	207,282	217,271

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock				Cumulative
	Number of		Number of		Additional	Retained	Dividends and
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Total
Balance at December 31, 2022 (audited)	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$1,035,353	$(1,699,330)	$2,084,961
Amortization of deferred stock compensation	—	—	—	—	2,545	—	—	2,545
Issuance of restricted common stock, net	—	—	55,970	1	(3,349)	—	—	(3,348)
Forfeiture of restricted common stock	—	—	(1,435)	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,449)	(10,449)
Series G preferred stock dividends and dividends payable at $0.219536 per share	—	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(1,964,923)	(20)	(18,606)	—	—	(18,626)
Net income	—	—	—	—	—	21,087	—	21,087
Balance at March 31, 2023	11,250,000	$281,250	207,410,059	$2,074	$2,446,185	$1,056,440	$(1,713,547)	$2,072,402

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

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,087	$15,123
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(58)	64
Gain on sale of assets	—	(22,946)
(Gain) loss on extinguishment of debt, net	(9,909)	213
Noncash interest on derivatives, net	1,832	(1,842)
Depreciation	32,214	31,288
Amortization of franchise fees and other intangibles	110	66
Amortization of deferred financing costs	545	680
Amortization of deferred stock compensation	2,427	3,578
Gain on hurricane-related damage	—	(4,369)
Changes in operating assets and liabilities:
Accounts receivable	264	(5,931)
Prepaid expenses and other assets	(5,604)	(136)
Accounts payable and other liabilities	9,718	3,319
Accrued payroll and employee benefits	(5,326)	(5,613)
Operating lease right-of-use assets and obligations	(52)	(346)
Net cash provided by operating activities	47,248	13,148
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	191,291
Proceeds from property insurance	—	3,910
Acquisitions of hotel properties and other assets	—	(546)
Renovations and additions to hotel properties and other assets	(22,474)	(30,299)
Net cash (used in) provided by investing activities	(22,474)	164,356
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(18,626)	(43,465)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Payments on notes payable	(524)	(35,503)
Dividends and distributions paid	(13,981)	(3,513)
Net cash used in financing activities	(36,479)	(85,832)
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,705)	91,672
Cash and cash equivalents and restricted cash, beginning of period	157,206	162,717
Cash and cash equivalents and restricted cash, end of period	$145,501	$254,389

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	March 31,
	2023	2022
Cash and cash equivalents	$96,386	$214,905
Restricted cash	49,115	39,484
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$145,501	$254,389

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$14,127	$9,761
Cash paid for income taxes	$40	$103
Operating cash flows used for operating leases	$1,409	$1,730

Changes in operating lease right-of-use assets	$1,088	$1,007
Changes in operating lease obligations	(1,140)	(1,353)
Changes in operating lease right-of-use assets and lease obligations, net	$(52)	$(346)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Three Months Ended March 31,
	2023	2022
Accrued renovations and additions to hotel properties and other assets	$15,382	$19,049
Disposition deposit received in prior year in connection with sale of hotel	$—	$4,000
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$2,163	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$—	$44,712
Assignment of finance lease obligation in connection with sale of hotel	$—	$15,569
Assignment of operating lease right-of-use asset in connection with sale of hotel	$—	$2,275
Assignment of operating lease obligation in connection with sale of hotel	$—	$2,609
Amortization of deferred stock compensation — construction activities	$118	$123
Dividends and distributions payable	$14,231	$3,773

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

As of March 31, 2023, the Company owned 15 hotels (the “15 Hotels”) currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	6
Hyatt Hotels Corporation	2
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1
Hilton Worldwide	1
Interstate Hotels & Resorts, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of March 31, 2023	15

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Basic earnings attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards and units, using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$21,087	$15,123
Income from consolidated joint venture attributable to noncontrolling interest	—	(1,134)
Preferred stock dividends	(3,768)	(3,773)
Distributions paid to participating securities	(52)	—
Undistributed income allocated to participating securities	(40)	(67)
Numerator for basic and diluted income attributable to common stockholders	$17,227	$10,149
Denominator:
Weighted average basic common shares outstanding	207,035	217,271
Unvested restricted stock units	247	—
Weighted average diluted common shares outstanding	207,282	217,271

Basic income attributable to common stockholders per common share	$0.08	$0.05
Diluted income attributable to common stockholders per common share	$0.08	$0.05

At March 31, 2023 and 2022, the Company excluded 1,039,023 and 1,323,953 anti-dilutive unvested time-based restricted stock awards, respectively, from its calculation of diluted earnings per share (see Note 10).

The Company also had unvested performance-based restricted stock units as of March 31, 2023 and 2022 that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined price targets. Based on the Company’s common stock performance for the three months ended March 31, 2023 and 2022, the Company excluded 188,004 and 612,584 anti-dilutive performance-based restricted stock units, respectively, from its calculations of diluted earnings per share (see Note 10).

Restricted Cash

Restricted cash primarily includes lender reserves required by the Company’s debt agreements and reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of March 31, 2023 and December 31, 2022 included $0.3 million and $10.2 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels and $0.2 million held as collateral for certain letters of credit as of both March 31, 2023 and December 31, 2022. Restricted cash as of December 31, 2022 also included $3.1 million held in escrow for the purpose of satisfying any potential employee-related obligations that should arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley (see Note 11).

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

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, net operating income and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three months ended March 31, 2023 or 2022.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no ROU assets were impaired during either the three months ended March 31, 2023 or 2022.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Trade receivables, net (1)	$21,848	$19,751
Contract liabilities (2)	$58,921	$50,219
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three months ended March 31, 2023 and 2022, the Company recognized approximately $27.5 million and $13.8 million, respectively, in revenue related to its outstanding contract liabilities.

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

Currently, the Company’s $220.0 million loan secured by the Hilton San Diego Bayfront and its related interest rate cap derivative are subject to LIBOR. Both the loan and its related interest rate cap derivative mature and expire, respectively, in December 2023. The adoptions of ASU No. 2020-04 and ASU No. 2022-06 are not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Land	$672,531	$672,531
Buildings and improvements	2,799,778	2,793,771
Furniture, fixtures and equipment	428,282	426,189
Intangible assets	42,187	42,187
Construction in progress	91,710	71,689
Investment in hotel properties, gross	4,034,488	4,006,367
Accumulated depreciation and amortization	(1,197,594)	(1,165,439)
Investment in hotel properties, net	$2,836,894	$2,840,928

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both March 31, 2023 and December 31, 2022, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of March 31, 2023 and December 31, 2022, 51.6% and 42.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives and forward starting interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2023 (unaudited) and December 31, 2022 were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$815,612	$794,202	$816,136	$809,141

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the current uncertain economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2023 (unaudited) and December 31, 2022 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2023	2022
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2022	December 9, 2023	$220,000	$17	$60
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026	$75,000	30	N/A
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026	$100,000	(1,611)	N/A
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	N/A	N/A	208
							$(1,564)	$268
(1)	The fair values of the cap derivative are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of both March 31, 2023 and December 31, 2022. The Term Loan 1 swap derivatives are included in other assets and other liabilities, as applicable, on the accompanying consolidated balance sheet as of March 31, 2023. The fair value of the Term Loan 2 swap derivative is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of December 31, 2022.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the three months ended March 31, 2023 and 2022 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Noncash interest on derivatives, net	$1,832	$(1,842)

5. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Property and equipment, net	$3,733	$3,685
Deferred rent on straight-lined third-party tenant leases	2,392	2,413
Liquor licenses	930	933
Other	459	836
Total other assets, net	$7,514	$7,867

6. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
			Interest Rate		March 31,	December 31,
	Rate Type		at March 31, 2023	Maturity Date	2023	2022
					(unaudited)
Mortgage Loans
Hilton San Diego Bayfront	Partially fixed	(1)	LIBOR + 1.30%	December 9, 2023	$220,000	$220,000
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	75,612	76,136
Total mortgage loans					$295,612	$296,136
Corporate Credit Facilities
Term Loan 1	Partially fixed	(2)	SOFR + 0.10% + (1.35% to 2.20%)	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(3)	SOFR + 0.10% + (1.35% to 2.20%)	January 25, 2028	175,000	175,000
Total corporate credit facilities					$350,000	$350,000
Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000
Total notes payable					$815,612	$816,136
(1)	The mortgage loan secured by the Hilton San Diego Bayfront is subject to an interest rate cap derivative (see Note 4). In conjunction with the Company’s extension of the loan in December 2022, the LIBOR spread increased from 1.05% to 1.30%. The effective interest rates on the loan were 6.106% and 5.571% at March 31, 2023 and December 31, 2022, respectively (see Note 12).
(2)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 4). The effective interest rates on the term loan were 5.664% and 5.822% as of March 31, 2023 and December 31, 2022, respectively.
(3)	Term Loan 2 was subject to an interest rate swap derivative until the swap expired in January 2023 (see Note 4). The effective interest rates on the term loan were 6.115% and 4.269% at March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Notes payable on the Company’s accompanying consolidated balance sheets are presented net of deferred financing costs as follows (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Current portion of notes payable	$222,100	$222,086
Less: current portion of deferred financing costs	(57)	(56)
Carrying value of current portion of notes payable	$222,043	$222,030

Notes payable, less current portion	$593,512	$594,050
Less: long-term portion of deferred financing costs	(3,204)	(3,399)
Carrying value of notes payable, less current portion	$590,308	$590,651

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense on debt and finance lease obligation	$11,417	$6,243
Noncash interest on derivatives, net	1,832	(1,842)
Amortization of deferred financing costs	545	680
Total interest expense	$13,794	$5,081

7. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Property, sales and use taxes payable	$11,199	$7,500
Accrued interest	4,205	6,915
Advance deposits	51,288	44,224
Management fees payable	1,857	1,584
Other	5,576	4,990
Total other current liabilities	$74,125	$65,213

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Deferred revenue	$7,718	$6,088
Deferred rent	2,391	2,718
Interest rate swap derivative	1,611	—
Other	2,382	3,151
Total other liabilities	$14,102	$11,957

8. Leases

As of both March 31, 2023 and December 31, 2022, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Right-of-use assets, net	$16,100	$15,025

Accounts payable and accrued expenses	$4,704	$4,652
Lease obligations, less current portion	15,425	14,360
Total lease obligations	$20,129	$19,012

Weighted average remaining lease term	34 years
Weighted average discount rate	5.3%

In January 2023, the Company relocated its corporate headquarters and recognized a $2.2 million operating lease right-of-use asset and related lease obligation.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Finance lease cost (1):
Interest on lease obligation	$—	$117
Operating lease cost	1,359	1,389
Variable lease cost (2)	2,086	881
Sublease income (3)	(297)	—
Total lease cost	$3,148	$2,387
(1)	Finance lease cost for the three months ended March 31, 2022 included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022.
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(3)	During the fourth quarter of 2022, the Company entered into a sublease agreement on its previous corporate headquarters, which became effective in January 2023. Sublease income is included in corporate overhead in the accompanying consolidated statement of operations for the three months ended March 31, 2023.

9. Stockholders’ Equity

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

Common Stock

Stock Repurchase Program. In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s common and preferred stock. The stock repurchase program has no stated expiration date. In February 2023, the Company’s board of directors reauthorized the existing stock repurchase program and restored the $500.0 million of aggregate common and preferred stock allowed to be repurchased under the program.

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of common shares repurchased	1,964,923	3,879,025
Cost, including fees and commissions	$18,626	$43,465
Number of preferred shares repurchased	—	—

As of March 31, 2023, $492.4 million remains available for repurchase under the stock repurchase program (see Note 12). Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

ATM Agreements. In February 2017, the Company entered into separate “At the Market” Agreements (the “2017 ATM Agreements”) with several financial institutions. In accordance with the terms of the 2017 ATM Agreements, the Company could from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. In February 2023, the Company’s board of directors reauthorized the $300.0 million 2017 ATM Agreements, or new similar agreements.

In March 2023, the Company terminated the 2017 ATM Agreements and entered into similar separate “At the Market” Agreements (the “2023 ATM Agreements”) with several financial institutions. In accordance with the terms of the 2023 ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under either the 2017 ATM Agreements or the 2023 ATM Agreements during the three months ended March 31, 2023 and 2022, leaving $300.0 million available for sale.

10. Incentive Award Plan

The Company’s Incentive Award Plan (the “Plan”) provides for granting discretionary awards to employees, consultants and non-employee directors. The awards may be made in the form of options, restricted stock awards, dividend equivalents, stock payments, restricted stock units, other incentive awards, LTIP units or share appreciation rights.

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

As of both March 31, 2023 and 2022, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization expense, including forfeitures	$2,427	$3,578

Capitalized compensation cost (1)	$118	$123
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity for the three months ended March 31, 2023:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2023	1,289,146	$11.65
Granted	368,412	$10.72
Vested	(617,100)	$12.00
Forfeited	(1,435)	$11.13
Unvested at March 31, 2023	1,039,023	$11.11

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return and the achievement of pre-determined stock price targets during performance periods ranging from two years to five years. The following is a summary of non-vested restricted stock unit activity, at target performance, for the three months ended March 31, 2023:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2023	612,584	$10.40
Granted	463,576	$11.07
Unvested at March 31, 2023	1,076,160	$10.69

The restricted stock units granted during the first quarter of 2023 vest based on the Company’s total relative shareholder return following a three year performance period. The number of shares that may become vested ranges from zero to 200%. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

Expected volatility	38.0%
Dividend yield (1)	—
Risk-free rate	4.18%
Expected term	3 years
(1)	Dividend equivalents are assumed to be reinvested in shares of the Company’s common stock and dividend equivalents will only be paid to the extent the award vests.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Basic management fees	$6,728	$4,669
Incentive management fees	3,527	1,558
Total basic and incentive management fees	$10,255	$6,227

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2022
Franchise assessments (1)	$3,611	$2,718
Franchise royalties	307	286
Total franchise costs	$3,918	$3,004
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At March 31, 2023, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at March 31, 2023 totaled $51.0 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of March 31, 2023, 11 of the 15 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
California	5	34%	39%
Florida	3	17%	16%
Hawaii	1	7%	17%
Massachusetts	2	19%	16%

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), of which the Company was relieved of $1.0 million as of December 31, 2022. In February 2023, the Company was relieved of an additional $9.8 million of the potential obligation and the funds were released from escrow to the Company, resulting in a $9.8 million gain on extinguishment of debt. The remaining potential obligation is reassessed at the end of every quarter, resulting in a total gain on extinguishment of debt of $9.9 million included on the accompanying consolidated statement of operations for the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, restricted cash on the accompanying consolidated balance sheets included $0.3 million and $10.2 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. The potential obligation balances of $0.3 million and $10.2 million were included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Coterminous with the Company’s acquisition of the Four Seasons Resort Napa Valley in 2021, the Company was required to deposit $3.1 million into a restricted bank account owned by the Company, but to which the hotel’s management company, Four Seasons, had sole and unrestricted access to withdraw funds for the purpose of satisfying any potential employee-related obligations that should arise in connection with potential future severance obligations, if those claims were not previously satisfied. The estimated future severance obligations total of $3.1 million was included in restricted cash on the accompanying consolidated balance sheet as of December 31, 2022. In January 2023, Four Seasons released the $3.1 million to the Company and the Company agreed to provide an unconditional guaranty to Four Seasons for the full and prompt payment of all amounts payable by the Company to Four Seasons relating to employee liability.

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

At March 31, 2023, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2023. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both March 31, 2023 and December 31, 2022.

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

12. Subsequent Events

Subsequent to the end of the first quarter of 2023 and through the date of issuance of these financial statements, the Company repurchased 301,461 shares of its common stock for $2.9 million, including fees and commissions, leaving $489.5 million remaining for repurchase under the program.

On May 1, 2023, the Company entered into a term loan agreement with several financial institutions which provides for a $225.0 million term loan facility. The term loan facility will bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.20% over the applicable adjusted term SOFR. The term loan facility has an initial term of two years with one 12-month extension option, which would result in an extended maturity of May 2026. The Company expects to use substantially all of the proceeds received from the term loan facility to fully repay the $220.0 million mortgage loan secured by the Hilton San Diego Bayfront.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2023, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	competition from hotels not owned by us or from new hotel supply or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, which could harm our occupancy levels and revenue at our hotels;
●	events beyond our control, including economic slowdowns or recessions, pandemics such as the pandemic caused by COVID-19 and its variants, natural disasters, civil unrest and terrorism;
●	increased inflation adversely affecting consumer confidence and increasing our hotel operating expenses, including wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance and utilities that may not be offset by increased room rates;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues, including those impacting our suppliers, our third-party hotel managers or our franchisors;
●	risks associated with the physical and transitional effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires adversely affecting our hotels;
●	the need for business-related group and transient travel, including the increased use of business-related technology;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	volatility in the debt and equity markets that may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	the ground lease for one of our hotels;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	interest rate volatility, which could reduce our access to capital markets or increase the cost of funding our debt requirements;
●	our hotels may become impaired, which may adversely affect our financial condition and results of operations;
●	corporate responsibility, specifically related to ESG factors and commitments, which may impose additional costs and expose us to new risks;
●	our level of debt, including secured, unsecured, fixed and variable rate debt and the corresponding interest expense associated with our debt;
●	financial and other covenants on our debt and preferred stock and the impact on our business of potential defaults by us on our debt agreements or ground lease;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT; and
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotels. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”), which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2023, we owned 15 hotels, which average 516 rooms in size. All but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

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

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset (prior to the related hotel’s sale in February 2022), franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation (prior to the related hotel’s sale in February 2022), gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax provision, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Income from consolidated joint venture attributable to noncontrolling interest, which includes the net income attributable to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the cash component of ground lease expense for any finance lease obligation that was included

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

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulty, including those caused by pandemics and inflation, business and leisure travelers may reduce costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as international pandemic-related travel restrictions are lifted; whereas operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb affects the ability of existing hotels to generate growth in RevPAR and profits. We believe that both new full-service hotel construction and new hotel openings will be delayed in the near-term due to several factors, including COVID-19’s effect on the economy, increased borrowing costs and increased materials and construction costs.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2023 and 2022, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2023	2022	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$152,438	$108,772	$43,666	40.1%
Food and beverage	70,812	39,583	31,229	78.9%
Other operating	20,193	23,960	(3,767)	(15.7)%
Total revenues	243,443	172,315	71,128	41.3%
OPERATING EXPENSES
Hotel operating	146,067	113,104	32,963	29.1%
Other property-level expenses	31,777	23,910	7,867	32.9%
Corporate overhead	8,468	10,714	(2,246)	(21.0)%
Depreciation and amortization	32,342	31,360	982	3.1%
Total operating expenses	218,654	179,088	39,566	22.1%
Interest and other income	541	4,380	(3,839)	(87.6)%
Interest expense	(13,794)	(5,081)	(8,713)	(171.5)%
Gain on sale of assets	—	22,946	(22,946)	(100.0)%
Gain (loss) on extinguishment of debt, net	9,909	(213)	10,122	4,752.1%
Income before income taxes	21,445	15,259	6,186	40.5%
Income tax provision	(358)	(136)	(222)	(163.2)%
NET INCOME	21,087	15,123	5,964	39.4%
Income from consolidated joint venture attributable to noncontrolling interest	—	(1,134)	1,134	100.0%
Preferred stock dividends	(3,768)	(3,773)	5	0.1%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,319	$10,216	$7,103	69.5%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Operations at most of our hotels during the first quarter of 2022 were negatively impacted by COVID-19’s Omicron variant. Consequently, the results of our operations for the first quarter of 2023 are not comparable to the same period in 2022.
●	Hotel Acquisition: In June 2022, we purchased The Confidante Miami Beach, resulting in increased revenues, operating expenses and depreciation expense for the first quarter of 2023 as compared to the same period in 2022.
●	Hotel Dispositions: In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile, and in March 2022, we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. As a result of these three hotel dispositions (the “Three Disposed Hotels”), our revenues, operating expenses and depreciation expense for the first quarter of 2023 are not comparable to the same period in 2022.

Room revenue. Room revenue increased $43.7 million, or 40.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

●	Room revenue at the 14 hotels we owned during the first quarters of both 2023 and 2022 (the “Existing Portfolio”) increased $36.8 million. Occupancy increased 1,600 basis points and the average daily room rate increased 3.2%, resulting in a 34.3% increase in RevPAR:

	Three Months Ended March 31,
	2023			2022			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	69.0%	$311.05	$214.62	53.0%	$301.44	$159.76	1,600	bps	3.2%	34.3%

The Confidante Miami Beach	83.9%	$365.88	$306.97	N/A	N/A	N/A	N/A		N/A	N/A

●	The Confidante Miami Beach caused room revenue to increase by $9.4 million.
●	The Three Disposed Hotels caused room revenue to decrease by $2.5 million.

Food and beverage revenue. Food and beverage revenue increased $31.2 million, or 78.9%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $27.3 million.
●	The Confidante Miami Beach caused food and beverage revenue to increase by $4.0 million.
●	The Three Disposed Hotels caused food and beverage revenue to decrease by $0.1 million.

Other operating revenue. Other operating revenue decreased $3.8 million, or 15.7%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

●	Other operating revenue at the Existing Portfolio decreased $4.3 million, primarily due to decreased COVID-19-related cancellation and attrition fees. In addition, other operating revenue in the first quarter of 2022 included a $1.6 million reimbursement to offset net losses at the Hyatt Regency San Francisco and $1.0 million in business interruption proceeds at the Hilton New Orleans related to Hurricane Ida disruption, with no corresponding revenue recognized in the first quarter of 2023. These decreases were partially offset by increased revenue from internet usage fees, parking fees, facility and resort fees, spa revenue and tenant rent.
●	The Confidante Miami Beach caused other operating revenue to increase by $1.2 million.
●	The Three Disposed Hotels caused other operating revenue to decrease by $0.6 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $33.0 million, or 29.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $30.4 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas and electricity. Partially offsetting these increased expenses, repairs and maintenance expenses decreased as our New Orleans hotels recognized $1.5 million in Hurricane Ida-related restoration expenses in the first quarter of 2022, with no corresponding expense recognized in the first quarter of 2023.
●	The Confidante Miami Beach caused hotel operating expenses to increase by $7.2 million.
●	The Three Disposed Hotels caused hotel operating expenses to decrease by $4.6 million.

Other property-level expenses. Other property-level expenses increased $7.9 million, or 32.9%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

●	Other property-level expenses at the Existing Portfolio increased $6.9 million, including a $3.7 million increase in management fees related to the increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, credit card commissions, employee recruiting and training expenses, and supply expenses.
●	The Confidante Miami Beach caused other property-level expenses to increase by $1.7 million.
●	The Three Disposed Hotels caused other property-level expenses to decrease by $0.8 million.

Corporate overhead expense. Corporate overhead expense decreased $2.2 million, or 21.0%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to decreased payroll expenses, deferred stock amortization expense and board of director expenses related to the chief executive officer transition costs recognized in the first quarter of 2022. Additional decreases to corporate overhead expense included due diligence expenses and legal fees, along with office rent expense due to the relocation of our corporate office in January 2023. These decreased expenses were partially offset by increased entity-level state franchise and minimum taxes and environmental, social and governance expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.0 million, or 3.1%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $0.6 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Confidante Miami Beach caused depreciation and amortization to increase by $1.2 million.
●	The Three Disposed Hotels resulted in a decrease in depreciation and amortization of $0.9 million.

Interest and other income. Interest and other income decreased $3.8 million, or 87.6%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. During the first quarter of 2023, we recognized interest income of $0.5 million.

During the first quarter of 2022, we recognized $4.4 million in insurance proceeds for Hurricane Ida-related property damage at our New Orleans hotels and a nominal amount of interest income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense on debt and finance lease obligation	$11,417	$6,243
Noncash interest on derivatives, net	1,832	(1,842)
Amortization of deferred financing costs	545	680
Total interest expense	$13,794	$5,081

Interest expense increased $8.7 million, or 171.5%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as follows:

Interest expense on our debt and finance lease obligation increased $5.2 million in the first quarter of 2023 as compared to the same period in 2022 primarily due to the additional amounts borrowed under our term loans in July 2022, as well as increased interest on our variable rate debt. These increases were partially offset due to our partial repayments of the senior notes in February 2022, decreases in the interest rates on our senior notes due to our exiting the covenant relief period in March 2022, and by decreased interest on our finance lease obligation due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $3.7 million in the first quarter of 2023 as compared to the same period in 2022.

The amortization of deferred financing costs caused interest expense to decrease $0.1 million in the first quarter of 2023 as compared to the same period in 2022.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 5.55% and 3.6% at March 31, 2023 and 2022, respectively. Approximately 51.6% and 61.8% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates, including forward starting interest rate swap derivatives, at March 31, 2023 and 2022, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero and $22.9 million for the three months ended March 31, 2023 and 2022, respectively. In the first quarter of 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

Gain (loss) on extinguishment of debt, net. Gain (loss) on extinguishment of debt, net totaled a gain of $9.9 million and a loss of $0.2 million for the three months ended March 31, 2023 and 2022, respectively. During the first quarter of 2023, we recognized a gain of $9.9 million associated with potential employee-related obligations arising from the assignment of the Hilton Times Square to the hotel’s mortgage holder in December 2020. In February 2023, we were relieved of $9.8 million of the potential employee-related obligations and the funds were released to us from escrow. In addition, during the first quarter of 2023, we recorded a gain of $0.1 million due to reassessments of the remaining potential employee-related obligations currently held in escrow.

During the first quarter of 2022, we recognized a loss of $0.2 million related to the accelerated amortization of deferred financing fees associated with the repayment of a portion of our senior notes.

Income tax provision. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the three months ended March 31, 2023, we recognized a current income tax provision of $0.4 million, resulting from current state and federal income tax expenses.

During the three months ended March 31, 2022, we recognized a current income tax provision of $0.1 million, resulting from current state income tax expense.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest, which represented the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, totaled zero and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

In June 2022, we acquired the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, resulting in our 100% ownership of the hotel.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Series G preferred stock	$582	$587
Series H preferred stock	1,761	1,761
Series I preferred stock	1,425	1,425
Total preferred stock dividends	$3,768	$3,773

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile (prior to the hotel’s sale in February 2022). We determined that the building lease was a finance lease, and, therefore, we included a portion of the lease payment each month in interest expense. We adjusted EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the respective period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net (income) loss allocated to the Hilton San Diego Bayfront partnership prior to our acquisition of the noncontrolling partner’s interest in June 2022, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$21,087	$15,123
Operations held for investment:
Depreciation and amortization	32,342	31,360
Interest expense	13,794	5,081
Income tax provision	358	136
Gain on sale of assets	—	(22,946)
EBITDAre	67,581	28,754

Operations held for investment:
Amortization of deferred stock compensation	2,427	3,578
Amortization of right-of-use assets and obligations	(52)	(346)
Amortization of contract intangibles, net	(18)	(6)
Finance lease obligation interest — cash ground rent	—	(117)
(Gain) loss on extinguishment of debt, net	(9,909)	213
Hurricane-related insurance restoration proceeds net of losses	—	(2,893)
Noncontrolling interest	—	(2,020)
Adjustments to EBITDAre, net	(7,552)	(1,591)
Adjusted EBITDAre, excluding noncontrolling interest	$60,029	$27,163

Adjusted EBITDAre, excluding noncontrolling interest increased $32.9 million, or 121.0%, in the first quarter of 2023 as compared to the same period in 2022 due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $22.8 million, or 61.7%, in the first quarter of 2023 as compared to the same period in 2022 primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the first quarter of 2023.

●	The Confidante Miami Beach recorded Adjusted EBITDAre of $5.7 million in the first quarter of 2023.
●	The Three Disposed Hotels recorded net negative Adjusted EBITDAre of $2.2 million in the first quarter of 2022.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$21,087	$15,123
Preferred stock dividends	(3,768)	(3,773)
Operations held for investment:
Real estate depreciation and amortization	32,191	31,027
Gain on sale of assets	—	(22,946)
Noncontrolling interest	—	(1,924)
FFO attributable to common stockholders	49,510	17,507

Operations held for investment:
Amortization of deferred stock compensation	2,427	3,578
Real estate amortization of right-of-use assets and obligations	(119)	(286)
Amortization of contract intangibles, net	83	60
Noncash interest on derivatives, net	1,832	(1,842)
(Gain) loss on extinguishment of debt, net	(9,909)	213
Hurricane-related insurance restoration proceeds net of losses	—	(2,893)
Noncontrolling interest	—	74
Adjustments to FFO attributable to common stockholders, net	(5,686)	(1,096)
Adjusted FFO attributable to common stockholders	$43,824	$16,411

Adjusted FFO attributable to common stockholders increased $27.4 million, or 167.0%, in the first quarter of 2023 as compared to the same period in 2022 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions and business interruption and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, repurchases of our common stock, repayments of notes payable and dividends and distributions on our preferred and common stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $47.2 million for the three months ended March 31, 2023 as compared to $13.1 million for the three months ended March 31, 2022. The net increase in cash provided by operating activities during the first quarter of 2023 as compared to the same period in 2022 was primarily due to the increase in travel demand benefiting our hotels and additional operating cash provided by the newly-acquired The Confidante Miami Beach, partially offset by a decrease in operating cash caused by the sales of the Three Disposed Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash (used in) provided by investing activities during the first quarter of 2023 as compared to the first quarter of 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Proceeds from sale of assets	$—	$191,291
Proceeds from property insurance	—	3,910
Acquisitions of hotel properties and other assets	—	(546)
Renovations and additions to hotel properties and other assets	(22,474)	(30,299)
Net cash (used in) provided by investing activities	$(22,474)	$164,356

During the first quarter of 2023, we invested $22.5 million for renovations and additions to our portfolio and other assets.

During the first quarter of 2022, we received total proceeds of $191.3 million from our sales of three hotels, consisting of $63.2 million for the Hyatt Centric Chicago Magnificent Mile (having already received a $4.0 million disposition deposit in December

2021) and $128.1 million for the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, we received insurance proceeds of $3.9 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were partially offset by $0.5 million paid to acquire additional wet and dry boat slips at the Oceans Edge Resort & Marina and $30.3 million invested for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, debt restructurings and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first quarter of 2023 as compared to the first quarter of 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Repurchases of outstanding common stock	$(18,626)	$(43,465)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Payments on notes payable	(524)	(35,503)
Dividends and distributions paid	(13,981)	(3,513)
Net cash used in financing activities	$(36,479)	$(85,832)

During the first quarter of 2023, we paid $18.6 million to repurchase 1,964,923 shares of our outstanding common stock. We also paid $3.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.5 million in scheduled principal payments on our notes payable and $14.0 million in dividends and distributions to our preferred and common stockholders.

During the first quarter of 2022, we paid $43.5 million to repurchase 3,879,025 shares of our outstanding common stock. In addition, we paid $35.5 million in principal payments on our notes payable, including $35.0 million to repay a portion of our senior notes and $0.5 million in scheduled principal payments on our notes payable. We also paid $3.4 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees and $3.5 million in dividends to our preferred stockholders.

Future. We expect our primary sources of cash will continue to be our working capital, credit facility, dispositions of hotel properties and proceeds from public and private offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed. As a result of rising inflation rates and interest rates, as well as a possible recession in 2023, certain sources of capital may not be as readily available to us as they have in the past or may come at higher costs.

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, repurchases of our common stock, distributions on our common stock, dividends on our preferred stock and acquisitions of hotels or interests in hotels.

The recent increases in inflation and interest rates have had, and we expect will continue to have, a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. The ability of our hotel operators to adjust rates has mitigated the impact of increased operating costs on our financial position and results of operations. However, the increases in interest rates is negatively affecting our variable rate debt, resulting in increased interest payments.

Cash Balance. As of March 31, 2023, our unrestricted cash balance was $96.4 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of March 31, 2023, we had $815.6 million of debt, $145.5 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2023, we have no amount outstanding under the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

As of March 31, 2023, 51.6% of our outstanding debt had fixed interest rates or either had been swapped or was under contract to be swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, unsecured corporate-level Term

Loan 1 and two unsecured corporate-level senior notes. In March 2023, we entered into two interest rate swaps on Term Loan 1, the first of which was effective March 17, 2023, expires March 17, 2026, and fixes the SOFR rate on $75.0 million of Term Loan 1 to 3.675%, resulting in an effective interest rate of 5.125% as of March 31, 2023. The second interest rate swap will be effective September 14, 2023, expires September 14, 2026, and fixes the SOFR rate on the remaining $100.0 million of Term Loan 1 to 3.931%.

The Company’s floating rate debt as of March 31, 2023 includes the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap derivative that caps the underlying floating rate interest benchmark at 6.0% until December 2023, $100.0 million of Term Loan 1 and the $175.0 million unsecured corporate-level Term Loan 2, which was subject to an interest rate swap derivative until the derivative matured in January 2023.

On May 1, 2023, we entered into a new term loan agreement with several financial institutions which provides for a $225.0 million term loan facility. The term loan facility will bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.20% over the applicable adjusted term SOFR. The term loan facility has an initial term of two years with one 12-month extension option, which would result in an extended maturity of May 2026. We expect to use substantially all of the proceeds received from the term loan facility to fully repay the $220.0 million mortgage loan secured by the Hilton San Diego Bayfront, which is scheduled to mature in December 2023.

We may in the future seek to obtain mortgages on one or more of our 13 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of March 31, 2023. Our 13 unencumbered hotels include: Boston Park Plaza; Four Seasons Resort Napa Valley; Hilton New Orleans St. Charles; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg; Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; The Confidante Miami Beach; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced. Following the repayment of the loan secured by the Hilton San Diego Bayfront, we will have 14 unencumbered hotels, all of which will be held by subsidiaries whose interests are pledged to our credit facility.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of March 31, 2023 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$815,612	$222,100	$138,512	$455,000	$—
Interest obligations on notes payable (1)	149,235	42,758	60,757	45,720	—
Operating lease obligations, including imputed interest (2) (3)	20,094	5,479	10,524	1,802	2,289
Construction commitments	51,039	51,039	—	—	—
Total	$1,035,980	$321,376	$209,793	$502,522	$2,289
(1)	Interest is calculated based on the loan balances and variable rates, as applicable, at March 31, 2023, and includes the effect of our interest rate derivatives.
(2)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our previous corporate headquarters.
(3)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $22.5 million in our portfolio and other assets during the first quarter of 2023. As of March 31, 2023, we have contractual construction commitments totaling $51.0 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s applicable annual revenue. As of March 31, 2023, our balance sheet includes restricted cash of $46.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. We perform a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. Our judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, net operating income and margins, as well as specific market and economic conditions.

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

As of March 31, 2023, 78.5% of our debt obligations are fixed in nature or are subject to interest rate cap or swap derivatives, including forward starting interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.5 million based on the variable rates at March 31, 2023.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of the Company’s common and preferred stock. In February 2023, the Company’s board of directors reauthorized the existing stock repurchase program and restored the $500.0 million amount of aggregate common and preferred stock allowed to be repurchased under the program. During the three months ended March 31, 2023, the Company repurchased 1,964,923 shares of its common stock for a total purchase price of $18.6 million, including fees and commissions, leaving $492.4 million remaining under the stock repurchase program. The stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

In February and March 2023, the Company withheld 305,842 shares and 6,600 shares of its restricted common stock, respectively, at average market values of $10.72 per share and $10.38 per share, respectively, and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2023 - January 31, 2023	1,149,805	$9.55	1,149,805	$380,786,109
February 1, 2023 - February 28, 2023	305,842	$10.72	—	$500,000,000
March 1, 2023 - March 31, 2023	821,718	$9.34	815,118	$492,390,700
Total	2,277,365	$9.63	1,964,923	$492,390,700

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

3.2	Third Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. effective as of February 9, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on February 10, 2023).

3.3

Articles Supplementary Prohibiting the Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Shareholder Approval (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 29, 2013).

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to Form 8-K, filed by the Company on March 1, 2023).

10.2	Form of Master Confirmation (incorporated by reference to Exhibit 1.2 to Form 8-K, filed by the Company on March 1, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 5, 2023	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)