Form 10-Q
period 2023-06-30
Sunstone Hotel Investors, Inc.
filed 2023-08-04
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 207,184,691 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,846	$101,223
Restricted cash	55,668	55,983
Accounts receivable, net	48,043	42,092
Prepaid expenses and other current assets	15,268	14,668
Total current assets	226,825	213,966
Investment in hotel properties, net	2,830,739	2,840,928
Operating lease right-of-use assets, net	14,999	15,025
Deferred financing costs, net	4,329	5,031
Other assets, net	9,319	7,867
Total assets	$3,086,211	$3,082,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,972	$56,849
Accrued payroll and employee benefits	18,501	22,801
Dividends and distributions payable	14,891	13,995
Other current liabilities	66,481	65,213
Current portion of notes payable, net	2,065	222,030
Total current liabilities	146,910	380,888
Notes payable, less current portion, net	812,766	590,651
Operating lease obligations, less current portion	14,267	14,360
Other liabilities	11,144	11,957
Total liabilities	985,087	997,856
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both June 30, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both June 30, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both June 30, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 207,184,691 shares issued and outstanding at June 30, 2023 and 209,320,447 shares issued and outstanding at December 31, 2022	2,072	2,093
Additional paid in capital	2,446,047	2,465,595
Retained earnings	1,099,518	1,035,353
Cumulative dividends and distributions	(1,727,763)	(1,699,330)
Total stockholders’ equity	2,101,124	2,084,961

Total liabilities and stockholders' equity	$3,086,211	$3,082,817

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Room	$173,399	$161,721	$325,837	$270,493
Food and beverage	78,815	71,658	149,627	111,241
Other operating	23,898	17,901	44,091	41,861
Total revenues	276,112	251,280	519,555	423,595
OPERATING EXPENSES
Room	42,658	37,342	81,722	67,803
Food and beverage	51,997	46,459	100,532	78,778
Other operating	6,145	6,089	11,902	11,525
Advertising and promotion	13,897	11,621	26,919	22,095
Repairs and maintenance	9,606	8,273	19,052	17,987
Utilities	6,768	6,239	13,860	11,944
Franchise costs	4,560	4,280	8,478	7,284
Property tax, ground lease and insurance	19,378	17,455	38,611	33,446
Other property-level expenses	31,857	30,391	63,634	54,301
Corporate overhead	8,396	8,717	16,864	19,431
Depreciation and amortization	32,397	30,893	64,739	62,253
Total operating expenses	227,659	207,759	446,313	386,847
Interest and other income	4,639	116	5,180	4,496
Interest expense	(9,223)	(5,938)	(23,017)	(11,019)
Gain on sale of assets	—	—	—	22,946
Gain (loss) on extinguishment of debt, net	12	21	9,921	(192)
Income before income taxes	43,881	37,720	65,326	52,979
Income tax provision, net	(803)	(28)	(1,161)	(164)
NET INCOME	43,078	37,692	64,165	52,815
Income from consolidated joint venture attributable to noncontrolling interest	—	(2,343)	—	(3,477)
Preferred stock dividends	(3,768)	(3,773)	(7,536)	(7,546)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$39,310	$31,576	$56,629	$41,792

Basic and diluted per share amounts:
Basic income attributable to common stockholders per common share	$0.19	$0.15	$0.27	$0.19
Diluted income attributable to common stockholders per common share	$0.19	$0.15	$0.27	$0.19

Basic weighted average common shares outstanding	206,181	213,183	206,606	215,216
Diluted weighted average common shares outstanding	206,828	213,183	207,095	215,216

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock				Cumulative
	Number of		Number of		Additional	Retained	Dividends and
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Total
Balance at December 31, 2022 (audited)	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$1,035,353	$(1,699,330)	$2,084,961
Amortization of deferred stock compensation	—	—	—	—	2,545	—	—	2,545
Issuance of restricted common stock, net	—	—	55,970	1	(3,349)	—	—	(3,348)
Forfeiture of restricted common stock	—	—	(1,435)	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,449)	(10,449)
Series G preferred stock dividends and dividends payable at $0.219536 per share	—	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(1,964,923)	(20)	(18,606)	—	—	(18,626)
Net income	—	—	—	—	—	21,087	—	21,087
Balance at March 31, 2023	11,250,000	$281,250	207,410,059	$2,074	$2,446,185	$1,056,440	$(1,713,547)	$2,072,402
Amortization of deferred stock compensation	—	—	—	—	3,442	—	—	3,442
Issuance of restricted common stock	—	—	82,552	1	(429)	—	—	(428)
Forfeiture of restricted common stock	—	—	(6,459)	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	(10,448)	(10,448)
Series G preferred stock dividends and dividends payable at $0.219536 per share	—	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(301,461)	(3)	(2,852)	—	—	(2,855)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	—	(299)
Net income	—	—	—	—	—	43,078	—	43,078
Balance at June 30, 2023	11,250,000	$281,250	207,184,691	$2,072	$2,446,047	$1,099,518	$(1,727,763)	$2,101,124

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

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,165	$52,815
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	71	313
Gain on sale of assets	—	(22,946)
(Gain) loss on extinguishment of debt, net	(9,921)	192
Noncash interest on derivatives, net	(1,879)	(2,865)
Depreciation	64,480	62,011
Amortization of franchise fees and other intangibles	223	218
Amortization of deferred financing costs	1,220	1,351
Amortization of deferred stock compensation	5,752	6,431
Gain on hurricane-related damage	(3,722)	(4,369)
Changes in operating assets and liabilities:
Accounts receivable	(2,205)	(12,147)
Prepaid expenses and other assets	(243)	5,705
Accounts payable and other liabilities	(6,584)	7,063
Accrued payroll and employee benefits	(4,300)	(2,419)
Operating lease right-of-use assets and obligations	(69)	(700)
Net cash provided by operating activities	106,988	90,653
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	191,291
Proceeds from property insurance	—	4,369
Acquisitions of hotel properties and other assets	—	(232,506)
Renovations and additions to hotel properties and other assets	(49,219)	(62,621)
Net cash used in investing activities	(49,219)	(99,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	(299)	(101,348)
Payment of common stock offering costs	(428)	(91)
Repurchases of outstanding common stock	(21,481)	(77,980)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Proceeds from credit facility	—	230,000
Proceeds from note payable	225,000	—
Payments on notes payable	(221,036)	(35,994)
Payments of deferred financing costs	(2,332)	—
Dividends and distributions paid	(27,537)	(6,699)
Distribution to noncontrolling interest	—	(5,500)
Net cash used in financing activities	(51,461)	(963)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,308	(9,777)
Cash and cash equivalents and restricted cash, beginning of period	157,206	162,717
Cash and cash equivalents and restricted cash, end of period	$163,514	$152,940

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	June 30,
	2023	2022
Cash and cash equivalents	$107,846	$107,329
Restricted cash	55,668	45,611
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$163,514	$152,940

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$24,330	$13,412
Cash paid for income taxes, net	$1,128	$134
Operating cash flows used for operating leases	$2,782	$3,407

Changes in operating lease right-of-use assets	$2,189	$2,005
Changes in operating lease obligations	(2,258)	(2,705)
Changes in operating lease right-of-use assets and lease obligations, net	$(69)	$(700)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Six Months Ended June 30,
	2023	2022
Accrued renovations and additions to hotel properties and other assets	$14,593	$18,725
Disposition deposit received in prior year in connection with sale of hotel	$—	$4,000
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$2,163	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$—	$44,712
Assignment of finance lease obligation in connection with sale of hotel	$—	$15,569
Assignment of operating lease right-of-use asset in connection with sale of hotel	$—	$2,275
Assignment of operating lease obligation in connection with sale of hotel	$—	$2,609
Amortization of deferred stock compensation — construction activities	$235	$241
Dividends and distributions payable	$14,891	$4,360

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

As of June 30, 2023, the Company owned 15 hotels (the “15 Hotels”) currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc.	6
Hyatt Hotels Corporation	2
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1
Hilton Worldwide	1
Interstate Hotels & Resorts, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of June 30, 2023	15

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$43,078	$37,692	$64,165	$52,815
Income from consolidated joint venture attributable to noncontrolling interest	—	(2,343)	—	(3,477)
Preferred stock dividends	(3,768)	(3,773)	(7,536)	(7,546)
Distributions paid to participating securities	(52)	—	(104)	—
Undistributed income allocated to participating securities	(144)	(266)	(194)	(327)
Numerator for basic and diluted income attributable to common stockholders	$39,114	$31,310	$56,331	$41,465
Denominator:
Weighted average basic common shares outstanding	206,181	213,183	206,606	215,216
Unvested restricted stock units	647	—	489	—
Weighted average diluted common shares outstanding	206,828	213,183	207,095	215,216

Basic income attributable to common stockholders per common share	$0.19	$0.15	$0.27	$0.19
Diluted income attributable to common stockholders per common share	$0.19	$0.15	$0.27	$0.19

In its calculation of diluted earnings per share, the Company excluded 1,032,564 anti-dilutive unvested time-based restricted stock awards for the three and six months ended June 30, 2023 and 1,289,146 anti-dilutive unvested time-based restricted stock awards for the three and six months ended June 30, 2022 (see Note 10).

The Company also had unvested performance-based restricted stock units as of June 30, 2023 and 2022 that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined price targets. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (see Note 10).

Restricted Cash

Restricted cash primarily includes lender reserves required by the Company’s debt agreements and reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of June 30, 2023 and December 31, 2022 included $0.3 million and $10.2 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels and $0.2 million held as collateral for certain letters of credit as of both June 30, 2023 and December 31, 2022 (see Note 11). Restricted cash as of December 31, 2022 also included $3.1 million held in escrow for the purpose of satisfying any potential employee-related obligations that should arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley (see Note 11).

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

Depreciation expense is based on the estimated life of the Company’s assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish the Company’s hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five years to forty years for buildings and improvements and three years to twelve years for FF&E. Intangible assets are amortized using the straight-line method over the shorter of their estimated useful life or over the length of the related agreement.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements ranging from fifteen years to twenty years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the Company’s hotels. The Company has not changed the useful lives of any of its assets during the periods discussed.

Impairment losses are recorded on investments in hotel properties to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its investments in hotel properties to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the carrying value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. The Company considers indicators of impairment such as, but not limited to, hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositioning, physical damage to the property due to unforeseen events such as natural disasters, and an estimate or belief that the fair value is less than the carrying value. The Company performs an analysis to determine the recoverability of the hotel by comparing the future undiscounted cash flows expected to be generated by the hotel to the hotel’s carrying amount.

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, net operating income and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three or six months ended June 30, 2023 and 2022.

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

Leases

The Company determines if a contract is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than twelve months, the Company records a right-of-use (“ROU”) asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease. The Company has elected to not separate lease components from nonlease components, resulting in the Company accounting for lease and nonlease components as one single lease component.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no ROU assets were impaired during either the three or six months ended June 30, 2023 and 2022.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Trade receivables, net (1)	$25,211	$19,751
Contract liabilities (2)	$51,010	$50,219
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in either other current liabilities or other liabilities on the accompanying consolidated balance sheets.

During the three months ended June 30, 2023 and 2022, the Company recognized approximately $11.4 million and $8.6 million, respectively, in revenue related to its outstanding contract liabilities. During the six months ended June 30, 2023 and 2022, the Company recognized approximately $38.9 million and $22.4 million, respectively, in revenue related to its outstanding contract liabilities.

Segment Reporting

The Company considers each of its hotels to be an operating segment and allocates resources and assesses the operating performance for each hotel. Because all of the Company’s hotels have similar economic characteristics, facilities and services, the hotels have been aggregated into one single reportable segment, hotel ownership.

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

In May 2023, the Company repaid the $220.0 million loan secured by the Hilton San Diego Bayfront, which was subject to LIBOR, and the loan’s related interest rate cap derivative, which was also subject to LIBOR, was terminated (see Note 4). The Company’s adoptions of ASU No. 2020-04 and ASU No. 2022-06 in the second quarter of 2023 did not have a material impact on its consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Land	$672,623	$672,531
Buildings and improvements	2,808,999	2,793,771
Furniture, fixtures and equipment	432,326	426,189
Intangible assets	42,187	42,187
Construction in progress	104,398	71,689
Investment in hotel properties, gross	4,060,533	4,006,367
Accumulated depreciation and amortization	(1,229,794)	(1,165,439)
Investment in hotel properties, net	$2,830,739	$2,840,928

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of June 30, 2023 and December 31, 2022, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both June 30, 2023 and December 31, 2022, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of June 30, 2023 and December 31, 2022, 51.2% and 42.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives and forward starting interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of June 30, 2023 (unaudited) and December 31, 2022 were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$820,100	$801,197	$816,136	$809,141

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.

(2)	Due to prevailing market conditions and the current uncertain economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2023 (unaudited) and December 31, 2022 (in thousands):

								Estimated Fair Value of Assets (1)
		Strike / Capped		Effective	Maturity		Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date		Amount	2023	2022
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2022	December 9, 2023	$	N/A	$ N/A	$60
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026		$75,000	1,438	N/A
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026		$100,000	709	N/A
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023		N/A	N/A	208
								$2,147	$268
(1)	In May 2023, the cap derivative was terminated in conjunction with the Company’s repayment of the loan secured by the Hilton San Diego Bayfront (see Note 6). The fair value of the cap derivative is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of December 31, 2022. The Term Loan 1 swap derivatives are included in other assets on the accompanying consolidated balance sheet as of June 30, 2023. The fair value of the Term Loan 2 swap derivative is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of December 31, 2022.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the three and six months ended June 30, 2023 and 2022 as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Noncash interest on derivatives, net	$(3,711)	$(1,023)	$(1,879)	$(2,865)

5. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Property and equipment, net	$3,514	$3,685
Deferred rent on straight-lined third-party tenant leases	2,289	2,413
Liquor licenses	930	933
Interest rate swap derivatives	2,147	—
Other	439	836
Total other assets, net	$9,319	$7,867

6. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
			Interest Rate		June 30,	December 31,
	Rate Type		at June 30, 2023	Maturity Date	2023	2022
					(unaudited)
Mortgage Loans
Hilton San Diego Bayfront	Partially fixed	(1)	N/A	December 9, 2023	$—	$220,000
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	75,100	76,136
Total mortgage loans					$75,100	$296,136
Unsecured Corporate Credit Facilities
Term Loan 1	Partially fixed	(2)	5.94%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(3)	6.59%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(4)	6.59%	May 1, 2025	225,000	—
Total unsecured corporate credit facilities					$575,000	$350,000
Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000
Total notes payable					$820,100	$816,136
(1)	The mortgage loan secured by the Hilton San Diego Bayfront was repaid on May 9, 2023, using proceeds received from the Company’s Term Loan 3. The mortgage loan was subject to an interest rate cap derivative (see Note 4). The effective interest rate on the loan was 5.571% at December 31, 2022.
(2)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 4). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. In May 2023, the pricing grid was reduced by 0.02% to a range of 1.33% to 2.18% as the Company achieved the 2022 sustainability performance metric specified in the Second Amended Credit Agreement. The reduction in the pricing grid will be evaluated annually and is subject to the Company’s continued ability to satisfy its sustainability metric. The effective interest rates on the term loan were 5.94% and 5.82% at June 30, 2023 and December 31, 2022, respectively.
(3)	Term Loan 2 was subject to an interest rate swap derivative until the swap expired in January 2023 (see Note 4). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. In May 2023, the pricing grid was reduced by 0.02% to a range of 1.33% to 2.18% as the Company achieved the 2022 sustainability performance metric specified in the Second Amended Credit Agreement. The reduction in the pricing grid will be evaluated annually and is subject to the Company’s continued ability to satisfy its sustainability metric. The effective interest rates on the term loan were 6.59% and 4.27% at June 30, 2023 and December 31, 2022, respectively.
(4)	On May 1, 2023, the Company entered into a term loan agreement (“Term Loan 3”) and drew a total of $225.0 million, of which $220.0 million was used to repay the mortgage loan secured by the Hilton San Diego Bayfront. The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 3 matures on May 1, 2025, with a one-time option to extend the loan by twelve months to May 1, 2026 upon the payment of applicable fees and the satisfaction of certain customary conditions. The Company also has the right to increase Term Loan 3 in an amount up to $50.0 million, for an aggregate facility of $275.0 million from lenders that are willing at such time to provide such increase. The effective interest rate on the term loan was 6.59% at June 30, 2023.

As of June 30, 2023, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Notes payable on the Company’s accompanying consolidated balance sheets are presented net of deferred financing costs as follows (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Current portion of notes payable	$2,122	$222,086
Less: current portion of deferred financing costs	(57)	(56)
Carrying value of current portion of notes payable	$2,065	$222,030

Notes payable, less current portion	$817,978	$594,050
Less: long-term portion of deferred financing costs	(5,212)	(3,399)
Carrying value of notes payable, less current portion	$812,766	$590,651

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on debt and finance lease obligation	$12,259	$6,290	$23,676	$12,533
Noncash interest on derivatives, net	(3,711)	(1,023)	(1,879)	(2,865)
Amortization of deferred financing costs	675	671	1,220	1,351
Total interest expense	$9,223	$5,938	$23,017	$11,019

7. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Property, sales and use taxes payable	$10,582	$7,500
Accrued interest	6,260	6,915
Advance deposits	44,088	44,224
Management fees payable	1,329	1,584
Other	4,222	4,990
Total other current liabilities	$66,481	$65,213

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Deferred revenue	$7,000	$6,088
Deferred rent	2,065	2,718
Other	2,079	3,151
Total other liabilities	$11,144	$11,957

8. Leases

As of both June 30, 2023 and December 31, 2022, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Right-of-use assets, net	$14,999	$15,025

Accounts payable and accrued expenses	$4,745	$4,652
Lease obligations, less current portion	14,267	14,360
Total lease obligations	$19,012	$19,012

Weighted average remaining lease term	33 years
Weighted average discount rate	5.3%

In January 2023, the Company relocated its corporate headquarters and recognized a $2.2 million operating lease right-of-use asset and related lease obligation.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost (1):
Interest on lease obligation	$—	$—	$—	$117
Operating lease cost	1,349	1,327	2,708	2,716
Variable lease cost (2)	2,197	1,978	4,283	2,859
Sublease income (3)	(297)	—	(594)	—
Total lease cost	$3,249	$3,305	$6,397	$5,692
(1)	Finance lease cost for the three months ended June 30, 2022 included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022.
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(3)	During the fourth quarter of 2022, the Company entered into a sublease agreement on its previous corporate headquarters, which became effective in January 2023. Sublease income is included in corporate overhead in the accompanying consolidated statement of operations for the three and six months ended June 30, 2023.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of common shares repurchased	301,461	3,235,958	2,266,384	7,114,983
Cost, including fees and commissions	$2,855	$34,515	$21,481	$77,980
Number of preferred shares repurchased	—	—	—	—

As of June 30, 2023, $489.5 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

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

In March 2023, the Company terminated the 2017 ATM Agreements and entered into similar separate “At the Market” Agreements (the “2023 ATM Agreements”) with several financial institutions. In accordance with the terms of the 2023 ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under either the 2017 ATM Agreements or the 2023 ATM Agreements during the three and six months ended June 30, 2023 and 2022, leaving $300.0 million available for sale.

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

As of both June 30, 2023 and 2022, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense, including forfeitures	$3,325	$2,853	$5,752	$6,431

Capitalized compensation cost (1)	$117	$118	$235	$241
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity for the six months ended June 30, 2023:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2023	1,289,146	$11.65
Granted	450,964	$10.58
Vested	(699,652)	$11.76
Forfeited	(7,894)	$11.14
Unvested at June 30, 2023	1,032,564	$11.11

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return and the achievement of pre-determined stock price targets during performance periods ranging from two years to five years. The following is a summary of non-vested restricted stock unit activity, at target performance, for the six months ended June 30, 2023:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2023	612,584	$10.40
Granted	463,576	$11.07
Unvested at June 30, 2023	1,076,160	$10.69

The restricted stock units granted during the first six months of 2023 vest based on the Company’s total relative shareholder return following a three year performance period. The number of shares that may become vested ranges from zero to 200%. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic management fees	$7,599	$6,946	$14,327	$11,615
Incentive management fees	2,415	3,067	5,942	4,625
Total basic and incentive management fees	$10,014	$10,013	$20,269	$16,240

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Franchise assessments (1)	$4,206	$3,969	$7,817	$6,687
Franchise royalties	354	311	661	597
Total franchise costs	$4,560	$4,280	$8,478	$7,284
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At June 30, 2023, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at June 30, 2023 totaled $49.6 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of June 30, 2023, 11 of the 15 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
California	5	34%	39%
Florida	3	17%	16%
Hawaii	1	7%	16%
Massachusetts	2	19%	17%

Other

In June 2023, the Company entered into an agreement to finalize its Hurricane Ida-related property damage claim and its business interruption claim at the Hilton New Orleans St. Charles, resulting in the recognition of $3.7 million for property damage expenses incurred and $0.5 million in business interruption proceeds, which are included in interest and other income and other operating revenue, respectively, on the accompanying consolidated statements of operations for the three and six months ended June 30, 2023.

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), of which the Company was relieved of $1.0 million as of December 31, 2022. In February 2023, the Company was relieved of an additional $9.8 million of the potential obligation and the funds were released from escrow to the Company, resulting in a $9.8 million gain on extinguishment of debt. The remaining potential obligation is reassessed at the end of every quarter, resulting in a total gain on extinguishment of debt of $12,000 and $9.9 million included on the accompanying consolidated statements of operations for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, restricted cash on the accompanying consolidated balance sheets included $0.3 million and $10.2 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. The potential obligation balances of $0.2 million and $10.2 million were included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

At June 30, 2023, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2023. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both June 30, 2023 and December 31, 2022.

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

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2023, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	competition from hotels not owned by us or from new hotel supply or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, which could harm our occupancy levels and revenue at our hotels;
●	events beyond our control, including economic slowdowns or recessions, pandemics, natural disasters, civil unrest and terrorism;
●	increased inflation adversely affecting consumer confidence and increasing our hotel operating expenses, including wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance and utilities that may not be offset by increased room rates;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues, including those impacting our suppliers, our third-party hotel managers or our franchisors;
●	risks associated with the physical and transitional effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires adversely affecting our hotels;
●	the need for business-related group and transient travel, including the increased use of business-related technology;
●	the need for renovations, repositionings and other capital expenditures for our hotels;
●	the impact, including any delays, of renovations and repositionings on hotel operations;
●	volatility in the debt and equity markets that may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;
●	the ground lease for one of our hotels;
●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;
●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;
●	interest rate volatility, which could reduce our access to capital markets or increase the cost of funding our debt requirements;
●	our hotels may become impaired, which may adversely affect our financial condition and results of operations;
●	corporate responsibility, specifically related to ESG factors and commitments, which may impose additional costs and expose us to new risks;
●	our level of debt, including secured, unsecured, fixed and variable rate debt and the corresponding interest expense associated with our debt;
●	financial and other covenants on our debt and preferred stock and the impact on our business of potential defaults by us on our debt agreements or ground lease;
●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT; and
●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis.

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

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2023, we owned 15 hotels, which average 516 rooms in size. All but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers.

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

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulty, including those caused by pandemics and inflation, business and leisure travelers may reduce costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as pandemic-era travel restrictions have generally been lifted, and by changes in the value of the U.S. dollar in relation to other currencies which may make international travel more affordable; whereas operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels, including in Boston, Orlando and Portland. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb affects the ability of existing hotels to generate growth in RevPAR and profits. We believe that both new full-service hotel construction and new hotel openings will be delayed in the near-term due to several factors, including increased borrowing costs and increased materials and construction costs.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2023 and 2022, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2023	2022	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$173,399	$161,721	$11,678	7.2%
Food and beverage	78,815	71,658	7,157	10.0%
Other operating	23,898	17,901	5,997	33.5%
Total revenues	276,112	251,280	24,832	9.9%
OPERATING EXPENSES
Hotel operating	155,009	137,758	17,251	12.5%
Other property-level expenses	31,857	30,391	1,466	4.8%
Corporate overhead	8,396	8,717	(321)	(3.7)%
Depreciation and amortization	32,397	30,893	1,504	4.9%
Total operating expenses	227,659	207,759	19,900	9.6%
Interest and other income	4,639	116	4,523	3,899.1%
Interest expense	(9,223)	(5,938)	(3,285)	(55.3)%
Gain on extinguishment of debt	12	21	(9)	(42.9)%
Income before income taxes	43,881	37,720	6,161	16.3%
Income tax provision, net	(803)	(28)	(775)	(2,767.9)%
NET INCOME	43,078	37,692	5,386	14.3%
Income from consolidated joint venture attributable to noncontrolling interest	—	(2,343)	2,343	100.0%
Preferred stock dividends	(3,768)	(3,773)	5	0.1%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$39,310	$31,576	$7,734	24.5%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2023 and 2022, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2023	2022	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$325,837	$270,493	$55,344	20.5%
Food and beverage	149,627	111,241	38,386	34.5%
Other operating	44,091	41,861	2,230	5.3%
Total revenues	519,555	423,595	95,960	22.7%
OPERATING EXPENSES
Hotel operating	301,076	250,862	50,214	20.0%
Other property-level expenses	63,634	54,301	9,333	17.2%
Corporate overhead	16,864	19,431	(2,567)	(13.2)%
Depreciation and amortization	64,739	62,253	2,486	4.0%
Total operating expenses	446,313	386,847	59,466	15.4%
Interest and other income	5,180	4,496	684	15.2%
Interest expense	(23,017)	(11,019)	(11,998)	(108.9)%
Gain on sale of assets	—	22,946	(22,946)	(100.0)%
Gain (loss) on extinguishment of debt, net	9,921	(192)	10,113	5,267.2%
Income before income taxes	65,326	52,979	12,347	23.3%
Income tax provision, net	(1,161)	(164)	(997)	(607.9)%
NET INCOME	64,165	52,815	11,350	21.5%
Income from consolidated joint venture attributable to noncontrolling interest	—	(3,477)	3,477	100.0%
Preferred stock dividends	(7,536)	(7,546)	10	0.1%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$56,629	$41,792	$14,837	35.5%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Operations at most of our hotels during the second quarter and first six months of 2022 were negatively impacted by COVID-19’s Omicron variant. Consequently, the results of our operations for the second quarter and first six months of 2023 are not comparable to the same periods in 2022.
●	Hotel Acquisition: In June 2022, we purchased The Confidante Miami Beach, resulting in increased revenues, operating expenses and depreciation expense for the second quarter and first six months of 2023 as compared to the same periods in 2022.
●	Hotel Dispositions: In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile, and in March 2022, we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. As a result of these three hotel dispositions (the “Three Disposed Hotels”), our revenues, operating expenses and depreciation expense for the first six months of 2023 are not comparable to the same period in 2022.

Room revenue. Room revenue increased $11.7 million, or 7.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as follows:

●	Room revenue at the 14 hotels we owned during the entirety of both reporting periods (the “Existing Portfolio”) increased $8.3 million. Occupancy increased 340 basis points and the average daily room rate increased 0.5%, resulting in a 5.1% increase in RevPAR.

	Three Months Ended June 30,
	2023			2022			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	77.7%	$321.42	$249.74	74.3%	$319.76	$237.58	340	bps	0.5%	5.1%

The Confidante Miami Beach	63.2%	$264.13	$166.93	N/A	N/A	N/A	N/A		N/A	N/A

●	The Confidante Miami Beach caused room revenue to increase by $3.4 million.

For the six months ended June 30, 2023, room revenue increased $55.3 million, or 20.5%, as compared to the six months ended June 30, 2022 as follows:

●	Room revenue at the Existing Portfolio increased $45.1 million. Occupancy increased 970 basis points and the average daily room rate increased 1.4%, resulting in a 16.8% increase in RevPAR.

	Six Months Ended June 30,
	2023			2022			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	73.4%	$316.57	$232.36	63.7%	$312.18	$198.86	970	bps	1.4%	16.8%

The Confidante Miami Beach	73.5%	$321.87	$236.57	N/A	N/A	N/A	N/A		N/A	N/A

●	The Confidante Miami Beach caused room revenue to increase by $12.8 million.
●	The Three Disposed Hotels caused room revenue to decrease by $2.5 million.

Food and beverage revenue. Food and beverage revenue increased $7.2 million, or 10.0%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $5.5 million.
●	The Confidante Miami Beach caused food and beverage revenue to increase by $1.7 million.

For the six months ended June 30, 2023, food and beverage revenue increased $38.4 million, or 34.5%, as compared to the six months ended June 30, 2022 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $32.8 million.
●	The Confidante Miami Beach caused food and beverage revenue to increase by $5.7 million.
●	The Three Disposed Hotels caused food and beverage revenue to decrease by $0.1 million.

Other operating revenue. Other operating revenue increased $6.0 million, or 33.5%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as follows:

●	Other operating revenue at the Existing Portfolio increased $5.2 million, primarily due to increased revenue from facility and resort fees, cancellation and attrition fees, winery revenue, parking fees and hotel-related interest income. Other operating revenue in the second quarter of 2023 included $0.5 million in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption, with no corresponding revenue recognized in the second quarter of 2022. In addition, other operating revenue in the second quarter 2022 was negatively impacted by a reversal of the $1.6 million recognized in the first quarter of 2022 related to a reimbursement to offset net losses at the Hyatt Regency San Francisco.
●	The Confidante Miami Beach caused other operating revenue to increase by $0.8 million.

For the six months ended June 30, 2023, other operating revenue increased $2.2 million, or 5.3%, as compared to the six months ended June 30, 2022 as follows:

●	Other operating revenue at the Existing Portfolio increased $0.9 million, primarily due to increased revenue from facility and resort fees, parking fees, winery revenue, hotel-related interest income, tenant rent, spa revenue, and internet usage fees. These increases were partially offset by decreased COVID-19-related cancellation and attrition fees. In addition, other operating revenue in the first six months of 2023 and 2022 included $0.5 million and $1.0 million, respectively, in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption.
●	The Confidante Miami Beach caused other operating revenue to increase by $2.0 million.
●	The Three Disposed Hotels caused other operating revenue to decrease by $0.6 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $17.3 million, or 12.5%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $13.1 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas and electricity. Partially offsetting these increased expenses, repairs and maintenance expenses decreased as our New

Orleans hotels recognized $0.1 million in Hurricane Ida-related restoration expenses in the second quarter of 2022, with no corresponding expense recognized in the second quarter of 2023.
●	The Confidante Miami Beach caused hotel operating expenses to increase by $4.0 million.
●	Hotel operating expenses increased $0.2 million due to a property tax refund recognized in the second quarter of 2022 related to the Three Disposed Hotels, with no corresponding refund recognized in the second quarter of 2023.

For the six months ended June 30, 2023, hotel operating expenses increased $50.2 million, or 20.0%, as compared to the six months ended June 30, 2022 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $43.5 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas and electricity. Partially offsetting these increased expenses, repairs and maintenance expenses decreased as our New Orleans hotels recognized $1.6 million in Hurricane Ida-related restoration expenses in the first six months of 2022, with no corresponding expense recognized in the first six months of 2023.
●	The Confidante Miami Beach caused hotel operating expenses to increase by $11.2 million.
●	The Three Disposed Hotels caused hotel operating expenses to decrease by $4.5 million.

Other property-level expenses. Other property-level expenses increased $1.5 million, or 4.8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as follows:

●	Other property-level expenses at the Existing Portfolio increased $0.5 million, primarily due to increased payroll and related expenses, credit card commissions and employee recruiting and training expenses, partially offset by decreased contract and professional fees. In addition, while the majority of the Existing Portfolio saw management fees increase due to increased revenues, total management fees at the Existing Portfolio declined as revenues decreased at both the Renaissance Washington DC, due to renovation-related revenue disruption, and at the Wailea Beach Resort, due to a decline in market fundamentals.
●	The Confidante Miami Beach caused other property-level expenses to increase by $1.0 million.

For the six months ended June 30, 2023, other property-level expenses increased $9.3 million, or 17.2%, as compared to the six months ended June 30, 2022 as follows:

●	Other property-level expenses at the Existing Portfolio increased $7.4 million, including a $3.5 million increase in management fees related to increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, credit card commissions, employee recruiting and training expenses, supply expenses and travel expenses. These increased expenses were partially offset by decreased contract and professional fees.
●	The Confidante Miami Beach caused other property-level expenses to increase by $2.7 million.
●	The Three Disposed Hotels caused other property-level expenses to decrease by $0.8 million.

Corporate overhead expense. Corporate overhead expense decreased $0.3 million, or 3.7%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to decreased payroll expenses related to the chief executive officer transition costs recognized in the second quarter of 2022 and office rent expense due to the relocation of our corporate office in January 2023, along with due diligence expenses. These decreased expenses were partially offset by increased deferred stock amortization expense, board of director expenses, entity-level state franchise and minimum taxes and environmental, social and governance expenses.

For the six months ended June 30, 2023, corporate overhead expense decreased $2.6 million, or 13.2%, as compared to the six months ended June 30, 2022, primarily due to decreased payroll expenses and deferred stock amortization related to the chief executive officer transition costs recognized in the first six months of 2022. Additional decreases to corporate overhead expense included due diligence expenses and legal fees, along with office rent expense due to the relocation of our corporate office in January 2023. These decreased expenses were partially offset by increased board of director expenses, entity-level state franchise and minimum taxes and environmental, social and governance expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.5 million, or 4.9%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $0.7 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Confidante Miami Beach caused depreciation and amortization to increase by $0.8 million.

For the six months ended June 30, 2023, depreciation and amortization expense increased $2.5 million, or 4.0%, as compared to the six months ended June 30, 2022 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $1.3 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Confidante Miami Beach caused depreciation and amortization to increase by $2.1 million.
●	The Three Disposed Hotels resulted in a decrease in depreciation and amortization of $0.9 million.

Interest and other income. Interest and other income totaled $4.6 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $5.2 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively.

During the second quarter of 2023, we recognized insurance proceeds of $3.7 million for Hurricane Ida-related property damage at the Hilton New Orleans St. Charles and interest income of $0.9 million. During the second quarter of 2022, we recognized $0.1 million in interest income.

During the first six months of 2023, we recognized insurance proceeds of $3.7 million for Hurricane Ida-related property damage at the Hilton New Orleans St. Charles and interest income of $1.5 million. During the first six months of 2022, we received insurance proceeds of $4.4 million for Hurricane Ida-related property damage at the Hilton New Orleans St. Charles and interest income of $0.1 million.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on debt and finance lease obligation	$12,259	$6,290	$23,676	$12,533
Noncash interest on derivatives, net	(3,711)	(1,023)	(1,879)	(2,865)
Amortization of deferred financing costs	675	671	1,220	1,351
Total interest expense	$9,223	$5,938	$23,017	$11,019

Interest expense increased $3.3 million, or 55.3%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and $12.0 million, or 108.9% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 as follows:

Interest expense on our debt and finance lease obligation increased $6.0 million and $11.1 million in the second quarter and first six months of 2023, respectively, as compared to the same periods in 2022, primarily due to increased interest on our variable rate debt, our draw of the $225.0 million available under our third term loan agreement in May 2023 and the additional amounts borrowed under two of our term loans in July 2022. These increases were partially offset due to our repayment of the $220.0 million loan secured by the Hilton San Diego Bayfront in May 2023, partial repayments of the senior notes in February 2022, decreases in the interest rates on our senior notes due to our exiting the covenant relief period in March 2022, and by decreased interest on our finance lease obligation due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022.

Noncash changes in the fair market value of our derivatives caused interest expense to decrease $2.7 million in the second quarter of 2023 as compared to the same period in 2022, and to increase $1.0 million in the first six months of 2023 as compared to the same period in 2022.

The amortization of deferred financing costs caused interest expense to decrease $0.1 million in the first six months of 2023 as compared to the same period in 2022.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 5.9% and 3.6% at June 30, 2023 and 2022, respectively. Approximately 51.2% and 44.1% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates, including a forward starting interest rate swap derivative, at June 30, 2023 and 2022, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero for both the three and six months ended June 30, 2023, and zero and $22.9 million for the three and six months ended June 30, 2022, respectively. In the first quarter of 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

Gain (loss) on extinguishment of debt, net. Gain (loss) on extinguishment of debt, net totaled gains of $12,000 and $21,000 for the three months ended June 30, 2023 and 2022, respectively, due to reassessments of the remaining Hilton Times Square potential employee-related obligations currently held in escrow.

For the six months ended June 30, 2023, gain (loss) on extinguishment of debt, net totaled a gain of $9.9 million as compared to a loss of $0.2 million for the six months ended June 30, 2022. During the first six months of 2023, we recognized a gain of $9.9 million, comprised of $9.8 million from the relief of the majority of the Hilton Times Square potential employee-related obligations, with the funds released to us from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations currently held in escrow. During the first six months of 2022, we recognized a loss of $0.2 million related to the accelerated amortization of deferred financing costs associated with the repayment of a portion of our senior notes.

Income tax provision, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the three and six months ended June 30, 2023, we recognized current income tax provisions of $0.8 million and $1.2 million, respectively, resulting from current state and federal income tax expenses.

During the three and six months ended June 30, 2022, we recognized net current income tax provisions of $28,000 and $0.2 million, respectively, resulting from current state income tax expense.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest, which represented the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, totaled zero for both the three and six months ended June 30, 2023, and $2.3 million and $3.5 million for the three and six months ended June 30, 2022, respectively.

In June 2022, we acquired the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, resulting in our 100% ownership of the hotel.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series G preferred stock	$582	$587	$1,164	$1,174
Series H preferred stock	1,761	1,761	3,522	3,522
Series I preferred stock	1,425	1,425	2,850	2,850
Total preferred stock dividends	$3,768	$3,773	$7,536	$7,546

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$43,078	$37,692	$64,165	$52,815
Operations held for investment:
Depreciation and amortization	32,397	30,893	64,739	62,253
Interest expense	9,223	5,938	23,017	11,019
Income tax provision, net	803	28	1,161	164
Gain on sale of assets	—	—	—	(22,946)
EBITDAre	85,501	74,551	153,082	103,305

Operations held for investment:
Amortization of deferred stock compensation	3,325	2,853	5,752	6,431
Amortization of right-of-use assets and obligations	(17)	(354)	(69)	(700)
Amortization of contract intangibles, net	(18)	(18)	(36)	(24)
Finance lease obligation interest — cash ground rent	—	—	—	(117)
(Gain) loss on extinguishment of debt, net	(12)	(21)	(9,921)	192
Hurricane-related insurance restoration proceeds net of losses	(3,722)	138	(3,722)	(2,755)
Noncontrolling interest	—	(3,155)	—	(5,175)
Adjustments to EBITDAre, net	(444)	(557)	(7,996)	(2,148)
Adjusted EBITDAre, excluding noncontrolling interest	$85,057	$73,994	$145,086	$101,157

Adjusted EBITDAre, excluding noncontrolling interest increased $11.1 million, or 15.0%, in the second quarter of 2023 as compared to the same period in 2022, and $43.9 million, or 43.4%, in the first six months of 2023 as compared to the same period in 2022 due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $3.8 million, or 4.6%, and $26.7 million, or 22.1%, in the second quarter and first six months of 2023, respectively, as compared to the same periods in 2022 primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the second quarter and first six months of 2023.
●	The Confidante Miami Beach recorded Adjusted EBITDAre of $1.4 million and $7.1 million in the second quarter and first six months of 2023, respectively, and $0.6 million in both the second quarter and first six months of 2022.
●	The Three Disposed Hotels recorded net negative Adjusted EBITDAre of $2.2 million in the first six months of 2022.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$43,078	$37,692	$64,165	$52,815
Preferred stock dividends	(3,768)	(3,773)	(7,536)	(7,546)
Operations held for investment:
Real estate depreciation and amortization	32,240	30,456	64,431	61,483
Gain on sale of assets	—	—	—	(22,946)
Noncontrolling interest	—	(3,009)	—	(4,933)
FFO attributable to common stockholders	71,550	61,366	121,060	78,873

Operations held for investment:
Amortization of deferred stock compensation	3,325	2,853	5,752	6,431
Real estate amortization of right-of-use assets and obligations	(128)	(294)	(247)	(580)
Amortization of contract intangibles, net	85	143	168	203
Noncash interest on derivatives, net	(3,711)	(1,023)	(1,879)	(2,865)
(Gain) loss on extinguishment of debt, net	(12)	(21)	(9,921)	192
Hurricane-related insurance restoration proceeds net of losses	(3,722)	138	(3,722)	(2,755)
Noncontrolling interest	—	58	—	132
Adjustments to FFO attributable to common stockholders, net	(4,163)	1,854	(9,849)	758
Adjusted FFO attributable to common stockholders	$67,387	$63,220	$111,211	$79,631

Adjusted FFO attributable to common stockholders increased $4.2 million, or 6.6%, and $31.6 million, or 39.7%, in the second quarter and first six months of 2023, respectively, as compared to the same periods in 2022 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility and term loan, and business interruption and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, repurchases of our common stock, repayments of notes payable and dividends and distributions on our preferred and common stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $107.0 million for the six months ended June 30, 2023 as compared to $90.7 million for the six months ended June 30, 2022. The net increase in cash provided by operating activities during the first six months of 2023 as compared to the same period in 2022 was primarily due to the increase in travel demand benefiting our hotels and additional operating cash provided by the newly-acquired The Confidante Miami Beach, partially offset by a decrease in operating cash caused by the sales of the Three Disposed Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first six months of 2023 as compared to the first six months of 2022 was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Proceeds from sales of assets	$—	$191,291
Proceeds from property insurance	—	4,369
Acquisitions of hotel properties and other assets	—	(232,506)
Renovations and additions to hotel properties and other assets	(49,219)	(62,621)
Net cash used in investing activities	$(49,219)	$(99,467)

During the first six months of 2023, we invested $49.2 million for renovations and additions to our portfolio and other assets.

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

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2023 as compared to the first six months of 2022 was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Acquisition of noncontrolling interest, including transaction costs	$(299)	$(101,348)
Payment of common stock offering costs	(428)	(91)
Repurchases of outstanding common stock	(21,481)	(77,980)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Proceeds from credit facility	—	230,000
Proceeds from note payable	225,000	—
Payments on notes payable	(221,036)	(35,994)
Payments of deferred financing costs	(2,332)	—
Dividends and distributions paid	(27,537)	(6,699)
Distribution to noncontrolling interest	—	(5,500)
Net cash used in financing activities	$(51,461)	$(963)

During the first six months of 2023, we paid an additional $0.3 million to true-up the total acquisition cost of the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront and $0.4 million in common stock offering costs related to our shelf registration statement. In addition, we paid $21.5 million to repurchase 2,266,384 shares of our outstanding common stock, $3.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $27.5 million in dividends and distributions to our preferred and common stockholders. We also entered into a term loan agreement, receiving $225.0 million in proceeds and paying $2.3 million in related deferred financing costs. We utilized the proceeds received from the term loan to repay the $220.0 million loan secured by the Hilton San Diego Bayfront. We also paid $1.0 million in scheduled principal payments on our notes payable.

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

Future. We expect our primary sources of cash will continue to be our working capital, credit facility, additional issuances of notes payable, dispositions of hotel properties and proceeds from offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed. As a result of rising inflation rates and interest rates, as well as a possible recession in 2023 and 2024, certain sources of capital may not be as readily available to us as they have in the past or may come at higher costs.

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

Cash Balance. As of June 30, 2023, our unrestricted cash balance was $107.8 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of June 30, 2023, we had $820.1 million of debt, $163.5 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2023, we have no amount outstanding under the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

As of June 30, 2023, 51.2% of our outstanding debt had fixed interest rates or either had been swapped or was under contract to be swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, unsecured corporate-level Term Loan 1 and two unsecured corporate-level senior notes. In March 2023, we entered into two interest rate swaps on Term Loan 1, the first of which was effective March 17, 2023, expires March 17, 2026, and fixes the SOFR rate on $75.0 million of Term Loan 1 to 3.675%, resulting in an effective interest rate of 5.105% as of June 30, 2023. The second interest rate swap will be effective September 14, 2023, expires September 14, 2026, and fixes the SOFR rate on the remaining $100.0 million of Term Loan 1 to 3.931%.

The Company’s floating rate debt as of June 30, 2023 includes $100.0 million of Term Loan 1, the $175.0 million unsecured corporate-level Term Loan 2, which was subject to an interest rate swap derivative until the derivative matured in January 2023, and the $225.0 million unsecured corporate-level Term Loan 3.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of June 30, 2023. Our 14 unencumbered hotels include: Boston Park Plaza; Four Seasons Resort Napa Valley; Hilton New Orleans St. Charles; Hilton San Diego Bayfront; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Montage Healdsburg;

Oceans Edge Resort & Marina; Renaissance Long Beach; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; The Bidwell Marriott Portland; The Confidante Miami Beach; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of June 30, 2023 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$820,100	$2,122	$362,978	$455,000	$—
Interest obligations on notes payable (1)	182,381	48,169	91,631	42,581	—
Operating lease obligations, including imputed interest (2) (3)	18,721	5,547	9,303	2,058	1,813
Construction commitments	49,615	49,615	—	—	—
Total	$1,070,817	$105,453	$463,912	$499,639	$1,813
(1)	Interest is calculated based on the loan balances and variable rates, as applicable, at June 30, 2023, and includes the effect of our interest rate derivatives.
(2)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our previous corporate headquarters.
(3)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $49.2 million in our portfolio and other assets during the first six months of 2023. As of June 30, 2023, we have contractual construction commitments totaling $49.6 million for ongoing renovations. During 2023 and 2024, we will continue to incur significant capital expenditures as we complete a substantial renovation and rebranding of The Confidante Miami Beach to Andaz Miami Beach. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s applicable annual revenue. As of June 30, 2023, our balance sheet includes restricted cash of $54.0 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

●	Impairment of investments in hotel properties. Impairment losses are recorded on investments in hotel properties to be held and used by us when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets, based on our anticipated investment horizon, are less than the assets’ carrying amount. We evaluate our investments in hotel properties to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in us preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the carrying value of the hotel. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. The Company considers indicators of impairment such as, but not limited to, hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositioning, physical damage to the property due to unforeseen events such as natural disasters, and an estimate or belief that the fair value is less than the carrying value. The Company performs an analysis to determine the recoverability of the hotel by comparing the future undiscounted cash flows expected to be generated by the hotel to the hotel’s carrying amount.

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

●	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five years to forty years for buildings and improvements and three years to twelve years for FF&E. Intangible assets are amortized using the straight-line method over the shorter of their estimated useful life or the length of the related agreement. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the useful lives of any of our assets during the periods discussed.

●	Income Taxes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to stockholders. We are subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, our wholly owned TRS, which leases our hotels from the Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of June 30, 2023, 51.2% of our debt obligations are fixed in nature or are subject to interest rate swap derivatives, including a forward starting interest rate swap derivative, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, annual interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.0 million based on the variable rates at June 30, 2023, and including the impact of a forward starting interest rate swap derivative.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

In February 2023, the Company’s board of directors reauthorized the existing stock repurchase program and restored the $500.0 million amount of aggregate common and preferred stock allowed to be repurchased under the program. During the three months ended June 30, 2023, the Company repurchased 301,461 shares of its common stock for a total purchase price of $2.9 million, including fees and commissions, leaving $489.5 million remaining under the stock repurchase program. The stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2023 - April 30, 2023	263,171	$9.48	263,171	$489,895,964
May 1, 2023 - May 31, 2023	38,290	$9.24	38,290	$489,542,164
June 1, 2023 - June 30, 2023	—		—	$489,542,164
Total	301,461	$9.45	301,461	$489,542,164

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Term Loan Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 5, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 4, 2023	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)