Form 10-Q
period 2023-09-30
Sunstone Hotel Investors, Inc.
filed 2023-11-07
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2023, there were 205,444,026 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,580,421	$2,840,928
Operating lease right-of-use assets, net	13,884	15,025
Cash and cash equivalents	113,768	101,223
Restricted cash	71,228	55,983
Accounts receivable, net	28,646	42,092
Prepaid expenses and other assets, net	33,106	27,566
Assets held for sale	247,776	—
Total assets	$3,088,829	$3,082,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt, net of unamortized deferred financing costs	$814,702	$812,681
Operating lease obligations	17,884	19,012
Accounts payable and accrued expenses	60,854	73,735
Dividends and distributions payable	17,765	13,995
Other liabilities	74,542	78,433
Liabilities of assets held for sale	15,397	—
Total liabilities	1,001,144	997,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both September 30, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both September 30, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both September 30, 2023 and December 31, 2022, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 205,623,316 shares issued and outstanding at September 30, 2023 and 209,320,447 shares issued and outstanding at December 31, 2022	2,056	2,093
Additional paid in capital	2,434,649	2,465,595
Distributions in excess of retained earnings	(630,270)	(663,977)
Total stockholders’ equity	2,087,685	2,084,961

Total liabilities and stockholders' equity	$3,088,829	$3,082,817

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Room	$158,467	$158,400	$484,304	$428,893
Food and beverage	64,007	63,476	213,634	174,717
Other operating	25,226	22,438	69,317	64,299
Total revenues	247,700	244,314	767,255	667,909
OPERATING EXPENSES
Room	41,034	38,791	122,756	106,594
Food and beverage	47,777	47,181	148,309	125,959
Other operating	6,129	6,440	18,031	17,965
Advertising and promotion	12,767	12,325	39,686	34,420
Repairs and maintenance	10,060	9,382	29,112	27,369
Utilities	7,784	7,708	21,644	19,652
Franchise costs	4,278	4,145	12,756	11,429
Property tax, ground lease and insurance	21,709	19,714	60,320	53,160
Other property-level expenses	29,020	29,032	92,654	83,333
Corporate overhead	7,127	7,879	23,991	27,310
Depreciation and amortization	33,188	31,750	97,927	94,003
Total operating expenses	220,873	214,347	667,186	601,194
Interest and other income	1,218	270	6,398	4,766
Interest expense	(11,894)	(9,269)	(34,911)	(20,288)
Gain on sale of assets	—	—	—	22,946
Gain (loss) on extinguishment of debt, net	9	(770)	9,930	(962)
Income before income taxes	16,160	20,198	81,486	73,177
Income tax (provision) benefit, net	(602)	290	(1,763)	126
NET INCOME	15,558	20,488	79,723	73,303
Income from consolidated joint venture attributable to noncontrolling interest	—	—	—	(3,477)
Preferred stock dividends	(3,226)	(3,351)	(10,762)	(10,897)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,332	$17,137	$68,961	$58,929

Basic and diluted per share amounts:
Basic income attributable to common stockholders per common share	$0.06	$0.08	$0.33	$0.27
Diluted income attributable to common stockholders per common share	$0.06	$0.08	$0.33	$0.27

Basic weighted average common shares outstanding	205,570	211,010	206,257	213,799
Diluted weighted average common shares outstanding	205,782	211,289	206,553	213,869

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total
Balance at December 31, 2022 (audited)	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$(663,977)	$2,084,961
Amortization of deferred stock compensation	—	—	—	—	2,545	—	2,545
Issuance of restricted common stock, net	—	—	55,970	1	(3,349)	—	(3,348)
Forfeiture of restricted common stock	—	—	(1,435)	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	(10,449)	(10,449)
Series G preferred stock dividends and dividends payable at $0.219536 per share	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(1,964,923)	(20)	(18,606)	—	(18,626)
Net income	—	—	—	—	—	21,087	21,087
Balance at March 31, 2023	11,250,000	$281,250	207,410,059	$2,074	$2,446,185	$(657,107)	$2,072,402
Amortization of deferred stock compensation	—	—	—	—	3,442	—	3,442
Issuance of restricted common stock	—	—	82,552	1	(429)	—	(428)
Forfeiture of restricted common stock	—	—	(6,459)	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	(10,448)	(10,448)
Series G preferred stock dividends and dividends payable at $0.219536 per share	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(301,461)	(3)	(2,852)	—	(2,855)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	(299)
Net income	—	—	—	—	—	43,078	43,078
Balance at June 30, 2023	11,250,000	$281,250	207,184,691	$2,072	$2,446,047	$(628,245)	$2,101,124
Amortization of deferred stock compensation	—	—	—	—	2,628	—	2,628
Common stock distributions and distributions payable at $0.07 per share	—	—	—	—	—	(14,357)	(14,357)
Series G preferred stock dividends and dividends payable at $0.015182 per share	—	—	—	—	—	(40)	(40)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(1,561,375)	(16)	(14,026)	—	(14,042)
Net income	—	—	—	—	—	15,558	15,558
Balance at September 30, 2023	11,250,000	$281,250	205,623,316	$2,056	$2,434,649	$(630,270)	$2,087,685

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions	Noncontrolling
	Preferred Stock		Common Stock			in Excess of	Interest in
	Number of		Number of		Additional	Retained	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Joint Venture	Total
Balance at December 31, 2021 (audited)	11,250,000	$281,250	219,333,783	$2,193	$2,631,484	$(715,960)	$40,807	$2,239,774
Amortization of deferred stock compensation	—	—	—	—	3,701	—	—	3,701
Issuance of restricted common stock, net	—	—	213,179	2	(3,353)	—	—	(3,351)
Series G preferred stock dividends and dividends payable at $0.221475 per share	—	—	—	—	—	(587)	—	(587)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(3,879,025)	(38)	(43,427)	—	—	(43,465)
Net income	—	—	—	—	—	13,989	1,134	15,123
Balance at March 31, 2022	11,250,000	$281,250	215,667,937	$2,157	$2,588,405	$(705,744)	$41,941	$2,208,009
Amortization of deferred stock compensation	—	—	—	—	2,971	—	—	2,971
Issuance of restricted common stock	—	—	53,616	1	(92)	—	—	(91)
Forfeiture of restricted common stock	—	—	(34,807)	—	—	—	—	—
Series G preferred stock dividends and dividends payable at $0.221475 per share	—	—	—	—	—	(587)	—	(587)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(3,235,958)	(33)	(34,482)	—	—	(34,515)
Distribution to noncontrolling interest	—	—	—	—	—	—	(5,500)	(5,500)
Acquisition of noncontrolling interest, net	—	—	—	—	(62,564)	—	(38,784)	(101,348)
Net income	—	—	—	—	—	35,349	2,343	37,692
Balance at June 30, 2022	11,250,000	$281,250	212,450,788	$2,125	$2,494,238	$(674,168)	$—	$2,103,445
Amortization of deferred stock compensation	—	—	—	—	2,350	—	—	2,350
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	(10,610)	—	(10,610)
Series G preferred stock dividends and dividends payable at $0.062081 per share	—	—	—	—	—	(165)	—	(165)
Series H preferred stock dividends and dividends payable at $0.382813 per share	—	—	—	—	—	(1,761)	—	(1,761)
Series I preferred stock dividends and dividends payable at $0.356250 per share	—	—	—	—	—	(1,425)	—	(1,425)
Repurchase of outstanding common stock	—	—	(880,577)	(9)	(8,657)	—	—	(8,666)
Net income	—	—	—	—	—	20,488	—	20,488
Balance at September 30, 2022	11,250,000	$281,250	211,570,211	$2,116	$2,487,931	$(667,641)	$—	$2,103,656

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,723	$73,303
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	184	846
Gain on sale of assets	—	(22,946)
(Gain) loss on extinguishment of debt, net	(9,930)	962
Noncash interest on derivatives, net	(3,348)	(2,904)
Depreciation	97,540	93,573
Amortization of franchise fees and other intangibles	332	387
Amortization of deferred financing costs	1,960	1,940
Amortization of deferred stock compensation	8,263	8,661
Gain on hurricane-related damage	(3,722)	(4,369)
Changes in operating assets and liabilities:
Accounts receivable, net	7,477	(16,279)
Prepaid expenses and other assets	(5,804)	5,465
Accounts payable and other liabilities	(3,851)	12,109
Operating lease right-of-use assets and obligations	(82)	(1,050)
Net cash provided by operating activities	168,742	149,698
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	191,291
Disposition deposit	10,000	—
Proceeds from property insurance	3,722	4,369
Acquisitions of hotel properties and other assets	—	(232,506)
Renovations and additions to hotel properties and other assets	(73,944)	(97,539)
Net cash used in investing activities	(60,222)	(134,385)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	(299)	(101,348)
Payment of common stock offering costs	(428)	(91)
Repurchases of outstanding common stock	(35,523)	(86,646)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Proceeds from credit facility	—	230,000
Payment on credit facility	—	(230,000)
Proceeds from note payable	225,000	243,615
Payments on notes payable	(221,554)	(38,405)
Payments of deferred financing costs	(2,332)	(7,404)
Dividends and distributions paid	(42,246)	(11,059)
Distribution to noncontrolling interest	—	(5,500)
Net cash used in financing activities	(80,730)	(10,189)
Net increase in cash and cash equivalents and restricted cash	27,790	5,124
Cash and cash equivalents and restricted cash, beginning of period	157,206	162,717
Cash and cash equivalents and restricted cash, end of period	$184,996	$167,841

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	September 30,
	2023	2022
Cash and cash equivalents	$113,768	$117,588
Restricted cash	71,228	50,253
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$184,996	$167,841

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$39,013	$24,279
Cash paid for income taxes, net	$1,272	$218
Operating cash flows used for operating leases	$4,150	$5,080

Changes in operating lease right-of-use assets	$3,304	$3,020
Changes in operating lease obligations	(3,386)	(4,070)
Changes in operating lease right-of-use assets and lease obligations, net	$(82)	$(1,050)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Nine Months Ended September 30,
	2023	2022
Accrued renovations and additions to hotel properties and other assets	$12,029	$17,630
Disposition deposit received in prior year in connection with sale of hotel	$—	$4,000
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$2,163	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$—	$44,712
Assignment of finance lease obligation in connection with sale of hotel	$—	$15,569
Assignment of operating lease right-of-use asset in connection with sale of hotel	$—	$2,275
Assignment of operating lease obligation in connection with sale of hotel	$—	$2,609
Amortization of deferred stock compensation — construction activities	$352	$361
Dividends and distributions payable	$17,765	$13,961

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

As of September 30, 2023, the Company owned 15 hotels, one of which was considered held for sale, leaving 14 hotels (the “14 Hotels”) currently held for investment. The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc.	6
Hyatt Hotels Corporation	2
Four Seasons Hotels Limited	1
Highgate Hotels L.P. and an affiliate	1	(1)
Hilton Worldwide	1
Interstate Hotels & Resorts, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of September 30, 2023	15
(1)	The Boston Park Plaza was considered held for sale as of September 30, 2023, and subsequently sold on October 26, 2023 (see Note 13).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

As of the third quarter of 2023, the Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified (no such distinction) to conform with its REIT peers in the lodging sector and reporting entities in the REIT industry more broadly. Given the nature of the Company's operations, the previous classified presentation did not provide additional information that was useful to derive any metric by which the Company is measured and made comparisons to similar reporting entities more challenging and less meaningful. As the Company is now presenting an unclassified balance sheet, adjustments have been made to the historical classified consolidated balance sheet at December 31, 2022 in order for it to conform with the current unclassified presentation.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$15,558	$20,488	$79,723	$73,303
Income from consolidated joint venture attributable to noncontrolling interest	—	—	—	(3,477)
Preferred stock dividends	(3,226)	(3,351)	(10,762)	(10,897)
Distributions paid to participating securities	(72)	(64)	(176)	(64)
Undistributed income allocated to participating securities	—	(40)	(178)	(301)
Numerator for basic and diluted income attributable to common stockholders	$12,260	$17,033	$68,607	$58,564
Denominator:
Weighted average basic common shares outstanding	205,570	211,010	206,257	213,799
Unvested restricted stock units	212	279	296	70
Weighted average diluted common shares outstanding	205,782	211,289	206,553	213,869

Basic income attributable to common stockholders per common share	$0.06	$0.08	$0.33	$0.27
Diluted income attributable to common stockholders per common share	$0.06	$0.08	$0.33	$0.27

In its calculation of diluted earnings per share, the Company excluded 1,032,564 anti-dilutive unvested time-based restricted stock awards for the three and nine months ended September 30, 2023 and 1,289,146 anti-dilutive unvested time-based restricted stock awards for the three and nine months ended September 30, 2022 (see Note 11).

The Company also had unvested performance-based restricted stock units as of September 30, 2023 and 2022 that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined price targets. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (see Note 11).

Restricted Cash

Restricted cash primarily includes lender reserves required by the Company’s debt agreements and reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction (see Note 4). In addition, restricted cash as of September 30, 2023 and December 31, 2022 included $0.2 million and $10.2 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels and $0.2 million held as collateral for certain letters of credit as of both September 30, 2023 and December 31, 2022 (see Note 12). Restricted cash as of December 31, 2022 also included $3.1 million held in escrow for the purpose of satisfying any potential employee-related obligations that should arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley (see Note 12).

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

Impairment losses are recorded on investments in hotel properties to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows, including potential sale proceeds, expected to be generated by those assets based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. The Company evaluates its investments in hotel properties to determine if there are indicators of impairment on a quarterly basis. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the carrying value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. The Company considers indicators of impairment such as, but not limited to, hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositioning, physical damage to the property due to unforeseen events such as natural disasters, and other market and economic conditions. If the Company determines that an indicator of impairment is present, the Company performs an analysis to determine the recoverability of the hotel by comparing the future undiscounted cash flows expected to be generated by the hotel to the hotel’s carrying amount.

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three or nine months ended September 30, 2023 and 2022.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no ROU assets were impaired during either the three or nine months ended September 30, 2023 and 2022.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Trade receivables, net (1)	$12,362	$19,751
Contract liabilities (2)	$47,977	$50,219
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in other liabilities on the accompanying consolidated balance sheets.

During both the three months ended September 30, 2023 and 2022, the Company recognized approximately $3.0 million in revenue related to its outstanding contract liabilities. During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $41.9 million and $25.4 million, respectively, in revenue related to its outstanding contract liabilities.

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

In May 2023, the Company repaid the $220.0 million loan secured by the Hilton San Diego Bayfront, which was subject to LIBOR, and the loan’s related interest rate cap derivative, which was also subject to LIBOR, was terminated (see Note 5). The Company’s adoptions of ASU No. 2020-04 and ASU No. 2022-06 in the second quarter of 2023 had no impact on its consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Land	$614,112	$672,531
Buildings and improvements	2,556,852	2,793,771
Furniture, fixtures and equipment	403,362	426,189
Intangible assets	42,187	42,187
Construction in progress	62,358	71,689
Investment in hotel properties, gross	3,678,871	4,006,367
Accumulated depreciation and amortization	(1,098,450)	(1,165,439)
Investment in hotel properties, net	$2,580,421	$2,840,928

4. Disposal

The Company classified the Boston Park Plaza as held for sale at September 30, 2023, and subsequently sold the hotel in October 2023 (see Note 13). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation. The Company’s accounts payable and accrued expenses at September 30, 2023 includes a $10.0 million deposit of disposition-related earnest money received from the hotel’s buyer and held in escrow reserves pending completion of the hotel’s sale.

The Company classified the assets and liabilities of the Boston Park Plaza as held for sale at September 30, 2023 as follows (in thousands):

September 30,
2023
Investment in hotel properties, net	$239,560
Accounts receivable, net	5,880
Prepaid expenses and other assets, net	2,336
Assets held for sale	$247,776

Accounts payable and accrued expenses	$8,843
Other liabilities	6,554
Liabilities of assets held for sale	$15,397

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2023 and December 31, 2022, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2023 and December 31, 2022, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of September 30, 2023 and December 31, 2022, 51.2% and 42.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives and forward starting interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2023 (unaudited) and December 31, 2022 were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$819,582	$793,280	$816,136	$809,141

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the current uncertain economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2023 (unaudited) and December 31, 2022 (in thousands):

								Estimated Fair Value of Assets (1)
		Strike / Capped		Effective	Maturity		Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date		Amount	2023	2022
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2022	December 9, 2023	$	N/A	$ N/A	$60
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026		$75,000	1,822	N/A
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026		$100,000	1,794	N/A
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023		N/A	N/A	208
								$3,616	$268
(1)	In May 2023, the cap derivative was terminated in conjunction with the Company’s repayment of the loan secured by the Hilton San Diego Bayfront (see Note 7). The fair values of the cap and swap derivatives are included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the three and nine months ended September 30, 2023 and 2022 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Noncash interest on derivatives, net	$(1,469)	$(39)	$(3,348)	$(2,904)

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses	$11,751	$6,478
Inventory	8,426	7,922
Deferred financing costs	3,978	5,031
Property and equipment, net	3,311	3,685
Interest rate derivatives	3,616	268
Deferred rent on straight-lined third-party tenant leases	648	2,413
Liquor licenses	930	933
Other	446	836
Total prepaid expenses and other assets, net	$33,106	$27,566

7. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
	September 30, 2023				September 30,	December 31,
	Rate Type		Interest Rate	Maturity Date	2023	2022
					(unaudited)
Mortgage Loans
Hilton San Diego Bayfront	N/A	(1)	N/A	December 9, 2023	$—	$220,000
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	74,582	76,136
Total mortgage loans					$74,582	$296,136

Unsecured Corporate Credit Facilities
Term Loan 1	Fixed	(2)	5.25%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(3)	6.76%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(4)	6.78%	May 1, 2025	225,000	—
Total unsecured corporate credit facilities					$575,000	$350,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Unamortized deferred financing costs					(4,880)	(3,455)
Debt, net of unamortized deferred financing costs					$814,702	$812,681
(1)	The mortgage loan secured by the Hilton San Diego Bayfront was repaid on May 9, 2023, using proceeds received from the Company’s Term Loan 3. The mortgage loan was subject to an interest rate cap derivative (see Note 5). The effective interest rate on the loan was 5.571% at December 31, 2022.
(2)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 5). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. In May 2023, the pricing grid was reduced by 0.02% to a range of 1.33% to 2.18% as the Company achieved the 2022 sustainability performance metric specified in the Second Amended Credit Agreement. The reduction in the pricing grid will be evaluated annually and is subject to the Company’s continued ability to satisfy its sustainability metric. The effective interest rates on the term loan were 5.25% and 5.82% at September 30, 2023 and December 31, 2022, respectively.
(3)	Term Loan 2 was subject to an interest rate swap derivative until the swap expired in January 2023 (see Note 5). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. In May 2023, the pricing grid was reduced by 0.02% to a range of 1.33% to 2.18% as the Company achieved the 2022 sustainability performance metric specified in the Second Amended Credit Agreement. The reduction in the pricing grid will be evaluated annually and is subject to the Company’s continued ability to satisfy its sustainability metric. The effective interest rates on the term loan were 6.76% and 4.27% at September 30, 2023 and December 31, 2022, respectively.
(4)	On May 1, 2023, the Company entered into a term loan agreement (“Term Loan 3”) and drew a total of $225.0 million, of which $220.0 million was used to repay the mortgage loan secured by the Hilton San Diego Bayfront. The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 3 matures on May 1, 2025, with a one-time option to extend the loan by twelve months to May 1, 2026 upon the payment of applicable fees and the satisfaction of certain customary conditions. The Company also has the right to increase Term Loan 3 in an amount up to $50.0 million, for an aggregate facility of $275.0 million from lenders that are willing at such time to provide such increase. The effective interest rate on the term loan was 6.78% at September 30, 2023.

As of September 30, 2023, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on debt and finance lease obligation	$12,623	$8,719	$36,299	$21,252
Noncash interest on derivatives, net	(1,469)	(39)	(3,348)	(2,904)
Amortization of deferred financing costs	740	589	1,960	1,940
Total interest expense	$11,894	$9,269	$34,911	$20,288

8. Other Liabilities

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Advance deposits	$47,977	$50,219
Property, sales and use taxes payable	12,976	7,500
Accrued interest	4,202	6,915
Deferred rent	3,029	3,981
Management fees payable	566	1,584
Other	5,792	8,234
Total other liabilities	$74,542	$78,433

9. Leases

As of both September 30, 2023 and December 31, 2022, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Right-of-use assets, net	$13,884	$15,025

Lease obligations	$17,884	$19,012

Weighted average remaining lease term	32 years
Weighted average discount rate	5.3%

In January 2023, the Company relocated its corporate headquarters and recognized a $2.2 million operating lease right-of-use asset and related lease obligation.

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost (1):
Interest on lease obligation	$—	$—	$—	$117
Operating lease cost	1,360	1,325	4,068	4,041
Variable lease cost (2)	2,481	2,241	6,764	5,100
Sublease income (3)	(296)	—	(890)	—
Total lease cost	$3,545	$3,566	$9,942	$9,258
(1)	Finance lease cost for the nine months ended September 30, 2022 included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022.
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(3)	During the fourth quarter of 2022, the Company entered into a sublease agreement on its previous corporate headquarters, which became effective in January 2023. Sublease income is included in corporate overhead in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2023.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of common shares repurchased	1,561,375	880,577	3,827,759	7,995,560
Cost, including fees and commissions	$14,042	$8,666	$35,523	$86,646
Number of preferred shares repurchased	—	—	—	—

As of September 30, 2023, $475.5 million remains available for repurchase under the stock repurchase program (see Note 13). Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

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

In March 2023, the Company terminated the 2017 ATM Agreements and entered into similar separate “At the Market” Agreements (the “2023 ATM Agreements”) with several financial institutions. In accordance with the terms of the 2023 ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under either the 2017 ATM Agreements or the 2023 ATM Agreements during the three and nine months ended September 30, 2023 and 2022, leaving $300.0 million available for sale.

11. Incentive Award Plan

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

As of both September 30, 2023 and 2022, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense, including forfeitures	$2,511	$2,230	$8,263	$8,661

Capitalized compensation cost (1)	$117	$120	$352	$361
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity for the nine months ended September 30, 2023:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2023	1,289,146	$11.65
Granted	450,964	$10.58
Vested	(699,652)	$11.76
Forfeited	(7,894)	$11.14
Unvested at September 30, 2023	1,032,564	$11.11

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return and the achievement of pre-determined stock price targets during performance periods ranging from two years to five years. The following is a summary of non-vested restricted stock unit activity, at target performance, for the nine months ended September 30, 2023:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2023	612,584	$10.40
Granted	463,576	$11.07
Unvested at September 30, 2023	1,076,160	$10.69

The restricted stock units granted during the first nine months of 2023 vest based on the Company’s total relative shareholder return following a three year performance period. The number of shares that may become vested ranges from zero to 200%. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic management fees	$6,774	$6,695	$21,101	$18,310
Incentive management fees	604	736	6,546	5,361
Total basic and incentive management fees	$7,378	$7,431	$27,647	$23,671

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Franchise assessments (1)	$4,025	$3,877	$11,842	$10,564
Franchise royalties	253	268	914	865
Total franchise costs	$4,278	$4,145	$12,756	$11,429
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At September 30, 2023, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at September 30, 2023 totaled $40.4 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida and Hawaii exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of September 30, 2023, 9 of the 14 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
California	5	39%	45%
Florida	3	19%	17%
Hawaii	1	8%	17%

Other

In June 2023, the Company entered into an agreement to finalize its Hurricane Ida-related property damage claim and its business interruption claim at the Hilton New Orleans St. Charles, resulting in the receipt of $3.7 million for property damage expenses incurred and $0.5 million in business interruption proceeds, which are included in interest and other income and other operating revenue, respectively, on the accompanying consolidated statements of operations for the nine months ended September 30, 2023.

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), of which the Company was relieved of $1.0 million as of December 31, 2022. In February 2023, the Company was relieved of an additional $9.8 million of the potential obligation and the funds were released from escrow to the Company, resulting in a $9.8 million gain on extinguishment of debt. The remaining potential obligation is reassessed at the end of every quarter, resulting in a total gain on extinguishment of debt of $9,000 and $9.9 million included on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, restricted cash on the accompanying consolidated balance sheets included $0.2 million and $10.2 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. The potential obligation balances of $0.2 million and $10.2 million were included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

At September 30, 2023, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2023. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both September 30, 2023 and December 31, 2022.

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

13. Subsequent Events

On October 26, 2023, the Company sold the Boston Park Plaza for a gross sale price of $370.0 million.

Subsequent to the end of the third quarter of 2023 and through the date of issuance of these financial statements, the Company repurchased 233,692 shares of its common stock for $2.1 million, including fees and commissions, leaving $473.4 million remaining for repurchase under the Company’s stock repurchase program.

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

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2023, we owned 15 hotels, one of which, the Boston Park Plaza, was classified as held for sale due to its sale in October 2023. All but two of our hotels (the Boston Park Plaza and the Oceans Edge Resort & Marina) are operated under nationally recognized brands. Our two unbranded hotels are located in top urban and resort destination markets that have enabled them to establish awareness with both group and transient customers. Excluding the Boston Park Plaza, our hotels average 477 rooms in size.

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

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use asset (prior to the related hotel’s sale in February 2022), franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation (prior to the related hotel’s sale in February 2022), gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax (provision) benefit, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Income from consolidated joint venture attributable to noncontrolling interest, which includes the net income attributable to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-

use assets and obligations; the cash component of ground lease expense for any finance lease obligation that was included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2023 and 2022, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2023	2022	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$158,467	$158,400	$67	—%
Food and beverage	64,007	63,476	531	0.8%
Other operating	25,226	22,438	2,788	12.4%
Total revenues	247,700	244,314	3,386	1.4%
OPERATING EXPENSES
Hotel operating	151,538	145,686	5,852	4.0%
Other property-level expenses	29,020	29,032	(12)	—%
Corporate overhead	7,127	7,879	(752)	(9.5)%
Depreciation and amortization	33,188	31,750	1,438	4.5%
Total operating expenses	220,873	214,347	6,526	3.0%
Interest and other income	1,218	270	948	351.1%
Interest expense	(11,894)	(9,269)	(2,625)	(28.3)%
Gain (loss) on extinguishment of debt, net	9	(770)	779	101.2%
Income before income taxes	16,160	20,198	(4,038)	(20.0)%
Income tax (provision) benefit, net	(602)	290	(892)	(307.6)%
NET INCOME	15,558	20,488	(4,930)	(24.1)%
Preferred stock dividends	(3,226)	(3,351)	125	3.7%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,332	$17,137	$(4,805)	(28.0)%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2023 and 2022, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2023	2022	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$484,304	$428,893	$55,411	12.9%
Food and beverage	213,634	174,717	38,917	22.3%
Other operating	69,317	64,299	5,018	7.8%
Total revenues	767,255	667,909	99,346	14.9%
OPERATING EXPENSES
Hotel operating	452,614	396,548	56,066	14.1%
Other property-level expenses	92,654	83,333	9,321	11.2%
Corporate overhead	23,991	27,310	(3,319)	(12.2)%
Depreciation and amortization	97,927	94,003	3,924	4.2%
Total operating expenses	667,186	601,194	65,992	11.0%
Interest and other income	6,398	4,766	1,632	34.2%
Interest expense	(34,911)	(20,288)	(14,623)	(72.1)%
Gain on sale of assets	—	22,946	(22,946)	(100.0)%
Gain (loss) on extinguishment of debt, net	9,930	(962)	10,892	1,132.2%
Income before income taxes	81,486	73,177	8,309	11.4%
Income tax (provision) benefit, net	(1,763)	126	(1,889)	(1,499.2)%
NET INCOME	79,723	73,303	6,420	8.8%
Income from consolidated joint venture attributable to noncontrolling interest	—	(3,477)	3,477	100.0%
Preferred stock dividends	(10,762)	(10,897)	135	1.2%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$68,961	$58,929	$10,032	17.0%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Operations at most of our hotels during the first nine months of 2022 were negatively impacted by COVID-19’s Omicron variant and subvariants. Consequently, the results of our operations for the first nine months of 2023 are not comparable to the same period in 2022.
●	Hotel Acquisition: In June 2022, we purchased The Confidante Miami Beach, resulting in increased revenues, operating expenses and depreciation expense for the first nine months of 2023 as compared to the same period in 2022.
●	Hotel Dispositions: In February 2022, we sold the Hyatt Centric Chicago Magnificent Mile, and in March 2022, we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. As a result of these three hotel dispositions (the “Three Disposed Hotels”), our revenues, operating expenses and depreciation expense for the first nine months of 2023 are not comparable to the same period in 2022.

Room revenue. Room revenue remained relatively constant for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 as a 140 basis point increase in occupancy was offset by a 1.9% decrease in the average daily rate.

	Three Months Ended September 30,
	2023			2022			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	72.8%	$305.69	$222.54	71.4%	$311.62	$222.50	140	bps	(1.9)%	0.0%

For the nine months ended September 30, 2023, room revenue increased $55.4 million, or 12.9%, as compared to the nine months ended September 30, 2022 as follows:

●	Room revenue at the 14 hotels we owned during the entirety of the first nine months of 2023 and 2022 (the “Existing Portfolio”) increased $46.9 million. Occupancy increased 720 basis points and the average daily room rate increased 0.2%, resulting in an 11.1% increase in RevPAR.

	Nine Months Ended September 30,
	2023			2022			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	73.6%	$313.88	$231.02	66.4%	$313.28	$208.02	720	bps	0.2%	11.1%

The Confidante Miami Beach	63.3%	$292.60	$185.22	N/A	N/A	N/A	N/A		N/A	N/A

●	The Confidante Miami Beach caused room revenue to increase by $11.0 million.
●	The Three Disposed Hotels caused room revenue to decrease by $2.5 million.

Food and beverage revenue. Food and beverage revenue increased $0.5 million, or 0.8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increased group demand partially offset by wildfire and renovation disruptions at the Wailea Beach Resort and The Confidante Miami Beach, respectively.

For the nine months ended September 30, 2023, food and beverage revenue increased $38.9 million, or 22.3%, as compared to the nine months ended September 30, 2022 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $34.1 million.
●	The Confidante Miami Beach caused food and beverage revenue to increase by $5.0 million.
●	The Three Disposed Hotels caused food and beverage revenue to decrease by $0.1 million.

Other operating revenue. Other operating revenue increased $2.8 million, or 12.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase in cancellation and attrition fees collected from groups who either did not perform at their contracted levels or who chose to indefinitely postpone or relocate their events. In addition, facility and resort fees, spa revenue, winery revenue, parking fees and hotel-related interest income increased corresponding to the increase in occupancy, partially offset by decreased contract commissions and retail revenue.

For the nine months ended September 30, 2023, other operating revenue increased $5.0 million, or 7.8%, as compared to the nine months ended September 30, 2022 as follows:

●	Other operating revenue at the Existing Portfolio increased $4.1 million, primarily due to the increase in occupancy which resulted in increased revenue from facility and resort fees, parking fees, winery revenue, hotel-related interest income, spa revenue, tenant rent, and internet usage fees. These increases were partially offset by decreased COVID-19-related cancellation and attrition fees and contract commissions. In addition, other operating revenue in the first nine months of 2023 and 2022 included $0.5 million and $1.0 million, respectively, in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption.
●	The Confidante Miami Beach caused other operating revenue to increase by $1.6 million.
●	The Three Disposed Hotels caused other operating revenue to decrease by $0.6 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $5.9 million, or 4.0%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily corresponding to the increases in revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses increased due to increases in the cost of natural gas and electricity.

For the nine months ended September 30, 2023, hotel operating expenses increased $56.1 million, or 14.1%, as compared to the nine months ended September 30, 2022 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $50.2 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas and electricity. Partially offsetting these increased expenses, repairs and maintenance expenses decreased as our New Orleans hotels recognized $1.6 million in Hurricane Ida-related restoration expenses in the first nine months of 2022, with no corresponding expense recognized in the first nine months of 2023.
●	The Confidante Miami Beach caused hotel operating expenses to increase by $10.3 million.

●	The Three Disposed Hotels caused hotel operating expenses to decrease by $4.5 million.

Other property-level expenses. Other property-level expenses remained relatively constant for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, as increased payroll and related expenses and supply expenses were offset by decreased employee recruiting and training expenses and credit card commissions.

For the nine months ended September 30, 2023, other property-level expenses increased $9.3 million, or 11.2%, as compared to the nine months ended September 30, 2022 as follows:

●	Other property-level expenses at the Existing Portfolio increased $7.6 million, including a $3.5 million increase in management fees related to increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, credit card commissions, supply expenses, travel expenses, license and permit fees and employee recruiting and training expenses. These increased expenses were partially offset by decreased contract and professional fees.
●	The Confidante Miami Beach caused other property-level expenses to increase by $2.5 million.
●	The Three Disposed Hotels caused other property-level expenses to decrease by $0.8 million.

Corporate overhead expense. Corporate overhead expense decreased $0.8 million, or 9.5%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to decreased payroll and related expenses, due diligence expenses, office rent expense due to the relocation of our corporate office in January 2023, professional fees and recruitment expenses. These decreased expenses were partially offset by increased deferred stock amortization expense and entity-level state franchise and minimum taxes.

For the nine months ended September 30, 2023, corporate overhead expense decreased $3.3 million, or 12.2%, as compared to the nine months ended September 30, 2022, primarily due to decreased payroll and related expenses and deferred stock amortization expense related to the chief executive officer transition costs recognized in the first nine months of 2022. Additional decreases to corporate overhead expense included office rent expense due to the relocation of our corporate office in January 2023, due diligence expenses and professional fees. These decreased expenses were partially offset by increased entity-level state franchise and minimum taxes, board of director expenses and environmental, social and governance expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.4 million, or 4.5%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.

For the nine months ended September 30, 2023, depreciation and amortization expense increased $3.9 million, or 4.2%, as compared to the nine months ended September 30, 2022 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $2.7 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Confidante Miami Beach caused depreciation and amortization expense to increase by $2.1 million.
●	The Three Disposed Hotels resulted in a decrease in depreciation and amortization expense of $0.9 million.

Interest and other income. Interest and other income totaled $1.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively.

During the third quarters of 2023 and 2022, we recognized interest income of $1.2 million and $0.3 million, respectively.

During the first nine months of 2023, we received insurance proceeds of $3.7 million for Hurricane Ida-related property damage at the Hilton New Orleans St. Charles and recognized interest income of $2.7 million. During the first nine months of 2022, we received insurance proceeds of $4.4 million for Hurricane Ida-related property damage at the Hilton New Orleans St. Charles and recognized interest income of $0.4 million.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on debt and finance lease obligation	$12,623	$8,719	$36,299	$21,252
Noncash interest on derivatives, net	(1,469)	(39)	(3,348)	(2,904)
Amortization of deferred financing costs	740	589	1,960	1,940
Total interest expense	$11,894	$9,269	$34,911	$20,288

Interest expense increased $2.6 million, or 28.3%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and $14.6 million, or 72.1%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 as follows:

Interest expense on our debt and finance lease obligation increased $3.9 million and $15.0 million in the third quarter and first nine months of 2023, respectively, as compared to the same periods in 2022, primarily due to increased interest on our variable rate debt, our draw of the $225.0 million available under our third term loan agreement in May 2023 and the additional amounts borrowed under two of our term loans in July 2022. These increases were partially offset due to our repayment of the $220.0 million loan secured by the Hilton San Diego Bayfront in May 2023, partial repayments of the senior notes in February 2022, decreases in the interest rates on our senior notes due to our exiting the covenant relief period in March 2022, and decreased interest on our finance lease obligation due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022.

Noncash changes in the fair market value of our derivatives caused interest expense to decrease $1.4 million and $0.4 million in the third quarter and first nine months of 2023, respectively, as compared to the same periods in 2022.

The amortization of deferred financing costs caused interest expense to increase $0.2 million and a nominal amount in the third quarter and first nine months of 2023, respectively, as compared to the same periods in 2022 due to costs incurred on our third term loan.

Our weighted average interest rate per annum, including our variable rate debt obligations, was approximately 5.8% and 4.4% at September 30, 2023 and 2022, respectively. Approximately 51.2% and 42.4% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at September 30, 2023 and 2022, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero for both the three and nine months ended September 30, 2023, and zero and $22.9 million for the three and nine months ended September 30, 2022, respectively. In the first quarter of 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

Gain (loss) on extinguishment of debt, net. Gain (loss) on extinguishment of debt, net totaled a nominal gain and a net loss of $0.8 million for the three months ended September 30, 2023 and 2022, respectively. During the third quarters of 2023 and 2022, we recognized nominal gains due to reassessments of the remaining Hilton Times Square potential employee-related obligations currently held in escrow. During the third quarter of 2022, we also recognized a loss of $0.8 million related to lender fees and the accelerated amortization of deferred financing costs associated with our July 2022 Amended Credit Agreement.

For the nine months ended September 30, 2023, gain (loss) on extinguishment of debt, net totaled a gain of $9.9 million as compared to a net loss of $1.0 million for the nine months ended September 30, 2022. During the first nine months of 2023, we recognized a gain of $9.9 million, comprised of $9.8 million from the relief of the majority of the Hilton Times Square potential employee-related obligations, with the funds released to us from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations currently held in escrow. During the first nine months of 2022, we recognized a loss of $1.0 million related to lender fees and the accelerated amortization of deferred financing costs associated with our July 2022 Amended Credit Agreement and the February 2022 repayments of a portion of our senior notes. This loss was slightly offset by a nominal gain due to reassessments of the remaining Hilton Times Square potential employee-related obligations currently held in escrow.

Income tax (provision) benefit, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the three and nine months ended September 30, 2023, we recognized current income tax provisions of $0.6 million and $1.8 million, respectively, resulting from current state and federal income tax expenses.

During the three and nine months ended September 30, 2022, we recognized net current income tax benefits of $0.3 million and $0.1 million, respectively. In September 2022, we recognized a state tax credit of $0.4 million associated with solar improvements at the Wailea Beach Resort. This credit was partially offset by $0.1 million in current state income tax expense. During the nine months ended September 30, 2022, the Wailea Beach Resort solar tax credit of $0.4 million was partially offset by $0.3 million in current state income tax expense.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest, which represented the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, totaled zero for both the three and nine months ended September 30, 2023, and zero and $3.5 million for the three and nine months ended September 30, 2022, respectively.

In June 2022, we acquired the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, resulting in our 100% ownership of the hotel.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series G preferred stock	$40	$165	$1,204	$1,339
Series H preferred stock	1,761	1,761	5,283	5,283
Series I preferred stock	1,425	1,425	4,275	4,275
Total preferred stock dividends	$3,226	$3,351	$10,762	$10,897

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,558	$20,488	$79,723	$73,303
Operations held for investment:
Depreciation and amortization	33,188	31,750	97,927	94,003
Interest expense	11,894	9,269	34,911	20,288
Income tax provision (benefit), net	602	(290)	1,763	(126)
Gain on sale of assets	—	—	—	(22,946)
EBITDAre	61,242	61,217	214,324	164,522

Operations held for investment:
Amortization of deferred stock compensation	2,511	2,230	8,263	8,661
Amortization of right-of-use assets and obligations	(13)	(350)	(82)	(1,050)
Amortization of contract intangibles, net	(19)	(19)	(55)	(43)
Finance lease obligation interest — cash ground rent	—	—	—	(117)
(Gain) loss on extinguishment of debt, net	(9)	770	(9,930)	962
Hurricane-related insurance restoration proceeds net of losses	—	—	(3,722)	(2,755)
Noncontrolling interest	—	—	—	(5,175)
Adjustments to EBITDAre, net	2,470	2,631	(5,526)	483
Adjusted EBITDAre, excluding noncontrolling interest	$63,712	$63,848	$208,798	$165,005

Adjusted EBITDAre, excluding noncontrolling interest decreased $0.1 million, or 0.2%, in the third quarter of 2023 as compared to the same period in 2022, primarily due to a decrease of $2.5 million, or 3.6%, in Adjusted EBITDAre at the Company’s hotels associated with the changes in the hotels’ revenues and expenses included in the discussion above regarding the operating results for the third quarter of 2023.

Adjusted EBITDAre, excluding noncontrolling interest increased $43.8 million, or 26.5%, in the first nine months of 2023 as compared to the same period in 2022 due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $25.9 million, or 13.7%, primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the first nine months of 2023.
●	The Confidante Miami Beach recorded Adjusted EBITDAre of $6.1 million in the first nine months of 2023, and $1.3 million in the first nine months of 2022.
●	The Three Disposed Hotels recorded net negative Adjusted EBITDAre of $2.2 million in the first nine months of 2022.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,558	$20,488	$79,723	$73,303
Preferred stock dividends	(3,226)	(3,351)	(10,762)	(10,897)
Operations held for investment:
Real estate depreciation and amortization	33,025	31,313	97,456	92,796
Gain on sale of assets	—	—	—	(22,946)
Noncontrolling interest	—	—	—	(4,933)
FFO attributable to common stockholders	45,357	48,450	166,417	127,323

Operations held for investment:
Amortization of deferred stock compensation	2,511	2,230	8,263	8,661
Real estate amortization of right-of-use assets and obligations	(124)	(288)	(371)	(868)
Amortization of contract intangibles, net	84	141	252	344
Noncash interest on derivatives, net	(1,469)	(39)	(3,348)	(2,904)
(Gain) loss on extinguishment of debt, net	(9)	770	(9,930)	962
Hurricane-related insurance restoration proceeds net of losses	—	—	(3,722)	(2,755)
Noncontrolling interest	—	—	—	132
Adjustments to FFO attributable to common stockholders, net	993	2,814	(8,856)	3,572
Adjusted FFO attributable to common stockholders	$46,350	$51,264	$157,561	$130,895

Adjusted FFO attributable to common stockholders decreased $4.9 million, or 9.6%, and increased $26.7 million, or 20.4%, in the third quarter and first nine months of 2023, respectively, as compared to the same periods in 2022 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility and term loans, and business interruption and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, repurchases of our common stock, repayments of notes payable and our credit facility and dividends and distributions on our preferred and common stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $168.7 million for the nine months ended September 30, 2023 as compared to $149.7 million for the nine months ended September 30, 2022. The net increase in cash provided by operating activities during the first nine months of 2023 as compared to the same period in 2022 was primarily due to the increase in travel demand benefiting our hotels and additional operating cash provided by the newly-acquired The Confidante Miami Beach, partially offset by a decrease in operating cash caused by the sales of the Three Disposed Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first nine months of 2023 as compared to the first nine months of 2022 was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Proceeds from sales of assets	$—	$191,291
Disposition deposit	10,000	—
Proceeds from property insurance	3,722	4,369
Acquisitions of hotel properties and other assets	—	(232,506)
Renovations and additions to hotel properties and other assets	(73,944)	(97,539)
Net cash used in investing activities	$(60,222)	$(134,385)

During the first nine months of 2023, we received a disposition deposit of $10.0 million from the buyer of the Boston Park Plaza, which we sold in October 2023, and we received insurance proceeds of $3.7 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were offset by $73.9 million invested for renovations and additions to our portfolio and other assets.

During the first nine months of 2022, we received total proceeds of $191.3 million from our sales of the Three Disposed Hotels, consisting of $63.2 million for the Hyatt Centric Chicago Magnificent Mile (having already received a $4.0 million disposition deposit in December 2021) and $128.1 million for the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. In addition, we received insurance proceeds of $4.4 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were offset by $232.5 million paid to acquire hotel properties and other assets, consisting of $232.0 million for The Confidante Miami Beach, including closing costs and prorations, and $0.5 million paid to acquire additional wet and dry boat slips at the Oceans Edge Resort & Marina. In addition, we invested $97.5 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2023 as compared to the first nine months of 2022 was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Acquisition of noncontrolling interest, including transaction costs	$(299)	$(101,348)
Payment of common stock offering costs	(428)	(91)
Repurchases of outstanding common stock	(35,523)	(86,646)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Proceeds from credit facility	—	230,000
Payment on credit facility	—	(230,000)
Proceeds from note payable	225,000	243,615
Payments on notes payable	(221,554)	(38,405)
Payments of deferred financing costs	(2,332)	(7,404)
Dividends and distributions paid	(42,246)	(11,059)
Distribution to noncontrolling interest	—	(5,500)
Net cash used in financing activities	$(80,730)	$(10,189)

During the first nine months of 2023, we paid an additional $0.3 million to true-up the total acquisition cost of the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront and $0.4 million in common stock offering costs related to our shelf registration statement. In addition, we paid $35.5 million to repurchase 3,827,759 shares of our outstanding common stock, $3.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $42.2 million in dividends and distributions to our preferred and common stockholders. We also entered into a term loan agreement, receiving $225.0 million in proceeds and paying $2.3 million in related deferred financing costs. We utilized the proceeds received from the term loan to repay the $220.0 million loan secured by the Hilton San Diego Bayfront. We also paid $1.6 million in scheduled principal payments on our notes payable.

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

Future. We expect our primary sources of cash will continue to be our working capital, credit facility, additional issuances of notes payable, dispositions of hotel properties, including our sale of the Boston Park Plaza in October 2023 for gross proceeds of $370.0 million, and proceeds from offerings of debt securities and common and preferred stock. However, there can be no assurance that our future asset sales will be successfully completed. As a result of rising inflation rates and interest rates, as well as a possible recession in 2024, certain sources of capital may not be as readily available to us as they have in the past or may only be available at higher costs.

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, repurchases of our common stock, distributions on our common stock, dividends on our preferred stock and acquisitions of hotels or interests in hotels.

The recent increases in inflation and interest rates have had, and we expect will continue to have, a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. The ability of our hotel operators to adjust rates has mitigated the impact of increased operating costs on our financial position and results of operations. However, the increases in interest rates are negatively affecting our variable rate debt, resulting in increased interest payments.

Cash Balance. As of September 30, 2023, our unrestricted cash balance was $113.8 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of September 30, 2023, we had $819.6 million of debt, $185.0 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2023, we had no amount outstanding under the revolving portion of our credit facility, with $500.0 million of capacity available for additional borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

As of September 30, 2023, 51.2% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, unsecured corporate-level Term Loan 1 and two unsecured corporate-level senior notes. In March 2023, we entered into two interest rate swaps on Term Loan 1, the first of which was effective March 17, 2023, expires March 17, 2026, and fixes the SOFR rate on $75.0 million of Term Loan 1 to 3.675%, and the second of which was effective September 14, 2023, expires September 14, 2026 and fixes the SOFR rate on the remaining $100.0 million of Term Loan 1 to 3.931%.

The Company’s floating rate debt as of September 30, 2023 included the $175.0 million unsecured corporate-level Term Loan 2, which was subject to an interest rate swap derivative until the derivative matured in January 2023, and the $225.0 million unsecured corporate-level Term Loan 3.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of September 30, 2023. Following the sale of the Boston Park Plaza in October 2023, we will have 13 unencumbered hotels. Should we obtain secured financing on any of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2023 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$819,582	$2,145	$362,437	$455,000	$—
Interest obligations on notes payable (1) (2)	170,638	48,544	86,981	35,113	—
Operating lease obligations, including imputed interest (3) (4)	17,352	5,665	8,382	1,942	1,363
Construction commitments	40,424	40,424	—	—	—
Total	$1,047,996	$96,778	$457,800	$492,055	$1,363
(1)	Notes payable and interest obligations on notes payable include the $225.0 million unsecured Term Loan 3 assuming the Company has exercised its one-time option to extend the maturity of the loan from May 1, 2025 to May 1, 2026 upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at September 30, 2023, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our previous corporate headquarters.
(4)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $73.9 million in our portfolio and other assets during the first nine months of 2023. As of September 30, 2023, we have contractual construction commitments totaling $40.4 million for ongoing renovations. During the remainder of 2023 and the majority of 2024, we will continue to incur significant capital expenditures as we complete a substantial renovation and rebranding of The Confidante Miami Beach to Andaz Miami Beach. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotel subject to a first mortgage lien, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s applicable annual revenue. As of September 30, 2023, our balance sheet includes restricted cash of $60.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Florida, Hawaii and New Orleans, the second quarter is strong for the Mid-Atlantic business hotels, both the second and third quarters are strong for the Northern California counties of Napa and Sonoma and the fourth quarter is strong for Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

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

period, a significant decline in operating results not related to renovations or repositioning, physical damage to the property due to unforeseen events such as natural disasters, and other market and economic conditions. If the Company determines that an indicator of impairment is present, the Company performs an analysis to determine the recoverability of the hotel by comparing the future undiscounted cash flows expected to be generated by the hotel to the hotel’s carrying amount.

If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. We perform a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. Our judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions.

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

As of September 30, 2023, 51.2% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, annual interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.0 million based on the variable rates at September 30, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)Issuer Purchases of Equity Securities

In February 2023, the Company’s board of directors reauthorized the existing stock repurchase program and restored the $500.0 million amount of aggregate common and preferred stock allowed to be repurchased under the program. During the three months ended September 30, 2023, the Company repurchased 1,561,375 shares of its common stock for a total purchase price of $14.0 million, including fees and commissions, leaving $475.5 million remaining under the stock repurchase program. The stock repurchase program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2023 - July 31, 2023	—		—	$489,542,164
August 1, 2023 - August 31, 2023	1,079,762	$8.96	1,079,762	$479,868,577
September 1, 2023 - September 30, 2023	481,613	$9.01	481,613	$475,531,290
Total	1,561,375	$8.97	1,561,375	$475,531,290

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 7, 2023	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)