Form 10-K
period 2023-12-31
Sunstone Hotel Investors, Inc.
filed 2024-02-23
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2023 as reported on the New York Stock Exchange was approximately $2.1 billion.

The number of shares of the registrant’s common stock outstanding as of February 11, 2024 was 203,532,888.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2023

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2023, we owned 14 hotels, comprised of 6,675 rooms, located in 6 states and in Washington, DC. Our portfolio consists of upper upscale and luxury hotels located in major convention, resort destination and urban markets. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

We own hotels in major convention, urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. Our mission is to be the premier stewards of capital in the lodging industry, providing superior returns to our stockholders by investing in hotels where we can add value through capital investment, hotel repositioning and asset management. In addition, we seek to capitalize on our portfolio’s embedded value and balance sheet strength to actively recycle past investments into new growth and value creation opportunities in order to deliver strong stockholder returns and superior per share net asset value growth.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2023, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of six of our hotels; Hyatt Hotels Corporation (“Hyatt”), manager of two of our hotels; and Four Seasons Hotels Limited (“Four Seasons”), Hilton Worldwide (“Hilton”), Interstate Hotels & Resorts, Inc. (“IHR”) (aka Aimbridge Hospitality), Montage North America, LLC (“Montage”), Sage Hospitality Group (“Sage”) and Singh Hospitality, LLC (“Singh”) (aka EOS Hospitality), each a manager of one of the Company’s hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

●	High Quality Portfolio of Hotels and Resorts.

Focus on Owning Well-Located Hotel and Resort Real Estate. We believe that we will create lasting stockholder value through the active ownership of well-located real estate with a balance of convention, resort and urban assets that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are highly desirable and are relevant today and whose relevance will stand the test of time for generations to come. We believe that our portfolio provides superior long-term economics and reduces the risk of waning demand that often happens to undercapitalized and poorly located hotels and resorts.

Presence in Key Markets. We believe that our hotels are located in many of the most desirable U.S. markets with enduring demand generators and significant barriers to entry for new supply. Our hotels are located in key urban gateway and convention markets and unique resort destination locations such as Boston, Key West, Maui, Miami, the Northern California counties of Napa and Sonoma, New Orleans, Orlando, Portland, San Diego, San Francisco and Washington DC. Over time, we expect the revenues of hotels located in key urban gateway and convention markets and unique resort destination locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Established Independents. As noted above, all but one of our hotels are operated under nationally recognized brands. We believe that affiliations with strong brands and established independents improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Well Maintained Portfolio. A primary component of our business is the renovation or repositioning of our hotels. We believe that our capital renovations and repositionings have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

●	Significant Liquidity Position. As of December 31, 2023, we had total cash of $493.7 million, including $67.3 million of restricted cash, and access to our undrawn $500.0 million credit facility. Adjusting for the January 2024 dividend and distribution payments of $30.0 million, our total pro forma cash including restricted cash as of December 31, 2023 would be $463.7 million. We believe our current liquidity will enable us to fund our day-to-day business needs without needing to raise additional capital through equity or debt issuances.

●	Flexible Capital Structure. We believe our capital structure provides us with financial flexibility to execute our strategy. As of December 31, 2023, the weighted average term to maturity of our debt was approximately three years, and we maintained a well-staggered and manageable debt maturity profile. We seek to employ a mix of fixed and variable rate debt to achieve a competitive blended cost of financing, and we utilize interest rate derivatives to help manage interest rate risk. As of December 31, 2023, 51.2% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates. Based on the variable rates at December 31, 2023 and including the effect of our interest rate swap derivatives, the weighted average interest rate on our total debt was 5.8%. As of December 31, 2023, we also have an undrawn $500.0 million credit facility. In addition to debt, we also selectively utilize preferred equity to finance our operations, which provides additional flexibility in our capital structure. For more information on our capital structure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Appropriate Leverage. We maintain an appropriately levered balance sheet which provides for significant capital allocation flexibility. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants. Our appropriate use of leverage in our capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession or global pandemics, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations. Our asset management team works with our third-party managers to drive property-level innovation, benchmark best practices and aggressively oversee hotel management teams and property plans. We work with our operators to develop hotel-level business plans, which include positioning and capital investment plans. We believe that a proactive asset management program can help grow the revenues of our hotel portfolio and maximize operational and environmental efficiency by leveraging best practices and innovations across our hotels, and by initiating well-timed and focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that generate attractive risk-adjusted returns on our investments. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to recycle and redeploy capital from slower growth assets to hotels and resorts with higher long-term growth rates. We also focus on disciplined capital recycling and may selectively sell hotels that we believe have reached the end of their investment lifecycle, no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a robust investor relations program.

Legal. Our legal team is responsible for overseeing and supporting all Company-wide legal matters, including all legal matters related to corporate oversight and governance, investment, asset management, design and construction, finance initiatives and litigation. We believe active and direct oversight of legal matters allows the Company the flexibility to pursue opportunities while minimizing legal exposure, protecting corporate assets and ultimately maximizing stockholder returns.

Business Strategy

As demand for lodging generally fluctuates with the overall economy, we seek to own well-located hotel and resort real estate that will maintain a high appeal with lodging travelers over long periods of time and will generate superior economic earnings materially in excess of recurring capital requirements. We take a lifecycle approach to hotel investment that maximizes our ability to create value during our period of ownership and opportunistically dispose of the hotel to harvest gains, realize that value, and then seek to redeploy the proceeds into new growth opportunities. Our goal is to maintain appropriate leverage and financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging options for guests in each of their markets. Competitive advantage is based on a number of factors, including location, price, physical attributes, service levels and reputation. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments and competition from timeshare, vacation rentals or sharing services. Increased competition could harm our occupancy or revenues or may lead our operators to increase service or amenity levels, which may reduce the profitability of our hotels.

We believe that competition for the acquisition of hotels is widespread. We face competition from institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During times when we seek to acquire hotels, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Seasonality and Volatility

As is typical of the lodging industry, we experience seasonality in our business. Demand at certain of our hotels is affected by seasonal business patterns that can cause quarterly fluctuations in our revenues. Revenue distribution in 2023 generally returned to pre-pandemic seasonality patterns with revenue per quarter at the same 13 hotels we owned in both 2023 and 2022 (the “Existing Portfolio”) of 24.6%, 27.3%, 24.4% and 23.7% for the first, second, third and fourth quarters, respectively. Revenue in 2022 continued to be affected by the COVID-19 pandemic, with the Omicron variant impacting travel in the first quarter of 2022, resulting in hotel revenue per quarter at the Existing Portfolio of 19.8%, 27.9%, 26.2% and 26.1% for the first, second, third and fourth quarters, respectively.

Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, weather patterns, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

Management Agreements

All of our hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. Descriptions of our third-party management agreements are included in Item 1. Business in our 2022, 2021 and 2020 Annual Reports on Form 10-K.

All of our management agreements require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2023, two of our hotels were operated subject to franchise agreements, The Bidwell Marriott Portland and the Hilton New Orleans St. Charles. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. The franchise agreements for The Bidwell Marriott Portland and the Hilton New Orleans St. Charles expire in October 2024 and May 2028, respectively.

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

Ground, Building and Airspace Lease Agreements

At December 31, 2023, the Hilton San Diego Bayfront was subject to a ground lease with an unaffiliated party, and the JW Marriott New Orleans was subject to an airspace lease that applies only to certain balcony space that is not integral to the hotel’s operations. In addition, as of December 31, 2023, we were obligated under a building lease with an unaffiliated party for our former corporate headquarters in Irvine, California, which we sublease to an unaffiliated party. As of December 31, 2023, the remaining terms of these ground, building and airspace leases range from approximately 5 to 48 years. The leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a hotel that is subject to a ground or airspace lease or any proposed assignment of our leasehold interest as lessee under the ground or airspace lease may require the consent of the applicable lessor. As a result, in the future, we may not be able to sell, assign, transfer or convey our lessee’s interest in a hotel subject to our remaining ground or airspace leases absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

Corporate Office

Our headquarters are located at 15 Enterprise, Suite 200, Aliso Viejo, California 92656 under a lease with an unaffiliated party that terminates on April 30, 2029.

Human Capital Resources

As of February 23, 2024, we had 40 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Our employees are vital to the success of our Company. We place a very high emphasis on maintaining positive relations with all of our employees and strive to create an inspiring and inclusive work environment where our employees feel motivated and empowered to produce exceptional results for the Company. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining and incentivizing our employees. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure, including:

●	Subsidized medical, dental and vision insurance;
●	Life and disability insurance;
●	Stock grant program;
●	401(k) savings and retirement plan with Company Safe Harbor contribution;
●	Profit sharing plan;
●	Hybrid work schedule;
●	Gym membership; and
●	Discount on hotel rooms.

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against those in both our industry and in similar disciplines.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. As of December 31, 2023, females constituted approximately 40% of our workforce, and ethnic, racial minorities and other underrepresented communities constituted approximately 35% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

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

Corporate Responsibility

We are committed to ensuring that our Corporate Responsibility program and initiatives, including the three core pillars of environmental sustainability, social responsibility and corporate governance (“ESG”), are integrated into our operating and investment strategies. We continuously seek opportunities to invest in initiatives intended to reduce energy, water and waste impacts; enhance the overall environment and health, safety and well-being of guests, hotel associates and our corporate employees; promote diversity, equity, inclusion and belonging; and improve the local communities in which we conduct business or own hotels. We take a comprehensive approach to our business and balance the best interests of all stakeholders, including the environment, our employees, our capital providers, the hotel associates and the communities in which we own hotels. As our board of directors recognizes the importance of an effective corporate responsibility strategy on our operations and returns, the board of directors has assigned the board’s Nominating and Corporate Governance Committee with overseeing the strategy, policies and implementation of our ESG program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels. While we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, solar power installations, low-flow plumbing fixture installations and building system upgrades. We are continuing to install bulk amenity dispensers and water filtration systems in our hotels to reduce waste. Additionally, on an annual basis, we publish a Corporate Responsibility Report on our website, which includes disclosures on our environmental and social performance and information related to our carbon footprint and the emissions at our hotels. Our Corporate Responsibility Report also includes a comparison of our energy, carbon, water and waste performance to the targets we announced in our 2019 Sustainability Report. The Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board for the Real Estate Sector, the Task-Force for Climate-Related Financial Disclosures (“TCFD”) and the Global Reporting Initiative Index.

Environmental Reviews

Environmental reviews have been conducted on all of our hotels. From time to time, we have commissioned environmental consultants to conduct Phase I environmental site assessments on certain of our properties. In some instances, these Phase I assessments relied on information prepared as part of prior environmental assessments. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. In addition, material environmental conditions, liabilities or compliance concerns may arise after the Phase I assessments are completed, or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liabilities.

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

ADA Regulation

Our properties must comply with various laws and regulations, including Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA; however, noncompliance with the ADA could result in capital expenditures, the imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is ongoing, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Inflation

Inflation affects our expenses, including, without limitation, by increasing costs such as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than revenue.

Securities Exchange Act Reports

Our internet address is www.sunstonehotels.com. Periodic and current Securities and Exchange Commission (“SEC”) reports and amendments to those reports, such as our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available, free of charge, through links displayed on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website that contains these reports at www.sec.gov. We may also use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely accessible through and posted on the “Investor Relations” page of our website. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Relations” page of our website. Our website and the SEC website and the information on our and the SEC’s website are not a part of this Annual Report on Form 10-K.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at February 23, 2024. All officers serve at the discretion of the board of directors subject to the terms of their respective employment agreements with the Company.

Name	Age	Position
Bryan A. Giglia	47	Chief Executive Officer
Robert C. Springer	46	President and Chief Investment Officer
David M. Klein	54	Executive Vice President and General Counsel
Christopher G. Ostapovicz	54	Executive Vice President and Chief Operating Officer
Aaron R. Reyes	45	Executive Vice President and Chief Financial Officer

The following is additional information with respect to the above-named officers.

Bryan A. Giglia is our Chief Executive Officer. Mr. Giglia joined the Company in March 2004 as a financial analyst, serving in the capacity of Director of Finance from October 2005 through February 2007. In March 2007, he was appointed Vice President Corporate Finance, and in March 2010, he was appointed Senior Vice President Corporate Finance, a position he held until February

2013, where he oversaw capital market transactions, corporate financial planning and analysis, and investor relations. In February 2013, Mr. Giglia was appointed Senior Vice President and Chief Financial Officer, and in February 2016 he was appointed Executive Vice President and Chief Financial Officer, a position he held until March 2022 when he was appointed Chief Executive Officer. Prior to joining Sunstone, Mr. Giglia served in a variety of accounting positions for Hilton Hotels Corporation. Mr. Giglia attended the Marshall School of Business at the University of Southern California, where he earned an M.B.A. degree. Mr. Giglia earned his B.S. degree in Business Administration from the University of Arizona.

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

Aaron R. Reyes is our Executive Vice President and Chief Financial Officer. Mr. Reyes joined the Company in April 2016 as Vice President Corporate Finance. In February 2021, he was appointed Senior Vice President Corporate Finance and Treasurer, a position he held until March 2022 when he was appointed Senior Vice President and Chief Financial Officer. In February 2024, Mr. Reyes was appointed Executive Vice President and Chief Financial Officer. Prior to joining Sunstone, Mr. Reyes was in the real estate and lodging investment banking divisions at Morgan Stanley and Bank of America Merrill Lynch. Prior to his time in investment banking, he was a manager with Accenture, a global consulting firm. Mr. Reyes received an undergraduate degree in finance from Pepperdine University and an M.B.A. with an emphasis in real estate from the Anderson School at the University of California, Los Angeles.

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

Risks Related to Our Business and Industry:

●	we own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, pandemics, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and other similar technologies could lessen the need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems;
●	delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;
●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;
●	because we are a REIT, we depend on third parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Marriott, Hilton, Hyatt, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;

●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	corporate responsibility, specifically related to ESG factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business or lead to a default or acceleration of our obligations under certain of our debt instruments;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or otherwise comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect; and
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud.

Risks Related to Our Debt and Financing:

●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, and should we default, we may be required to pay additional fees, provide additional security, repay the debt or forfeit the hotel securing the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	covenants in our debt instruments may restrict our operating, acquisition or disposition activities;
●	our debt agreements contain “cash trap” and restricted payment provisions that, in certain circumstances, could limit our ability to use funds generated by our hotels for other corporate purposes or to make distributions to our stockholders;
●	certain of our debt is subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all; and
●	our organizational documents contain no limitations on the amount of debt we can incur so we may become too highly leveraged.

Risks Related to Our Status as a REIT:

●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property;
●	dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	the TRS Lessee is subject to special rules that may result in increased taxes;
●	because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us;
●	we may be required to pay a penalty tax upon the sale of a hotel;
●	we may be subject to corporate income tax on certain built-in gains;
●	a transaction intended to qualify as a Section 1031 Exchange may later be determined to be taxable; and
●	legislative or other actions affecting REITs could have a negative effect on us.

Risks Related to Our Common Stock and Corporate Structure:

●	the market price of our equity securities may vary substantially;
●	any future distributions to our common stockholders may vary, and distributions on our common stock may be made in the form of cash, stock or a combination of both; however, the IRS may disallow our use of stock dividends;
●	shares of our common stock that are or become available for sale could affect the stock price;
●	our earnings and cash distributions may affect the market price of our common stock;
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves;

●	provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of the Company and may serve to limit our stock price; and
●	our board of directors may change our significant corporate policies without the consent of our stockholders.

The following includes a more detailed discussion of our material risk factors:

Risks Related to Our Business and Industry

We own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive.

The lodging industry is highly competitive. Our hotels compete with other hotels and alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb based on location, price, physical attributes, service levels, brand affiliation and reputation, among many other factors. New hotels may be constructed, creating additional competition, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors may have hotels that are better located, have a stronger reputation, or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and revenue at our hotels, which would harm our operations and limit or slow our future growth. In addition, in periods of low demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels when compared to other classes of hotels.

In addition, our business strategy is predicated on a lifecycle approach to hotel acquisitions and dispositions, and we may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners who are engaged in the acquisition of hotels. We also rely on the foregoing entities as potential purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, owners of our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

We believe that both new hotel construction and new hotel openings were delayed or even cancelled over the past several years due to the negative effects of the COVID-19 pandemic on the economy and the lodging industry. In addition, we believe construction supply constraints, the cost and availability of financing, and inflationary pressures on the cost of building materials will continue to discourage new hotel supply in many markets although some markets will experience new hotel openings at or greater than historic levels. We are unable to predict certain market changes including changes in the supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Events beyond our control, including economic slowdowns or recessions, pandemics, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers, and these groups may seek to curtail spending in periods of economic decline. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as pandemic-era travel restrictions have been lifted, and by changes in the value of the U.S. dollar in relation to other currencies which may make international travel more affordable; whereas operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

In periods of economic difficulties, including those caused by pandemics, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. While operations have sequentially improved since 2020, several of our hotels continue to operate below pre-pandemic levels. During 2023, our portfolio benefited from robust group business and increased corporate travel while leisure demand normalized. The amount of corporate business at our hotels continues to grow and we anticipate that our operations will further normalize in 2024.

Natural disasters, civil unrest and terrorism may also negatively impact our operations. We own five hotels located in wildfire-prone or seismically active areas of California and six hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii, and Louisiana). In addition, we own four hotels that are located in concentrated business sectors in major cities (Boston, San Diego, San Francisco and Washington, DC) that may be subject to higher-than-normal risk of terrorist attacks. We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms, and there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our hotels. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters or terrorist attacks resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Increasing inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities, and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than our revenue.

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

Certain of our third-party managers and their service providers have been subject to, and previously publicly released statements disclosing, cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems and other sensitive databases, some of which have or may have impacted our hotels and guests who have used our hotels’ services or amenities. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. Our information network and systems and the information networks and systems used by our third-party managers and franchisors can be vulnerable to threats such as: system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks; cyber-terrorism; viruses, worms, ransomware or other malicious software programs; social engineering; and employee error, negligence or fraud. Any compromise of the function, security and availability of our network and systems or the networks and systems of our third-party managers and franchisors could result in disruptions to operations, misappropriated or compromised confidential hotel or hotel guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations, damage to our reputation or the reputations of our third-party managers and franchisors, increased costs and lower margins. The costs to us to eliminate or alleviate cyber or other security problems could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any of these events could adversely affect our financial results, common stock price and reputation, lead to unauthorized disclosure of confidential information, result in delayed or misstated financial reports, monetary losses or regulatory penalties and subject us to potential litigation and liability.

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

Although we have taken steps to protect the security of our information systems and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies, or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, spoofed emails, phishing attacks, computer viruses, cyber extortionists or attacks by hackers. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats. We and our third-party managers and operators may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using techniques and tools designed to avoid detection, to circumvent security controls, and to remove or obfuscate forensic evidence.

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

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country.

As of December 31, 2023, most of our hotels were geographically concentrated in California, Florida and Hawaii as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	39%	44%
Florida	3	19%	17%
Hawaii	1	8%	17%

The concentration of our hotels in California, Florida and Hawaii exposes our business to economic conditions, competition, new hotel supply, and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology and financial industries. It is also possible that because of our California, Florida and Hawaii concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

We face possible risks associated with the physical and transitional effects of climate change.

We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, extreme temperatures, droughts and wildfires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our coastal markets could experience increases in storm intensity and rising sea-levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels, increase the number or length of power outages, or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost or limiting the availability of property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks.

We are subject to the climate change risks associated with the transitional effects to a low carbon scenario, which can include increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for Environmental and Social disclosures, increased cost of goods and raw materials and increased costs to manage the shift in consumer preferences. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental laws and regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or increased operating costs. Climate change may also affect our business by shifting consumer preferences to sustainable travel or by changing the comparative attractiveness of certain travel locations, and as a result, some of our hotels may be more or less in demand in the future. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

Uninsured or underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of litigation losses and catastrophic losses, such as those due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution, climate change or other environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessor, franchisors and managers.

Five of our hotels are located in California, which has been historically at greater risk of certain acts of nature, including wildfires, earthquakes and mudslides, than other states. In addition, a total of six hotels are located in Florida, Hawaii and Louisiana, which each have an increased potential to experience strong winds, wildfires, tropical storms and hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel. Acts of nature that do not result in physical loss at our hotels could diminish the desirability of our hotel’s location, resulting in less demand by travelers.

Property and casualty insurance, including coverage for terrorism, can be difficult or expensive to obtain. When our existing insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our hotels at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, fire, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we are unable to obtain adequate insurance on our hotels, it could cause us to be in default under certain covenants of our indebtedness or other contractual commitments we have to our ground lessor, franchisors and managers which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could harm our financial condition and results of operations.

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

The COVID-19 pandemic caused a significant decrease in business-related travel as companies increasingly utilized virtual meetings in response to travel restrictions and to protect the health and safety of their employees. While business transient demand improved in 2022 and 2023, it remained below pre-pandemic levels at some of our hotels. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in a sustained reduction in business travel. To the extent that such technologies, or new technologies, play an increased role in business interactions and the need for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2023 and 2022, we invested $110.1 million and $128.6 million into our hotels, respectively, which included a transformative renovation of the Renaissance Washington DC associated with the hotel’s conversion to The Westin Washington, DC Downtown and a renovation at the Hyatt Regency San Francisco. In addition, in 2023, we began substantial renovations of The Confidante Miami Beach and the Renaissance Long Beach in preparation for their conversions to Andaz Miami Beach and Marriott Long Beach Downtown, respectively. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially if the maintenance or improvements are not completed on schedule or if the improvements require significant disruption at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Delays we encounter in the acquisition, renovation and repositioning of hotel properties could adversely affect investor returns. Our ability to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Renovation or repositioning programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

Accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods.

Accounting for the acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. Such analysis requires subjective inputs and estimates, and the result of our prior analyses, and any future analyses, affects both our balance sheet and our statement of operations.

Accounting for the acquisition of a hotel property or other entity requires either allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or recording the assets and liabilities at their estimated fair values with any excess consideration above net assets going to goodwill for a business combination. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from the actual results in future periods. Should our allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our consolidated statement of operations. In addition, should any of our allocations overstate our assets, we may be at risk of incurring an impairment charge.

Volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels.

Volatility in the global financial markets may have a material adverse effect on our financial condition or results of operations. For example, the government’s response to inflationary pressures in 2022 and 2023 resulted in price volatilities, along with dislocations and liquidity disruptions in the capital markets. Current and future dislocations in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow.

We have historically used capital obtained from debt and equity markets to acquire, renovate and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock) and more restrictive lending standards, our business could be adversely affected. In particular, rising interest rates could make it more difficult or expensive for us to obtain debt or equity capital in the future. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

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

Because commercial real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotels in response to changing economic, financial and investment conditions is limited. The real estate market, including the market for our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any of our hotels on favorable terms. If we elect to sell a hotel, it may take a long time to find a willing purchaser and to close the sale of a hotel. Should we decide to sell a hotel during the term of that hotel’s management agreement, we may have to pay termination fees to the applicable management company, which payment could be substantial.

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

As of December 31, 2023, our third-party managers consisted of Four Seasons, Hilton, Hyatt, IHR, Marriott, Montage, Sage and Singh. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement.

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

As of December 31, 2023, all of our hotels except the Oceans Edge Resort & Marina are operated under the following widely recognized lodging industry brands: Marriott, Hilton, Hyatt, Four Seasons and Montage. As a result, a significant concentration of our success is dependent in part on the success of these companies and their respective brands. Consequently, if market recognition or the positive perception of any of these companies is reduced or compromised, the goodwill associated with their respective brands on our hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

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

In the normal course of our business, we are involved in various legal proceedings, including those involving our third-party managers that relate to the management of our hotels. While we may agree to pay or share any legal costs with our third-party managers, any adverse legal judgments or settlements resulting in payment by us of a material sum of money may materially and adversely affect our financial condition and results of operations.

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

The hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results.

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns. We can provide no assurances that our cash flows will be sufficient to cover any shortfalls that occur as a result of these seasonal fluctuations. Seasonal variations in revenue could adversely affect our business, financial conditions, results of operations and our ability to make distributions to our stockholders or to service our debt.

Changes in the debt and equity markets may adversely affect the value of our hotels.

In general, the value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rate volatility, including volatility due to the 2022 and 2023 interest rate increases implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), could reduce our access to capital markets or increase the cost of funding our debt requirements. Although there is some expectation that the Federal Reserve may begin to decrease interest rates in 2024, any future decisions to decrease, hold steady or increase interest rates and the timing of such decision is unknown. If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

Certain of our hotels have in the past become impaired and additional hotels may become impaired in the future.

We periodically review the fair value of each of our hotels for possible impairment. In the past, certain of our hotels were determined to be impaired. Such impairment may be the result of deteriorating profitability, physical damage, or when a sold hotel’s fair value, less hotel sale costs, was lower than the hotel’s carrying value. In the future, additional hotels may become impaired, which may adversely affect our financial condition and results of operations.

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

We incorporate ESG initiatives into our operating and investment strategies. Some investors may use ESG factors when making their investment decisions, and potential and current employees, business partners and vendors may consider these factors when considering relationships with us. In addition, potential hotel guests may consider ESG factors when deciding whether to stay at our hotels. Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies based upon ESG or “sustainability” metrics. The importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Investors may use these scores as a basis to engage with companies to require improved ESG disclosure or performance. We may face reputational damage or additional costs in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than in previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors, or potential guests may choose to stay at other hotels. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. In addition, as part of our corporate responsibility, we have adopted certain ESG goals, including greenhouse gas emissions reduction targets and other sustainability initiatives. If we cannot meet these goals fully or on time, our reputation may be damaged.

Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans (“PIPs”) or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements.

Our franchisors and brand managers may require that we make renovations to certain of our hotels in connection with revisions to our franchise, management or operating lease agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages. The renovation work and the cost of such expenditures required pursuant to PIPs or to comply with brand standards may negatively impact our results of operations while the work is performed and may not result in a positive economic return on the investment.

Because all but one of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our debt instruments.

As of December 31, 2023, all of our hotels except the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with the following franchisors or hotel management companies: Marriott, Hilton, Hyatt, Four Seasons, and Montage. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our debt instruments. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

The growth of alternative reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Many of our managers and franchisors contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. Although our managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that our managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the brands of our managers and franchisors. If this happens, our business and profitability may be significantly negatively impacted.

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

The failure of tenants in our hotels to make rent payments or otherwise comply with the material terms of our retail and restaurant leases may adversely affect our results of operations.

A portion of the space in many of our hotels is leased to third-party tenants for retail or restaurant purposes. At times, we hold security deposits in connection with each lease, which may be applied in the event that a tenant under a lease fails or is unable to make its rent payments. Should a tenant continually fail to make rent payments, we may be able to apply the tenant’s security deposit to recover a portion of the rents due; however, we may not be able to recover all rents due to us, and the tenant may fail to comply with other material terms of the lease, all of which may harm our operating results. Additionally, the time and cost associated with re-leasing our retail space could negatively impact our operating results.

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

We could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect.

Our employees and the employees of our third-party managers and any contractors we use may make inadvertent errors or fall prey to social engineering attacks or other fraud schemes that could subject us to financial losses or claims against us. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions or mistakes related to settling payment or funding obligations, including with respect to wire transfers. Although we have policies and procedures in place that seek to mitigate these risks, including risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred financial losses related to such activity, which was substantially mitigated by recoveries under insurance policies. This type of misconduct can be difficult to detect and if not prevented or detected could result in financial losses or claims against us. Our controls may not be effective in preventing or detecting this type of activity.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information or identify and prevent fraud. If we discover deficiencies in our internal controls, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Risks Related to Our Debt and Financing

As of December 31, 2023, we had approximately $819.1 million of outstanding debt and carrying such debt may restrict our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total $819.1 million debt outstanding as of December 31, 2023, approximately $817.1 million matures over the next five years ($72.1 million in 2024, zero in 2025, $290.0 million in 2026, $175.0 million in 2027 and $280.0 million in 2028). The $817.1 million in debt maturities due over the next five years does not include scheduled amortization payments of $2.0 million in 2024. We have no scheduled amortization payments currently due in 2025 through 2028; however, this may be subject to change if we refinance our existing debt or incur additional debt. Carrying our outstanding debt may adversely impact our business and financial results by:

●	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities and other purposes, including distributions to our stockholders;
●	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;
●	limiting our ability to undertake refinancings of debt or borrow more money for operations or capital expenditures or to finance acquisitions; and

●	compelling us to sell hotels, possibly on disadvantageous terms, in order to make required payments of interest and principal, or deed back hotels as an alternate means of satisfying our obligations to our lenders.

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2023, we had $0.2 million in outstanding letters of credit.

Our debt agreements contain various covenants, and should we default, we may be required to pay additional fees, provide additional security, repay the debt or forfeit the hotel securing the debt, all of which would negatively affect our financial conditions and results of operations. Defaulting on existing debt may limit our ability to access additional debt financing in the future.

We are subject to various covenants on our unsecured and secured debt. Failure to satisfy certain covenants on our unsecured debt without receiving a covenant waiver from our lenders would adversely affect our financial conditions and results from operations and may raise doubt about our ability to continue as a going concern. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future.

As of December 31, 2023, our secured debt consists of a $74.1 million loan secured by the JW Marriott New Orleans. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements as a REIT.

Covenants in our debt instruments may restrict our operating, acquisition or disposition activities.

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

Our debt agreements contain “cash trap” and restricted payment provisions that, in certain circumstances, could limit our ability to use funds generated by our hotels for other corporate purposes or to make distributions to our stockholders.

Our mortgage debt agreement contains a cash trap provision that may be triggered if the performance of the hotel securing the loan declines. If this provision is triggered, substantially all of the profit generated by the secured hotel would be deposited with the lender as additional security for the loan until the hotel performance satisfies certain debt service coverage criteria. This provision was triggered for the loan secured by the JW Marriott New Orleans in January 2021. In October 2022, the loan reached a debt service coverage level that allowed it to exit the cash trap. Should the cash trap provision be triggered in the future, our ability to use funds for corporate purposes or to make distributions to our stockholders may again become limited. In addition, our unsecured debt agreements contain restricted payment provisions that in the event of a default, would limit our ability to make distributions to our stockholders.

Certain of our debt is subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results.

During 2022 and 2023, the Federal Reserve implemented its policy to address inflation by significantly raising its benchmark federal funds rate which has led to increased interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate which will likely lead to higher interest rates in the credit markets. Such increases would adversely impact us due to our outstanding variable rate debt as well as result in higher interest rates on any new fixed rate debt. We have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment, the fixed rates we can obtain with such interest rate swap agreements or the fixed rate on new debt will also continue to increase. In addition, current volatility in the financial markets could affect our ability to access the capital markets at a time when we desire or need to, which could have an impact on our flexibility to pursue acquisition opportunities.

We need to refinance our indebtedness from time to time, and our inability to refinance on favorable terms, or at all, could impact our financial condition.

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay or refinance debt from time to time using proceeds from offerings of common equity, preferred equity or from incurring additional debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness with secured debt or unsecured debt on acceptable terms, or at all, and are unable to negotiate an extension with the lender, we may be in default or forced to sell one or more of our properties on potentially disadvantageous terms, which might increase our borrowing costs, result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on new debt, our interest expense could increase, and potential proceeds we would be able to secure from future debt refinancings may decrease, which could harm our financial condition and operating results.

Our organizational documents contain no limitations on the amount of debt we can incur, so we may become too highly leveraged.

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

We may be subject to corporate income tax on certain built-in gains.

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

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 of the Code (a “Section 1031 Exchange”). If the qualification of a disposition as a valid Section 1031 Exchange is successfully challenged by the IRS, the disposition may be treated as a taxable exchange. In such case, our taxable income and earnings and profits would increase as would the amount of distributions we are required to make to satisfy the REIT distribution requirements. As a result, we may be required to make additional distributions or, in lieu of that, pay additional corporate income tax, including interest and penalties. To satisfy these obligations, we may be required to borrow funds. In addition, the payment of taxes could cause us to have less cash available to distribute to our stockholders. Moreover, legislation has been and could continue to be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult, or not possible, for us to dispose of properties on a tax deferred basis.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2023, our closing daily common stock price fluctuated from a low of $8.67 to a high of $11.26. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition, other factors that could affect the market price of our equity securities include the following:

●	the impact of a pandemic on our hotel operations and future earnings;
●	inflation causing our expenses to increase at higher rates than our revenue;
●	a U.S. recession impacting the market for common equity generally;
●	actual or anticipated variations in our quarterly or annual results of operations;
●	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;
●	changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;
●	the trading volumes of our stock;
●	additional issuances or repurchases of our common stock or other securities, including the issuance or repurchase of our preferred stock;
●	the addition or departure of board members or senior management;
●	disputes with any of our lenders or managers or franchisors; and
●	announcements by us, our competitors or other industry participants of acquisitions, investments or strategic alliances.

Distributions to our common stockholders may vary.

We reinstated our common stock quarterly dividend in the third quarter of 2022, after its suspension in 2020 to preserve liquidity during the COVID-19 pandemic. Any future common stock dividends will be determined by our board of directors after considering our long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends on our common stock.

During the past three years, we paid quarterly cash dividends on our common stock as follows:

	2021	2022	2023	2024
January	$0.00	$0.00	$0.05	$0.13
April	$0.00	$0.00	$0.05
July	$0.00	$0.00	$0.05
October	$0.00	$0.05	$0.07

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

Shares of our common stock that are or become available for sale could affect the stock price.

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved 3.75 million shares of our common stock for issuance under the Company’s 2022 Incentive Award Plan, and 2,581,199 shares remained available for future issuance as of December 31, 2023.

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

Our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves.

Our board of directors has authorized a stock repurchase program up to an aggregate amount of $500 million of common and preferred stock. This authorization does not obligate us to repurchase any stock and the program may be limited, suspended, or discontinued at any time. The repurchasing of our stock pursuant to the program could affect our stock prices and increase volatility. The existence of our stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to fund future growth and to pursue other strategic opportunities. If we conduct repurchases, there can be no assurance that it will enhance stockholder value because the market price of our stock may decline below the levels at which the repurchases were completed.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

Due to our structure as a REIT, the cybersecurity program, processes and strategy described in this section are limited to the corporate systems, information and service providers belonging to or supporting the REIT. In order to maintain REIT status, the Company does not operate or manage its hotels. We lease each of our hotels to the TRS Lessee or one of its subsidiaries, which engages with third-party eligible management companies to operate and manage all aspects of the properties; and those third-party managers, in turn, rely on systems that they manage directly or indirectly (through their own service providers), including but not limited to reservation systems, billing, building and property management systems, point-of-sale systems, and financial transactions and records that store and process proprietary or personal information. In light of this structure, we do not have actual or contractual access to the systems or information maintained by the third-party managers, and we must instead rely on such managers’ programs and processes to protect the properties in which we invest from risks associated with cybersecurity threats.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our program is informed by the International Standards Organization (“ISO”) 27000, ISO 270001, and National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO 27000, ISO 27001 and NIST CSF as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Key elements of our cybersecurity risk management program are integrated into our overall enterprise risk management program, and share common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems and information;

●	an information technology team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Our board of directors (the “board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee (the “committee”) oversight of cybersecurity and other information technology risks. The committee oversees management’s implementation of our cybersecurity risk management program.

The committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the committee, as necessary, regarding any significant cybersecurity incidents.

The committee reports to the board regarding its activities, including those related to cybersecurity. The board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from management as part of the board’s continuing education on topics that impact public companies.

Our management team, including our chief financial officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our information technology team has over 20 years of experience developing and implementing computer infrastructure, including cybersecurity and audit compliance. We use some of the latest security technologies from leading vendors to help secure our network and to regularly monitor and assess alerts and threat levels. The team possesses various industry certifications and continuously refreshes their skills through relevant training.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2023:

Hotel	City	State	Chain Scale Segment	Rooms	Manager
Four Seasons Resort Napa Valley	Calistoga	California	Luxury	85	Four Seasons
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	252	IHR
Hilton San Diego Bayfront (1)	San Diego	California	Upper Upscale	1,190	Hilton
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	415	Marriott
Montage Healdsburg	Healdsburg	California	Luxury	130	Montage
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	175	Singh
Renaissance Long Beach	Long Beach	California	Upper Upscale	374	Marriott
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	781	Marriott
The Bidwell Marriott Portland	Portland	Oregon	Upper Upscale	258	Sage
The Confidante Miami Beach	Miami Beach	Florida	Upper Upscale	339	Hyatt
The Westin Washington, DC Downtown	Washington DC	District of Columbia	Upper Upscale	807	Marriott
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	547	Marriott

Total number of rooms				6,675
(1)	Subject to a ground or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space that is not integral to the hotel’s operations.

Item 3.	Legal Proceedings

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

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “SHO.”

Stockholder Information

As of February 11, 2024, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income. We expect to continue to pay cash dividends on our common stock in 2024 comparable to 2023. Consistent with past practice and to the extent that the expected regular quarterly dividends for 2024 do not satisfy the annual distribution requirements, we expect to satisfy the annual distribution requirement by paying an additional dividend amount in January 2025. The level of any future quarterly common stock dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business.

Securities Authorized for Issuance Under Equity Compensation Plan

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In February 2021, our board of directors reauthorized our existing stock purchase program, allowing us to acquire up to $500.0 million of our common and preferred stock (the “2021 Stock Repurchase Program”). During January 2023, we repurchased 1,149,805 shares of our common stock for a total purchase price of $11.0 million, including fees and commissions, leaving $380.8 million remaining under the 2021 Stock Repurchase Program.

In February 2023, our board of directors reauthorized the 2021 Stock Repurchase Program and restored the $500.0 million amount of aggregate common and preferred stock allowed to be repurchased under the program (the “2023 Stock Repurchase Program”). The 2023 Stock Repurchase Program has no stated expiration date. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under our various financing agreements, as well as the price of the Company’s common and preferred stock. From February 1 through December 31, 2023, we repurchased 4,821,387 shares of our common stock for a total purchase price of $45.4 million, including fees and commissions, leaving $454.7 million remaining under the 2023 Stock Repurchase Program.

The following table sets forth information regarding our repurchases of shares of our common stock pursuant to the 2023 Stock Repurchase Program during the quarter ended December 31, 2023:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2023 — October 31, 2023	163,449	$9.18	163,449	$474,031,549
November 1, 2023 — November 30, 2023	1,553,308	$9.73	1,553,308	$458,913,642
December 1, 2023 — December 31, 2023	426,676	$9.89	426,676	$454,693,415
Total	2,143,433	$9.72	2,143,433	$454,693,415

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. A discussion and analysis of the year ended December 31, 2022 as compared to the year ended December 31, 2021 is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2023, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust. A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC, which is the entity that directly or indirectly owns our hotels. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2023, we owned 14 hotels (the “14 Hotels”). All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

The following tables summarize our total portfolio and room data from January 1, 2022 through December 31, 2023:

	2023	2022
Portfolio Data—Hotels
Number of hotels—beginning of year	15	17
Add: Acquisitions	—	1	(1)
Less: Dispositions	(1)	(3)
Number of hotels—end of year	14	15

	2023	2022
Portfolio Data—Rooms
Number of rooms—beginning of year	7,735	8,544
Add: Acquisitions	—	339	(1)
Less: Dispositions	(1,060)	(1,148)
Number of rooms—end of year	6,675	7,735
Average rooms per hotel—end of year	477	516

(1)	Does not include the Company’s 2022 acquisition of the 25.0% noncontrolling partner’s ownership interest in the 1,190-room Hilton San Diego Bayfront as the hotel was already fully consolidated in the Company’s results and portfolio information.

2023 Summary

Demand. Occupancy during 2023 improved as compared to 2022 at the 13 hotels we owned during both years (the “Existing Portfolio”) and was as follows:

	Quarters Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2023	69.7%	75.3%	70.6%	65.4%	70.3%
2022	53.7%	72.6%	68.7%	65.1%	65.1%

During 2023, demand for both urban and convention travel improved, with strong occupancy growth in Boston, Portland, New Orleans, San Diego and San Francisco. In 2023, we experienced some softness in demand at our resort properties as leisure demand continues to normalize post-pandemic and was negatively impacted by a surge in U.S. travelers going abroad, combined with lower levels of international travelers visiting the United States. In addition, the Wailea Beach Resort was negatively impacted by the Maui wildfires.

Dispositions. In October 2023, we sold the Boston Park Plaza for gross proceeds of $370.0 million, excluding closing costs, and recorded a gain of $123.8 million.

Significant Renovations. During 2023, our significant renovations primarily consisted of the conversion and launch of the Renaissance Washington DC to The Westin Washington, DC Downtown in October 2023 and the commencement of the transformational conversion of The Confidante Miami Beach to Andaz Miami Beach. In addition, during the fourth quarter of 2023, we began a substantial renovation of the Renaissance Long Beach in preparation for its conversion to Marriott Long Beach Downtown.

Debt Transactions. In May 2023, we entered into a term loan agreement (“Term Loan 3”) and drew a total of $225.0 million. Term Loan 3’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on our leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 3 matures in May 2025, with a one-time option to extend the loan by twelve months to May 2026 upon the payment of applicable fees and the satisfaction of certain customary conditions.

In May 2023, we repaid the $220.0 million mortgage secured by the Hilton San Diego Bayfront, using proceeds received from Term Loan 3, and the mortgage’s related interest rate cap derivative was terminated.

For more details on our 2023 debt transactions, see “Liquidity and Capital Resources” below.

Capital Transactions. During 2023, we repurchased 5,971,192 shares of our common stock under our stock repurchase program at an average purchase price of $9.43 per share. As of December 31, 2023, approximately $454.7 million of authorized capacity remained under our stock repurchase program.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements and FF&E, along with amortization on our finance lease right-of-use asset (prior to the related hotel’s sale in February 2022), franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment losses, which includes the charges we have recognized to reduce the carrying values of certain hotels or our corporate headquarters on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects or any hurricane-related property damage.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligation (prior to the related hotel’s sale in February 2022), gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan or waiver fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax provision, net which includes federal and state income taxes charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Income from consolidated joint venture attributable to noncontrolling interest, which includes net income attributable to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (the “Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (the “Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income allocated to a third-party’s 25.0% ownership interest in the joint venture that owned the Hilton San Diego Bayfront prior to our acquisition of the interest in June 2022, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the cash component of ground lease expense for any finance lease obligation that was included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, pre-opening and management transition costs; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss) and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income and any FFO components prior to our acquisition of the noncontrolling partner’s interest in June 2022; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives and any finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, pre-opening and management transition costs; debt resolution costs; preferred stock redemption charges; the noncontrolling partner’s pro rata share of any Adjusted FFO components prior to our acquisition of the noncontrolling partner’s interest in June 2022; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers, and these groups may seek to curtail spending in periods of economic decline. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as pandemic-era travel restrictions have been lifted, and by changes in the value of the U.S. dollar in relation to other currencies which may make international travel more affordable; whereas operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase. On a market-by-market basis, some markets experienced new hotel room openings at or greater than historic levels. Additionally, an increase in the supply of vacation rental or

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

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2023 and 2022, including the amount and percentage change in the results between the two periods.

	2023	2022	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$619,277	$576,170	$43,107	7.5%
Food and beverage	277,514	240,564	36,950	15.4%
Other operating	89,689	95,319	(5,630)	(5.9)%
Total revenues	986,480	912,053	74,427	8.2%
OPERATING EXPENSES
Hotel operating	589,103	537,731	51,372	9.6%
Other property-level expenses	120,247	113,336	6,911	6.1%
Corporate overhead	31,412	35,246	(3,834)	(10.9)%
Depreciation and amortization	127,062	126,396	666	0.5%
Impairment losses	—	3,466	(3,466)	(100.0)%
Total operating expenses	867,824	816,175	51,649	6.3%

Interest and other income	10,535	5,242	5,293	101.0%
Interest expense	(51,679)	(32,005)	(19,674)	(61.5)%
Gain on sale of assets	123,820	22,946	100,874	439.6%
Gain (loss) on extinguishment of debt, net	9,938	(936)	10,874	1,161.8%
Income before income taxes	211,270	91,125	120,145	131.8%
Income tax provision, net	(4,562)	(359)	(4,203)	(1,170.8)%
NET INCOME	206,708	90,766	115,942	127.7%
Income from consolidated joint venture attributable to noncontrolling interest	—	(3,477)	3,477	100.0%
Preferred stock dividends	(13,988)	(14,247)	259	1.8%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$192,720	$73,042	$119,678	163.8%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	COVID-19: Operations at most of our hotels were negatively impacted by COVID-19’s Omicron variant and subvariants, primarily during the first quarter of 2022. Consequently, the results of our operations in 2023 are not comparable to 2022.
●	Hotel Acquisitions: In June 2022, we purchased The Confidante Miami Beach, resulting in increased revenues, operating expenses and depreciation expense in 2023 as compared to 2022.
●	Hotel Dispositions: In October 2023, we sold the Boston Park Plaza. In addition, we sold the Hyatt Centric Chicago Magnificent Mile in February 2022, and in March 2022 we sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. As a result of these four hotel dispositions (the “Four Disposed Hotels”), our revenues, operating expenses and depreciation expense in 2023 are not comparable to 2022.

Room Revenue. Room revenue increased $43.1 million, or 7.5%, in 2023 as compared to 2022 as follows:

●	Room revenue at the Existing Portfolio increased $35.6 million. Occupancy increased 520 basis points and the average daily room rate decreased 0.8%, resulting in a 7.1% increase in RevPAR.

	2023			2022			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Existing Portfolio	70.3%	$326.76	$229.71	65.1%	$329.39	$214.43	520	bps	(0.8)%	7.1%

The Confidante Miami Beach	60.7%	$277.44	$168.41	N/A	N/A	N/A	N/A		N/A	N/A

●	The Confidante Miami Beach caused room revenue to increase by $8.5 million.
●	The Four Disposed Hotels caused room revenue to decrease by $1.0 million.

Food and Beverage Revenue. Food and beverage revenue increased $37.0 million, or 15.4%, in 2023 as compared to 2022 as follows:

●	Food and beverage revenue at the Existing Portfolio increased $34.0 million, primarily due to increased group and transient demand, resulting in increased banquet and outlet revenue, partially offset by wildfire disruption at the Wailea Beach Resort.
●	The Confidante Miami Beach caused food and beverage revenue to increase by $2.8 million.
●	The Four Disposed Hotels caused food and beverage revenue to decrease by $0.1 million.

Other Operating Revenue. Other operating revenue decreased $5.6 million, or 5.9%, in 2023 as compared to 2022 as follows:

●	Other operating revenue at the Existing Portfolio decreased $5.7 million, primarily due to $10.0 million in business interruption proceeds recognized in 2022 related to COVID-19 disruption at our hotels with no corresponding proceeds recognized in 2023. In addition, other operating revenue included $0.5 million and $1.0 million in 2023 and 2022, respectively, in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption. Other operating revenue at the Existing Portfolio was negatively impacted in 2023 by decreases in COVID-19-related cancellation and attrition fees. These decreases were partially offset by the Existing Portfolio’s increased occupancy, which resulted in increased revenue from facility and resort fees, parking fees, winery revenue and spa revenue.
●	The Confidante Miami Beach caused other operating revenue to increase by $0.9 million.
●	The Four Disposed Hotels caused other operating revenue to decrease by $0.8 million.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance and other hotel operating expenses increased $51.4 million, or 9.6%, in 2023 as compared to 2022 as follows:

●	Hotel operating expenses at the Existing Portfolio increased $50.5 million, primarily corresponding to the increases in the Existing Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes. In addition, utility expenses at the Existing Portfolio increased due to increases in the cost of natural gas. Partially offsetting these increased expenses, repairs and maintenance expense in 2022 includes $1.6 million in Hurricane Ida-related restoration expenses at our New Orleans hotels and $0.3 million in Hurricane Ian-related restoration expenses at two of our Florida hotels with no corresponding expense recognized in 2023.
●	The Confidante Miami Beach caused hotel operating expenses to increase by $8.3 million.
●	The Four Disposed Hotels caused hotel operating expenses to decrease by $7.4 million.

Other Property-Level Expenses. Other property-level expenses increased $6.9 million, or 6.1%, in 2023 as compared to 2022 as follows:

●	Other property-level expenses at the Existing Portfolio increased $6.1 million, including a $2.8 million increase in management fees related to the increases in the Existing Portfolio’s revenues. Additional increases to other property-level expenses at the Existing Portfolio included payroll and related expenses, credit card commissions, supply expenses, travel expenses and license and permit fees. These increased expenses were partially offset by decreased contract and professional fees and employee recruiting and training expenses.
●	The Confidante Miami Beach caused other property-level expenses to increase by $2.2 million.
●	The Four Disposed Hotels caused other property-level expenses to decrease by $1.4 million.

Corporate Overhead Expense. Corporate overhead expense decreased $3.8 million, or 10.9%, in 2023 as compared to 2022, primarily due to decreased payroll and related expenses and deferred stock amortization expense related to the chief executive officer transition costs recognized in 2022. Additional decreases to corporate overhead expense included office rent expense due to the relocation of our corporate office in January 2023, professional fees and due diligence expenses. These decreased expenses were partially offset by increased entity-level state franchise and minimum taxes, board of director expenses and Corporate Responsibility program reporting and administration expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.7 million, or 0.5%, in 2023 as compared to 2022 as follows:

●	Depreciation and amortization expense related to the Existing Portfolio increased $4.4 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Confidante Miami Beach caused depreciation and amortization to increase by $2.1 million.
●	The Four Disposed Hotels resulted in a decrease in depreciation and amortization of $5.9 million.

Impairment Losses. Impairment losses totaled zero in 2023 and $3.5 million in 2022. In 2022, in connection with an initiative to reduce future operating expenses, we recorded a noncash impairment loss of $3.5 million related to the relocation of our corporate headquarters. The $3.5 million consisted of a $1.4 million write-down of tenant improvements, net at our former corporate headquarters and a $2.1 million write-down of the related office operating lease right-of-use asset, net.

Interest and Other Income. Interest and other income totaled income of $10.5 million and $5.2 million in 2023 and 2022, respectively. In 2023, we recognized interest income of $6.8 million and received insurance proceeds of $3.7 million for Hurricane Ida-related property damage at the Hilton New Orleans St. Charles.

In 2022, we recognized $4.4 million in insurance proceeds for Hurricane Ida-related property damage at our New Orleans hotels and $0.8 million in interest income.

Interest Expense. We incurred interest expense as follows (in thousands):

	2023	2022
Interest expense on debt and finance lease obligation	$48,727	$31,713
Noncash interest on derivatives, net	252	(2,194)
Amortization of deferred financing costs	2,700	2,486
Total interest expense	$51,679	$32,005

Interest expense increased $19.7 million, or 61.5%, in 2023 as compared to 2022 as follows:

Interest expense on our debt and finance lease obligation increased $17.0 million in 2023 as compared to 2022 primarily due to increased interest on our variable rate debt, our draw of the $225.0 million available under Term Loan 3 in May 2023 and the additional amounts borrowed under two of our term loans in July 2022. These increases were partially offset due to our repayment of the $220.0 million loan secured by the Hilton San Diego Bayfront in May 2023, partial repayments of the senior notes in February 2022, decreases in the interest rates on our senior notes due to our exiting the covenant relief period in March 2022, and decreased interest on our finance lease obligation due to our sale of the Hyatt Centric Chicago Magnificent Mile in February 2022.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $2.4 million in 2023 as compared to 2022.

The amortization of deferred financing costs caused interest expense to increase $0.2 million in 2023 as compared to 2022 due to costs incurred on Term Loan 3.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 5.8% and 5.0% at December 31, 2023 and 2022, respectively. Approximately 51.2% and 42.4% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at December 31, 2023 and 2022, respectively.

Gain on Sale of Assets. Gain on sale of assets totaled $123.8 million and $22.9 million in 2023 and 2022, respectively. In 2023, we recognized a $123.8 million gain on the sale of the Boston Park Plaza.

In 2022, we recognized an $11.3 million gain on the sale of the Hyatt Centric Chicago Magnificent Mile and an $11.6 million gain on the combined sale of the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown Magnificent Mile.

Gain (loss) on Extinguishment of Debt, Net. Gain (loss) on extinguishment of debt, net totaled a gain of $9.9 million in 2023 as compared to a net loss of $0.9 million in 2022. During 2023, we recognized a gain of $9.9 million associated with our assignment of the Hilton Times Square to the hotel’s mortgage holder in 2020, comprised of $9.8 million from the relief of the majority of the Hilton Times Square potential employee-related obligations, with the funds released to us from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations currently held in escrow.

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

In 2023, we recognized a net current income tax provision of $4.6 million resulting from current state and federal income tax expenses, of which $3.7 million related to the gain we recognized on the sale of the Boston Park Plaza.

In 2022, we recognized a net current income tax provision of $0.4 million, resulting from $0.8 million in current state income tax expense, partially offset by a state tax credit of $0.4 million associated with solar improvements at the Wailea Beach Resort.

Income from Consolidated Joint Venture Attributable to Noncontrolling Interest. Income from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, totaled zero and $3.5 million in 2023 and 2022, respectively.

In June 2022, we acquired the outside 25.0% interest in the entity that owned the Hilton San Diego Bayfront, resulting in our 100% ownership of the hotel.

Preferred Stock Dividends. Preferred stock dividends were incurred as follows (in thousands):

	2023	2022
Series G preferred stock	$1,244	$1,503
Series H preferred stock	7,044	7,044
Series I preferred stock	5,700	5,700
	$13,988	$14,247

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

We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Finance lease obligation interest – cash ground rent: we include an adjustment for the cash finance lease expense recorded on the building lease at the Hyatt Centric Chicago Magnificent Mile (prior to the hotel’s sale in February 2022). We determined that the building lease was a finance lease, and, therefore, we included a portion of the lease payment each month in interest expense. We adjusted EBITDAre for the finance lease in order to more accurately reflect the actual rent due to the hotel’s lessor in the respective period, as well as the operating performance of the hotel.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net income allocated to the Hilton San Diego Bayfront partnership prior to our acquisition of the noncontrolling partner’s interest in June 2022, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

●	Cumulative effect of a change in accounting principle: from time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, pre-opening and management transition costs; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other non-recurring identified adjustments.

The following table reconciles our net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net income	$206,708	$90,766
Operations held for investment:
Depreciation and amortization	127,062	126,396
Interest expense	51,679	32,005
Income tax provision, net	4,562	359
Gain on sale of assets	(123,820)	(22,946)
Impairment losses - depreciable assets	—	1,379
EBITDAre	266,191	227,959

Operations held for investment:
Amortization of deferred stock compensation	10,775	10,891
Amortization of right-of-use assets and obligations	(102)	(1,409)
Amortization of contract intangibles, net	(55)	(61)
Finance lease obligation interest - cash ground rent	—	(117)
(Gain) loss on extinguishment of debt, net	(9,938)	936
Hurricane-related insurance restoration proceeds net of losses	(3,722)	(2,755)
Property-level severance	297	729
Costs associated with financing no longer pursued	—	697
Impairment loss - right-of-use asset	—	2,087
Noncontrolling interest	—	(5,175)
Adjustments to EBITDAre, net	(2,745)	5,823
Adjusted EBITDAre, excluding noncontrolling interest	$263,446	$233,782

Adjusted EBITDAre, excluding noncontrolling interest increased $29.7 million, or 12.7%, in 2023 as compared to 2022 primarily due to the following:

●	Adjusted EBITDAre at the Existing Portfolio increased $14.2 million, or 6.3%, in 2023 as compared to 2022, primarily due to the changes in the Existing Portfolio’s revenues and expenses included in the discussion above regarding the operating results for 2023.
●	The Confidante Miami Beach recorded Adjusted EBITDAre of $5.9 million and $3.8 million in 2023 and 2022, respectively.
●	The Four Disposed Hotels recorded Adjusted EBITDAre of $32.0 million and $22.0 million in 2023 and 2022, respectively.

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

We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and obligations: we exclude the amortization of our real estate right-of-use assets and related lease obligations, which includes the amortization of both our finance and operating lease intangibles (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligation. We believe that these items are not reflective of our ongoing finance costs.

●	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership prior to our acquisition of the noncontrolling partner’s interest in June 2022.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance, pre-opening and management transition costs; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance restoration proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; and other nonrecurring identified adjustments.

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net income	$206,708	$90,766
Preferred stock dividends	(13,988)	(14,247)
Operations held for investment:
Real estate depreciation and amortization	126,435	124,819
Gain on sale of assets	(123,820)	(22,946)
Noncontrolling interest	—	(4,933)
FFO attributable to common stockholders	195,335	173,459

Operations held for investment:
Amortization of deferred stock compensation	10,775	10,891
Real estate amortization of right-of-use assets and obligations	(505)	(1,155)
Amortization of contract intangibles, net	357	422
Noncash interest on derivatives, net	252	(2,194)
(Gain) loss on extinguishment of debt, net	(9,938)	936
Hurricane-related insurance restoration proceeds net of losses	(3,722)	(2,755)
Property-level severance	297	729
Income tax related to hotel disposition	3,662	—
Costs associated with financing no longer pursued	—	697
Impairment losses - right-of-use and depreciable assets	—	3,466
Noncontrolling interest	—	132
Adjustments to FFO attributable to common stockholders, net	1,178	11,169
Adjusted FFO attributable to common stockholders	$196,513	$184,628

Adjusted FFO attributable to common stockholders increased $11.9 million, or 6.4%, in 2023 as compared to 2022 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our credit facility and term loans, and business interruption and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of hotels and other assets, operating expenses, repurchases of our common stock, repayments of notes payable and our credit facility, dividends and distributions on our preferred and common stock, and a distribution to our former joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $198.1 million in 2023 as compared to $209.4 million in 2022. The net decrease in cash provided by operating activities in 2023 as compared to 2022 was primarily due to a decrease in operating cash caused by the sales of the Four Disposed Hotels as well as higher interest payments on our variable rate debt, partially offset by additional operating cash provided by the newly-acquired The Confidante Miami Beach as well as the increase in travel demand benefiting our hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by (used in) investing activities in 2023 and 2022 was as follows (in thousands):

	2023	2022
Proceeds from sales of assets	$364,491	$191,291
Acquisitions of hotel properties and other assets	—	(232,506)
Proceeds from property insurance	3,722	4,369
Renovations and additions to hotel properties and other assets	(110,131)	(128,576)
Payment for interest rate derivative	—	(299)
Net cash provided by (used in) investing activities	$258,082	$(165,721)

In 2023, we received proceeds of $364.5 million from the sale of the Boston Park Plaza and insurance proceeds of $3.7 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were partially offset by $110.1 million invested for renovations and additions to our portfolio and other assets.

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

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2023 and 2022 was as follows (in thousands):

	2023	2022
Acquisition of noncontrolling interest, including transaction costs	$(299)	$(104,261)
Payment of common stock offering costs	(428)	(91)
Repurchases of outstanding common stock	(56,403)	(108,442)
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)
Proceeds from credit facility	—	230,000
Payments on credit facility	—	(230,000)
Proceeds from notes payable	225,000	243,615
Payments on notes payable	(222,086)	(38,916)
Payments of deferred financing costs	(2,332)	(7,404)
Dividends and distributions paid	(59,825)	(24,824)
Distribution to noncontrolling interest	—	(5,500)
Net cash used in financing activities	$(119,721)	$(49,174)

During 2023, we paid an additional $0.3 million to true-up the total acquisition cost of the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront and $0.4 million in common stock offering costs related to our shelf registration statement. In addition, we paid $56.4 million to acquire 5,971,192 shares of our outstanding common stock, $3.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $59.8 million in dividends and distributions to our preferred and common stockholders. We also entered into Term Loan 3, receiving $225.0 million in proceeds and paying $2.3 million in related deferred financing costs. We utilized the proceeds received from Term Loan 3 to repay the $220.0 million loan secured by the Hilton San Diego Bayfront. We also paid $2.1 million in scheduled principal payments on our notes payable.

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

Future. We expect our primary sources of cash will continue to be our working capital, credit facility, additional issuances of notes payable, dispositions of hotel properties and proceeds from offerings of common and preferred stock. However, there can be no assurance that our future asset sales, debt issuances or equity offerings will be successfully completed. As a result of potential increases in inflation rates and interest rates, as well as possible recessionary periods in the future, certain sources of capital may not be as readily available to us as they have in the past or may only be available at higher costs.

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

Cash Balance. As of December 31, 2023, our unrestricted cash balance was $426.4 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of December 31, 2023, we had $819.1 million of debt, $493.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In May 2023, we entered into Term Loan 3 and drew a total of $225.0 million. Term Loan 3’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on our leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 3 matures in May 2025, with a one-time option to extend the loan by twelve months to May 2026 upon the payment of applicable fees and the satisfaction of certain customary conditions.

In May 2023, we repaid the $220.0 million mortgage secured by the Hilton San Diego Bayfront, using proceeds received from Term Loan 3, and the mortgage’s related interest rate cap derivative was terminated.

As of December 31, 2023, 51.2% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, unsecured corporate-level Term Loan 1 and two unsecured corporate-level senior notes. In March 2023, we entered into two interest rate swaps on Term Loan 1, the first of which was effective March 17, 2023, expires March 17, 2026, and fixes the SOFR rate on $75.0 million of Term Loan 1 to 3.675%, and the second of which was effective September 14, 2023, expires September 14, 2026, and fixes the SOFR rate on the remaining $100.0 million of Term Loan 1 to 3.931%.

The Company’s floating rate debt as of December 31, 2023 included the $175.0 million unsecured corporate-level Term Loan 2, which was subject to an interest rate swap derivative until the derivative matured in January 2023, and the $225.0 million unsecured corporate-level Term Loan 3.

We may in the future seek to obtain mortgages on one or more of our 13 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of December 31, 2023. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2023 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$819,050	$74,050	$290,000	$455,000	$—
Interest obligations on notes payable (1) (2)	160,650	48,626	82,812	29,212	—
Operating lease obligations, including imputed interest (3)	15,976	5,783	7,461	1,525	1,207
Construction commitments	64,302	64,302	—	—	—
Total	$1,059,978	$192,761	$380,273	$485,737	$1,207
(1)	Notes payable and interest obligations on notes payable include the $225.0 million unsecured Term Loan 3 assuming the Company has exercised its one-time option to extend the maturity of the loan from May 1, 2025 to May 1, 2026 upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at December 31, 2023, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain all of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $110.1 million in our portfolio and other assets during 2023 and $128.6 million in 2022. As of December 31, 2023, we have contractual construction commitments totaling $64.3 million for ongoing renovations. During 2024, we expect to continue to incur significant capital expenditures as we complete a substantial renovation and rebranding of The Confidante Miami Beach to Andaz Miami Beach. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotel subject to a first mortgage lien, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s applicable annual revenue. As of December 31, 2023, our balance sheet includes restricted cash of $66.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan and management agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than revenue.

Seasonality and Volatility

As is typical of the lodging industry, we experience seasonality in our business. Demand at certain of our hotels is affected by seasonal business patterns that can cause quarterly fluctuations in our revenues.

Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, weather patterns, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel and tourism.

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

●	Impairment of investments in hotel properties. Impairment losses are recorded on investments in hotel properties to be held and used by us whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we consider when assessing whether impairment indicators exist include hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositionings, significant changes in the manner in which the Company uses the asset, physical damage to the property due to unforeseen events such as natural disasters, and other market and economic conditions.

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. We perform a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. Our judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions.

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

As of December 31, 2023, 51.2% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.0 million based on the variable rates at December 31, 2023.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 52, on the effectiveness of our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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
February 23, 2024

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the captions “Proposal 1: Election of Directors,” and “Company Information” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2023:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average	Incentive Plan
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding awards	outstanding awards	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2022 Incentive Award Plan			2,581,199

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

3.2	Third Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of February 9, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on February 10, 2023).

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

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K, filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K, filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K, filed by the Company on February 23, 2010).

10.4	Form of TRS Lease (incorporated by reference to Exhibit 10.9 to Form 10-K, filed by the Company on February 19, 2015). #

10.5	Eighth Amended and Restated Limited liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.6	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 5, 2008). #

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

10.18

Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 8, 2022). #

10.19

Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert C. Springer (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 8, 2022). #

10.20

Fifth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on November 8, 2022). #

10.21

Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Christopher Ostapovicz (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on November 8, 2022). #

10.22

Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Aaron Reyes (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on November 8, 2022). #

10.23

Amended and Restated Employment Agreement, dated March 31, 2021, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on May 5, 2021). #

10.25

Form of Employment Agreement by and between Sunstone Hotel Investors, Inc. and Douglas M. Pasquale (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 13, 2021). #

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

10.31

Term Loan Agreement, dated May 1, 2023, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Bank of America, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 5, 2023).

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification). *

97.1	Policy for Recovery of Erroneously Awarded Compensation. *

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 23, 2024	/S/ AARON R. REYES
Aaron R. Reyes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRYAN A. GIGLIA	Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Bryan A. Giglia

/S/ DOUGLAS M. PASQUALE	Chairman	February 23, 2024
Douglas M. Pasquale

/S/ W. BLAKE BAIRD	Director	February 23, 2024
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 23, 2024
Andrew Batinovich

/S/ MONICA S. DIGILIO	Director	February 23, 2024
Monica S. Digilio

/S/ KRISTINA M. LESLIE	Director	February 23, 2024
Kristina M. Leslie

/S/ MURRAY J. MCCABE	Director	February 23, 2024
Murray J. McCabe

/S/ VERETT MIMS	Director	February 23, 2024
Verett Mims

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Impairment of hotel properties
Description of the Matter

The Company’s investment in hotel properties totaled $2.6 billion as of December 31, 2023. As more fully described in Note 2 to the consolidated financial statements, the Company records impairment losses for investments in hotel properties whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Once management determines that a hotel is impaired, further judgments are required to be made by management to estimate the fair value of the assets. For the year ended December 31, 2023, no hotels were impaired.

Auditing management’s impairment assessment of investment in hotel properties was challenging because determining whether events or changes in circumstances indicate that the investment may not be recoverable is judgmental due to the subjectivity in evaluating management’s identification of indicators of impairment, specifically related to a change in the hold period and disposition strategy of a hotel investment. In particular, the evaluation of impairment indicators was based on qualitative and quantitative factors for the specific hotel properties as determined by management. Such factors included, but were not limited to, significant changes to the hotel disposition strategy and hold period, and other market and economic conditions. Judgment is involved in assessing indicators which may trigger an impairment assessment as indicators may be unique to each hotel investment. Changes in these factors could have a significant effect on management’s determination of whether there is an indication that the carrying value of the asset is recoverable as of December 31, 2023.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the impairment assessment of investment in hotel properties, including controls over management’s identification of indicators of impairment.

We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a hotel might not be recoverable, that included, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic conditions, disposition strategies, or market effects. As part of our evaluation of indicators of impairment, we considered management’s disposition strategy and hold period, current industry and economic conditions and other relevant factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 23, 2024

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investment in hotel properties, net	$2,585,279	$2,840,928
Operating lease right-of-use assets, net	12,755	15,025
Cash and cash equivalents	426,403	101,223
Restricted cash	67,295	55,983
Accounts receivable, net	31,206	42,092
Prepaid expenses and other assets, net	26,383	27,566
Total assets	$3,149,321	$3,082,817

Liabilities
Debt, net of unamortized deferred financing costs	$814,559	$812,681
Operating lease obligations	16,735	19,012
Accounts payable and accrued expenses	48,410	73,735
Dividends and distributions payable	29,965	13,995
Other liabilities	73,014	78,433
Total liabilities	982,683	997,856
Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both December 31, 2023 and 2022, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both December 31, 2023 and 2022, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both December 31, 2023 and 2022, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 203,479,585 shares issued and outstanding at December 31, 2023 and 209,320,447 shares issued and outstanding at December 31, 2022	2,035	2,093
Additional paid in capital	2,416,417	2,465,595
Distributions in excess of retained earnings	(533,064)	(663,977)
Total stockholders’ equity	2,166,638	2,084,961

Total liabilities and equity	$3,149,321	$3,082,817

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues
Room	$619,277	$576,170	$352,974
Food and beverage	277,514	240,564	83,915
Other operating	89,689	95,319	72,261
Total revenues	986,480	912,053	509,150
Operating Expenses
Room	158,002	145,285	98,723
Food and beverage	193,820	174,146	79,807
Other operating	23,721	23,345	14,399
Advertising and promotion	51,958	46,979	31,156
Repairs and maintenance	38,308	36,801	33,898
Utilities	27,622	26,357	20,745
Franchise costs	16,876	15,839	11,354
Property tax, ground lease and insurance	78,796	68,979	64,139
Other property-level expenses	120,247	113,336	71,415
Corporate overhead	31,412	35,246	40,269
Depreciation and amortization	127,062	126,396	128,682
Impairment losses	—	3,466	2,685
Total operating expenses	867,824	816,175	597,272

Interest and other income (loss)	10,535	5,242	(343)
Interest expense	(51,679)	(32,005)	(30,898)
Gain on sale of assets	123,820	22,946	152,524
Gain (loss) on extinguishment of debt, net	9,938	(936)	(57)
Income before income taxes	211,270	91,125	33,104
Income tax provision, net	(4,562)	(359)	(109)
Net Income	206,708	90,766	32,995
(Income) loss from consolidated joint venture attributable to noncontrolling interest	—	(3,477)	1,303
Preferred stock dividends and redemption charges	(13,988)	(14,247)	(20,638)
Income attributable to common stockholders	$192,720	$73,042	$13,660

Basic and diluted income per share
Basic income attributable to common stockholders per common share	$0.93	$0.34	$0.06
Diluted income attributable to common stockholders per common share	$0.93	$0.34	$0.06

Basic weighted average common shares outstanding	205,590	212,613	216,296
Diluted weighted average common shares outstanding	205,865	212,653	216,296

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions	Noncontrolling
	Preferred Stock		Common Stock			in Excess of	Interest in
	Number of		Number of		Additional	Retained	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Joint Venture	Total Equity
Balance at December 31, 2020	7,600,000	$190,000	215,593,401	$2,156	$2,586,108	$(729,620)	$40,735	$2,089,379
Amortization of deferred stock compensation	—	—	—	—	13,278	—	—	13,278
Issuance of restricted common stock, net	—	—	1,062,106	10	(4,887)	—	—	(4,877)
Forfeiture of restricted common stock	—	—	(235,406)	(2)	2	—	—	—
Net proceeds from issuance of common stock	—	—	2,913,682	29	37,630	—	—	37,659
Net issuance of Series G preferred stock in connection with hotel acquisition	2,650,000	66,250	—	—	(142)	—	—	66,108
Net proceeds from issuance of Series H preferred stock	4,600,000	115,000	—	—	(3,801)	—	—	111,199
Net proceeds from issuance of Series I preferred stock	4,000,000	100,000	—	—	(3,344)	—	—	96,656
Redemption of Series E preferred stock	(4,600,000)	(115,000)	—	—	4,016	(4,016)	—	(115,000)
Redemption of Series F preferred stock	(3,000,000)	(75,000)	—	—	2,624	(2,624)	—	(75,000)
Series E preferred stock dividends and dividends payable at $0.772222 per share	—	—	—	—	—	(3,552)	—	(3,552)
Series F preferred stock dividends and dividends payable at $0.989896 per share	—	—	—	—	—	(2,969)	—	(2,969)
Series G preferred stock dividends and dividends payable at $0.233685 per share	—	—	—	—	—	(619)	—	(619)
Series H preferred stock dividends and dividends payable at $0.923004 per share	—	—	—	—	—	(4,246)	—	(4,246)
Series I preferred stock dividends and dividends payable at $0.653125 per share	—	—	—	—	—	(2,612)	—	(2,612)
Contributions from noncontrolling interest	—	—	—	—	—	—	1,375	1,375
Net income (loss)	—	—	—	—	—	34,298	(1,303)	32,995
Balance at December 31, 2021	11,250,000	281,250	219,333,783	2,193	2,631,484	(715,960)	40,807	2,239,774
Amortization of deferred stock compensation	—	—	—	—	11,372	—	—	11,372
Issuance of restricted common stock, net	—	—	266,795	3	(3,445)	—	—	(3,442)
Forfeiture of restricted common stock	—	—	(34,807)	—	—	—	—	—
Common stock distributions and distributions payable at $0.10 per share	—	—	—	—	—	(21,059)	—	(21,059)
Series G preferred stock dividends and dividends payable at $0.567112 per share	—	—	—	—	—	(1,503)	—	(1,503)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	—	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	—	(5,700)
Repurchase of outstanding common stock	—	—	(10,245,324)	(103)	(108,339)	—	—	(108,442)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,500)	(5,500)
Acquisition of noncontrolling interest, net	—	—	—	—	(65,477)	—	(38,784)	(104,261)
Net income	—	—	—	—	—	87,289	3,477	90,766
Balance at December 31, 2022	11,250,000	281,250	209,320,447	2,093	2,465,595	(663,977)	—	2,084,961
Amortization of deferred stock compensation	—	—	—	—	11,242	—	—	11,242
Issuance of restricted common stock, net	—	—	138,522	2	(3,778)	—	—	(3,776)
Forfeiture of restricted common stock	—	—	(8,192)	—	—	—	—	—
Common stock distributions and distributions payable at $0.30 per share	—	—	—	—	—	(61,807)	—	(61,807)
Series G preferred stock dividends and dividends payable at $0.469437 per share	—	—	—	—	—	(1,244)	—	(1,244)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	—	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	—	(5,700)
Repurchase of outstanding common stock	—	—	(5,971,192)	(60)	(56,343)	—	—	(56,403)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	—	(299)
Net income	—	—	—	—	—	206,708	—	206,708
Balance at December 31, 2023	11,250,000	$281,250	203,479,585	$2,035	$2,416,417	$(533,064)	$—	$2,166,638

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$206,708	$90,766	$32,995
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	372	964	323
Gain on sale of assets	(123,820)	(22,946)	(152,442)
(Gain) loss on extinguishment of debt, net	(9,938)	936	57
Noncash interest on derivatives, net	252	(2,194)	(3,405)
Depreciation	126,543	125,843	128,619
Amortization of franchise fees and other intangibles	464	492	63
Amortization of deferred financing costs	2,700	2,486	2,925
Amortization of deferred stock compensation	10,775	10,891	12,788
Impairment losses	—	3,466	2,685
Gain on hurricane-related damage	(3,722)	(4,369)	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,609	(12,739)	(20,515)
Prepaid expenses and other assets	(1,871)	4,457	(18)
Accounts payable and other liabilities	(20,839)	12,740	25,639
Operating lease right-of-use assets and obligations	(102)	(1,409)	(1,344)
Net cash provided by operating activities	198,131	209,384	28,370
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	364,491	191,291	183,553
Disposition deposit	—	—	4,000
Acquisitions of hotel properties and other assets	—	(232,506)	(363,498)
Proceeds from property insurance	3,722	4,369	—
Renovations and additions to hotel properties and other assets	(110,131)	(128,576)	(63,663)
Payment for interest rate derivative	—	(299)	(80)
Net cash provided by (used in) investing activities	258,082	(165,721)	(239,688)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	(299)	(104,261)	—
Proceeds from preferred stock offerings	—	—	215,000
Payment of preferred stock offering costs	—	—	(7,287)
Redemptions of preferred stock	—	—	(190,000)
Proceeds from common stock offerings	—	—	38,443
Payment of common stock offering costs	(428)	(91)	(784)
Repurchases of outstanding common stock	(56,403)	(108,442)	—
Repurchases of common stock for employee tax obligations	(3,348)	(3,351)	(4,877)
Proceeds from credit facility	—	230,000	110,000
Payments on credit facility	—	(230,000)	(110,000)
Proceeds from notes payable	225,000	243,615	—
Payments on notes payable	(222,086)	(38,916)	(79,884)
Payments of deferred financing costs	(2,332)	(7,404)	(397)
Dividends and distributions paid	(59,825)	(24,824)	(13,693)
Distribution to noncontrolling interest	—	(5,500)	—
Contribution from noncontrolling interest	—	—	1,375
Net cash used in financing activities	(119,721)	(49,174)	(42,104)
Net increase (decrease) in cash and cash equivalents and restricted cash	336,492	(5,511)	(253,422)
Cash and cash equivalents and restricted cash, beginning of year	157,206	162,717	416,139
Cash and cash equivalents and restricted cash, end of year	$493,698	$157,206	$162,717

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$426,403	$101,223	$120,483
Restricted cash	67,295	55,983	42,234
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$493,698	$157,206	$162,717

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for interest	$49,296	$31,658	$31,431
Cash paid for income taxes, net	$1,731	$709	$35
Operating cash flows used for operating leases	$5,527	$6,760	$6,803

Changes in operating lease right-of-use assets	$4,433	$3,774	$3,796
Changes in operating lease obligations	(4,535)	(5,183)	(5,140)
Changes in operating lease right-of-use assets and lease obligations, net	$(102)	$(1,409)	$(1,344)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Accrued renovations and additions to hotel properties and other assets	$9,812	$9,567	$8,527
Disposition deposit received in prior year in connection with sale of hotel	$—	$4,000	$—
Assignment of finance lease right-of-use asset in connection with sale of hotel	$—	$44,712	$—
Assignment of finance lease obligation in connection with sale of hotel	$—	$15,569	$—
Assignment of operating lease right-of-use asset in connection with sale of hotel	$—	$2,275	$—
Assignment of operating lease obligation in connection with sale of hotel	$—	$2,609	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$2,163	$—	$864
Assignment of loan in connection with disposition of hotel	$—	$—	$56,624
Issuance of preferred stock in connection with acquisition of hotel	$—	$—	$66,250
Amortization of deferred stock compensation — construction activities	$467	$481	$490
Preferred stock redemption charges	$—	$—	$6,640
Dividends and distributions payable	$29,965	$13,995	$3,513

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

As of December 31, 2023, the Company owned 14 hotels (the “14 Hotels”) currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc.	6
Hyatt Hotels Corporation	2
Four Seasons Hotels Limited	1
Hilton Worldwide	1
Interstate Hotels & Resorts, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2023	14

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021, include the accounts of the Company, the Operating Partnership, the TRS Lessee, and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

As of the third quarter of 2023, the Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified (no such distinction) to conform with its REIT peers in the lodging sector and reporting entities in the REIT industry more broadly. Given the nature of the Company’s operations, the previous classified presentation did not provide additional information that was useful to derive any metric by which the Company is measured and made comparisons to similar reporting entities more challenging and less meaningful. As the Company is now presenting an unclassified balance sheet, adjustments have been made to the historical classified consolidated balance sheet at December 31, 2022 in order for it to conform with the current unclassified presentation.

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

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2023 and 2022, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash primarily includes reserves for operating expenses and capital expenditures required by certain of the Company’s management, franchise and debt agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of December 31, 2023 and 2022 includes $0.2 million and $10.2 million, respectively, held in escrow related to certain current and potential employee-related obligations of one of the Company’s former hotels and $0.2 million held as collateral for certain letters of credit as of both December 31, 2023 and 2022 (see Note 13). Restricted cash as of December 31, 2022 also included $3.1 million held in escrow for the purpose of satisfying any potential employee-related obligations that should arise in connection with the termination of hotel personnel and any employment claim by hotel personnel at the Four Seasons Resort Napa Valley (see Note 13).

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

Impairment losses are recorded on investments in hotel properties to be held and used by the Company whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors the Company considers when assessing whether impairment indicators exist include hotel disposition strategy and hold period, a significant decline in operating results not related to renovations or repositionings, significant changes in the manner in which the Company uses the asset, physical damage to the property due to unforeseen events such as natural disasters, and other market and economic conditions.

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired in either 2023 or 2022. In 2021, the Company recognized a $2.7 million impairment loss on the Hilton New Orleans St. Charles due to Hurricane Ida-related damage at the hotel (see Notes 5 and 13).

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

Assets Held for Sale

The Company considers a hotel and related assets held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. No hotels were considered held for sale as of either December 31, 2023 or 2022.

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

Deferred financing costs related to the Company’s undrawn credit facility are included on the Company’s consolidated balance sheets as an asset and are amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Deferred financing costs related to the Company’s outstanding debt are included on the Company’s consolidated balance sheets as a contra-liability (see Note 7), and subsequently amortized ratably over the term of the related debt.

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

Lease obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on information available at the commencement date in determining the present value of lease payments over the lease term. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In order to estimate the Company’s IBR, the Company first looks to its own unsecured debt offerings and adjusts the rate for both length of term and secured borrowing using available market data as well as consultations with leading national financial institutions that are active in the issuance of both secured and unsecured notes.

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating lease ROU assets were impaired during 2023 and the Company recorded a $2.1 million impairment loss on the ROU asset related to the office lease at its former corporate headquarters (see Notes 5 and 9) during 2022. No operating or finance lease ROU assets were impaired during 2021.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,
	2023	2022

Trade receivables, net (1)	$14,431	$19,751
Contract liabilities (2)	$45,432	$50,219
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in other liabilities on the accompanying consolidated balance sheets.

During 2023 and 2022, the Company recognized approximately $43.7 million and $27.9 million, respectively, in revenue related to its outstanding contract liabilities.

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

Dividends

Under current federal income tax laws related to REITs, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders. Currently, the Company pays quarterly cash dividends to both its common and preferred stockholders as declared by the Company’s board of directors. Any future common stock dividends will be determined by the Company’s board of directors after considering the Company’s long-term operating projections, expected capital requirements and risks affecting its business. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

Basic earnings attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, including shares of the Company’s performance-based restricted stock units for which all necessary conditions have been satisfied except for the passage of time. Diluted earnings attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of time-based unvested restricted stock awards and performance-based restricted stock units, using the more dilutive of either the two-class method or the treasury stock method. The Company’s performance-based restricted stock units are considered for computing diluted net income per common share as of the beginning of the period in which all necessary conditions have been satisfied and the only remaining vesting condition is a service vesting condition.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Net income	$206,708	$90,766	$32,995
(Income) loss from consolidated joint venture attributable to noncontrolling interest	—	(3,477)	1,303
Preferred stock dividends and redemption charges	(13,988)	(14,247)	(20,638)
Distributions paid to participating securities	(310)	(128)	—
Undistributed income allocated to participating securities	(683)	(323)	(92)
Numerator for basic and diluted income attributable to common stockholders	$191,727	$72,591	$13,568

Denominator:
Weighted average basic common shares outstanding	205,590	212,613	216,296
Unvested restricted stock units	275	40	—
Weighted average diluted common shares outstanding	205,865	212,653	216,296

Basic income attributable to common stockholders per common share	$0.93	$0.34	$0.06
Diluted income attributable to common stockholders per common share	$0.93	$0.34	$0.06

In its calculation of diluted earnings per share, the Company excluded 1,032,266, 1,289,146 and 1,463,315 anti-dilutive time-based restricted stock awards for the years ended December 31, 2023, 2022 and 2021, respectively (see Note 12).

The Company also had unvested performance-based restricted stock units as of December 31, 2023 and 2022 that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the years ended December 31, 2023 and 2022 (see Note 12).

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

New Accounting Standards and Accounting Changes

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Contracts that meet the following criteria are eligible for relief from the modification accounting requirements in GAAP: the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform; the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform; and any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. ASU 2020-04 was effective upon issuance, applied prospectively from any date beginning March 12, 2020, and generally could not be applied to contract modifications that occurred after December 31, 2022. In December 2022, the FASB issued Accounting Standards Update No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), which deferred the sunset date from December 31, 2022 to December 31, 2024.

In May 2023, the Company repaid the $220.0 million loan secured by the Hilton San Diego Bayfront, which was subject to LIBOR, and the loan’s related interest rate cap derivative, which was also subject to LIBOR, was terminated (see Note 5). The Company’s adoptions of ASU 2020-04 and ASU 2022-06 in the second quarter of 2023 had no impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amended the guidance in Accounting Standards Codification (ASC) 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment, such as the Company, are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The guidance will be effective on an annual basis in 2024 and for interim periods beginning in the first quarter of 2025, with early adoption permitted. The Company’s adoption of ASU 2023-07 will have no effect on its financial statements; however, the Company is currently evaluating ASU 2023-07’s additional disclosure requirements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. All entities should apply the guidance prospectively but have the option to apply it retrospectively. ASU 2023-09 will be effective on an annual basis in 2024, with early adoption permitted. The Company’s adoption of ASU 2023-09 will have no effect on its financial statements; however, the Company is currently evaluating ASU 2023-09’s additional disclosure requirements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$614,112	$672,531
Buildings and improvements	2,587,278	2,793,771
Furniture, fixtures and equipment	407,861	426,189
Intangible assets	42,187	42,187
Construction in progress	61,247	71,689
Investment in hotel properties, gross	3,712,685	4,006,367
Accumulated depreciation and amortization	(1,127,406)	(1,165,439)
Investment in hotel properties, net	$2,585,279	$2,840,928

2022 Acquisitions

In June 2022, the Company purchased the fee-simple interest in the 339-room The Confidante Miami Beach, Florida for a contractual purchase price of $232.0 million. The acquisition was accounted for as an asset acquisition and was funded from available cash and with $140.0 million of proceeds received from the Company’s revolving credit facility (see Note 7).

In June 2022, the Company acquired the 25.0% noncontrolling partner’s ownership interest in the Hilton San Diego Bayfront for a contractual purchase price of $102.0 million plus 25.0% of closing date working capital and cash. The Company paid a preliminary purchase price of $101.3 million on the closing date based on estimated working capital and cash amounts, with additional true-ups of $2.9 million and $0.3 million recognized in December 2022 and May 2023, respectively, based on actual working capital and cash amounts. Following the acquisition, the Company owns 100% of the hotel. The acquisition was funded from available cash and with $90.0 million of proceeds received from the Company’s revolving credit facility (see Note 7). The transaction was accounted for as an equity transaction. The acquisition date noncontrolling interest balance of $38.8 million was reclassified to additional paid in capital. In addition, the $65.8 million of excess cash paid to acquire the 25.0% noncontrolling partner’s ownership interest was classified as additional paid in capital. No gain or loss was recognized in the accompanying consolidated statements of operations related to this acquisition.

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2023	2022
Element agreement (1)	$18,436	$18,436
Airspace agreements (2)	1,947	1,947
Residential program agreements (3)	21,038	21,038
Trade names (4)	121	121
Franchise agreements (5)	126	126
In-place lease agreement (6)	519	519
	42,187	42,187
Accumulated amortization	(949)	(432)
	$41,238	$41,755

Amortization expense on these intangible assets consisted of the following (in thousands):

	2023	2022	2021
Residential program agreements (3)	$411	$282	$—
Franchise agreements (5)	7	11	40
In-place lease agreement (6)	99	58	—
Advance bookings (7)	—	199	22
Below market management agreement (8)	—	15	92
	$517	$565	$154
(1)	The Element agreement as of both December 31, 2023 and 2022 included the exclusive perpetual rights to certain space at The Westin Washington, DC Downtown. The Element has an indefinite useful life and is not amortized.

(2)	Airspace agreements as of both December 31, 2023 and 2022 consisted of dry slip agreements at the Oceans Edge Resort & Marina. The dry slips at the Oceans Edge Resort & Marina have indefinite useful lives and are not amortized.
(3)	Residential program agreements as of both December 31, 2023 and 2022 included $13.7 million and $7.3 million at the Montage Healdsburg and the Four Seasons Resort Napa Valley, respectively. The value of the agreements were determined based on each hotel’s purchase price allocation. The agreements relate to the hotels’ residential rental programs, whereby owners of the adjacent separately owned Montage Residences Healdsburg and Four Seasons Private Residences Napa Valley are eligible to participate in optional rental programs and have access to the hotels’ facilities. The residential program agreement at the Montage Healdsburg will be amortized over the life of the related remaining 25-year Montage Healdsburg management agreement once the hotel begins to recognize revenue related to the program in January 2024. In addition, the agreement at the Montage Healdsburg includes a social membership program under which the Company began to recognize revenue in February 2023, amortizing the agreement using the straight-line method over the life of the related remaining 25-year Montage Healdsburg management agreement. In April 2022, the Company began to recognize revenue associated with the residential program agreement at the Four Seasons Resort Napa Valley, amortizing the agreement using the straight-line method over the life of the related remaining 20-year management agreement. The amortization expense for both the Montage Healdsburg and the Four Seasons Resort Napa Valley is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(4)	Trade names as of both December 31, 2023 and 2022 consisted of trademarks and bottle labeling used by the Elusa Winery at the Four Seasons Resort Napa Valley. The value of the trade names were determined as part of the hotel’s purchase price allocation. The trade names have indefinite useful lives and are not amortized.
(5)	Franchise agreements as of both December 31, 2023 and 2022 consisted of agreements at the Hilton New Orleans St. Charles and The Bidwell Marriott Portland. Franchise agreements in 2021 also included agreements at the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, both of which were sold in March 2022 (see Note 4). The remaining agreements are amortized using the straight-line method over the lives of the franchise agreements and will be fully amortized in October 2024 and April 2028 for The Bidwell Marriott Portland and the Hilton New Orleans St. Charles, respectively. The amortization expense for the franchise agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(6)	The in-place lease agreement as of both December 31, 2023 and 2022 consisted of an agreement at The Confidante Miami Beach. The value of the agreement was determined as part of the hotel’s purchase price allocation. The agreement is amortized using the straight-line method over the remaining non-cancelable term of the lease and will be fully amortized in August 2027. The amortization expense for the in-place lease agreement is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(7)	Advance bookings consisted of advance deposits related to our acquisition of the Four Seasons Resort Napa Valley. As part of the purchase price allocation, the contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability. They were amortized using the straight-line method over the periods the amounts were expected to be collected and were fully amortized in September 2022. The amortization expense for contractual advance hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(8)	The below market management agreement consisted of an agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The agreement was amortized using the straight-line method over the remaining non-cancelable term until the hotel’s sale in March 2022 (see Note 4).

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2024	$1,029
2025	$1,028
2026	$1,028
2027	$994
2028	$925

4. Disposals

Disposals – 2023

In October 2023, the Company sold the Boston Park Plaza, located in Massachusetts, for net proceeds of $364.5 million and a gain of $123.8 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel disposition did not qualify as a discontinued operation.

Disposals - 2022

In February 2022, the Company sold the Hyatt Centric Chicago Magnificent Mile and in March 2022, the Company sold both the Embassy Suites Chicago and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, all three of which are located in Illinois. None of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, none of the hotel dispositions qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds		Net Gain
Hyatt Centric Chicago Magnificent Mile	$67,231	(1)	$11,336
Embassy Suites Chicago and Hilton Garden Inn Chicago Downtown/Magnificent Mile	128,060		11,610
	$195,291		$22,946
(1)	Includes a $4.0 million disposition deposit received from the buyer of the hotel in December 2021.

Disposals - 2021

In October 2021 and December 2021, the Company sold the Renaissance Westchester, located in New York, and the Embassy Suites La Jolla located in California, respectively. Neither of these sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, neither of the hotel dispositions qualified as a discontinued operation.

The details of the sales were as follows (in thousands):

	Net Proceeds		Net Gain
Renaissance Westchester	$17,054		$3,733
Embassy Suites La Jolla	166,499	(1)	148,791
	$183,553		$152,524
(1)	Net proceeds exclude a $56.6 million mortgage assumed by the buyer of the Embassy Suites La Jolla (see Note 7).

Results of Operations – Disposed Hotels

The following table provides summary results of operations for the disposed hotels, which are included in net income for their respective ownership periods (in thousands):

	2023	2022	2021
Total revenues	$96,713	$97,915	$87,905

Income (loss) before income taxes (1)	$19,231	$3,801	$(44,686)

Gain on sale of assets	$123,820	$22,946	$152,524
(1)	Income (loss) before income taxes does not include the gain recognized on the hotel sales.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2023 and 2022, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2023 and 2022, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

While the Company did not record an impairment loss in 2023, impairment losses of $3.5 million and $2.7 million were recorded by the Company in 2022 and 2021, respectively, each of which is discussed below.

Former corporate headquarters. In 2022, in connection with an initiative to reduce future operating expenses, the Company recorded a noncash impairment loss of $3.5 million related to the subleasing of its former corporate headquarters, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2022. The $3.5 million impairment loss consisted of a $1.4 million write-down of the Company’s tenant improvements, net, which are included in prepaid expenses and other assets, net on the Company’s consolidated balance sheet at December 31, 2022 (see Note 6), and a $2.1 million write-down of the Company’s operating lease right-of-use assets, net related to the office lease at its former corporate headquarters (see Note 9).

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

Fair Value of Debt

As of December 31, 2023 and 2022, 51.2% and 42.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives and forward starting interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$819,050	$805,212	$816,136	$809,141
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to prevailing market conditions and the current uncertain economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following (in thousands):

								Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional		December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount		2023		2022
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	December 9, 2022	December 9, 2023	$	N/A	$	N/A	$60
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026		$75,000		417	N/A
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026		$100,000		(401)	N/A
Term Loan 2	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$	N/A		N/A	208
									$16	$268
(1)	In May 2023, the cap derivative was terminated in conjunction with the Company’s repayment of the loan secured by the Hilton San Diego Bayfront (see Note 7). The fair values of the cap and swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of December 31, 2023 and 2022. The fair value of the swap derivative liability was included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2023.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense as follows (in thousands):

	2023	2022	2021
Noncash interest on derivatives, net	$252	$(2,194)	$(3,405)

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$8,123	$6,478
Inventory	9,185	7,922
Deferred financing costs	3,627	5,031
Property and equipment, net	3,120	3,685	(1)
Interest rate derivatives	417	268
Deferred rent on straight-lined third-party tenant leases	552	2,413
Liquor licenses	930	933
Other	429	836
Total prepaid expenses and other assets, net	$26,383	$27,566
(1)	In 2022, the Company recorded an impairment loss of $1.4 million on the tenant improvements, net at its former corporate headquarters (see Note 5).

7. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
	December 31, 2023				December 31,	December 31,
	Rate Type		Interest Rate	Maturity Date	2023	2022
Mortgage Loans
Hilton San Diego Bayfront	N/A	(1)	N/A	December 9, 2023	$—	$220,000
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	74,050	76,136
Total mortgage loans					$74,050	$296,136

Unsecured Corporate Credit Facilities
Term Loan 1	Fixed	(2)	5.25%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(3)	6.77%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(4)	6.81%	May 1, 2025	225,000	—
Total unsecured corporate credit facilities					$575,000	$350,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					$819,050	$816,136
Unamortized deferred financing costs					(4,491)	(3,455)
Debt, net of unamortized deferred financing costs					$814,559	$812,681
(1)	The mortgage secured by the Hilton San Diego Bayfront was repaid in May 2023. The mortgage loan was subject to an interest rate cap derivative (see Note 5). The effective interest rate on the loan was 5.571% at December 31, 2022.
(2)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 5). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. In May 2023, the pricing grid was reduced by 0.02% to a range of 1.33% to 2.18% as the Company achieved the 2022 sustainability performance metric specified in the Second Amended Credit Agreement. The reduction in the pricing grid will be evaluated annually and is subject to the Company’s continued ability to satisfy its sustainability metric. The effective interest rates on the term loan were 5.25% and 5.82% at December 31, 2023 and 2022, respectively.
(3)	Term Loan 2 was subject to an interest rate swap derivative until the swap expired in January 2023 (see Note 5). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. In May 2023, the pricing grid was reduced by 0.02% to a range of 1.33% to 2.18% as the Company achieved the 2022 sustainability performance metric specified in the Second Amended Credit Agreement. The reduction in the pricing grid will be evaluated annually and is subject to the Company’s continued ability to satisfy its sustainability metric. The effective interest rates on the term loan were 6.77% and 4.27% at December 31, 2023 and 2022, respectively.
(4)	Term Loan 3’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The effective interest rate on the term loan was 6.81% at December 31, 2023.

Aggregate future principal maturities and amortization of notes payable at December 31, 2023, were as follows (in thousands):

2024	$74,050
2025	—
2026	290,000	(1)
2027	175,000
2028	280,000
Thereafter	—
Total	$819,050
(1)	Includes Term Loan 3 assuming the Company has exercised its one-time option to extend the maturity of the loan from May 1, 2025 to May 1, 2026 upon payment of applicable fees and the satisfaction of certain customary conditions.

Notes Payable Transactions - 2023

Secured Debt. The mortgage secured by the Hilton San Diego Bayfront was repaid on May 9, 2023, using proceeds received from the Company’s Term Loan 3. The mortgage loan was subject to an interest rate cap derivative (see Note 5).

Unsecured Debt. On May 1, 2023, the Company entered into a term loan agreement (“Term Loan 3”) and drew a total of $225.0 million, of which $220.0 million was used to repay the mortgage loan secured by the Hilton San Diego Bayfront. The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 3 matures on May 1, 2025, with a one-time option to extend the loan by twelve months to May 1, 2026 upon the payment of applicable fees and the satisfaction of certain customary conditions.

As of December 31, 2023, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

Notes Payable Transactions - 2022

Secured Debt. In December 2022, the Company exercised its remaining one-year option to extend the maturity of the mortgage secured by the Hilton San Diego Bayfront from December 2022 to December 2023. In accordance with the terms of the extension, the LIBOR spread increased 0.25%, from 1.05% to 1.30%. In addition, the Company purchased an interest rate cap derivative for $0.3 million that will continue to cap the loan’s underlying floating rate interest benchmark at 6.0% until December 2023 (see Note 5).

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

In July 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which expanded its unsecured borrowing capacity and extended the maturity of the Company’s two unsecured term loans. The Amended Credit Agreement increased the balances of both Term Loan 1 and Term Loan 2 to $175.0 million each from $19.4 million and $88.9 million, respectively. In addition, the maturity dates were extended to July 2027 and January 2028 for Term Loan 1 and Term Loan 2, respectively. Under the Amended Credit Agreement, the term loans bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.20% over the applicable adjusted term SOFR. In conjunction with the Amended Credit Agreement, the Company recorded a $0.8 million loss on extinguishment of debt related to the accelerated amortization of the deferred financing costs.

In July 2022, the Company utilized the proceeds received from the incremental borrowing on the term loans to fully repay the $230.0 million that was outstanding on its revolving credit facility. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility, with two six-month extension options, which would result in an extended maturity of July 2027. Under the Amended Credit Agreement, the revolving credit facility bears interest pursuant to a leverage-based pricing grid ranging from 1.40% to 2.25% over the applicable adjusted term SOFR.

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

Unsecured Debt. In November and December 2021, the Company drew a total of $110.0 million under the revolving portion of its credit facility to fund a portion of its purchase of the Four Seasons Resort Napa Valley in December 2021. The Company repaid the outstanding balance of $110.0 million in December 2021.

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

Deferred Financing Costs and Gain (loss) on Extinguishment of Debt, net

Deferred financing costs and gain (loss) on extinguishment of debt, net were as follows (in thousands):

	2023 (1)	2022 (2)	2021 (3)
Payments of deferred financing costs	$2,332	$7,404	$397

Gain (loss) on extinguishment of debt, net	$9,938	$(936)	$(57)
(1)	During 2023, the Company paid a total of $2.3 million in deferred financing costs related to Term Loan 3. In addition, the Company recognized a gain of $9.9 million associated with the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder in 2020, comprising $9.8 million from the relief of a majority of the potential employee-related obligations, with the funds released to the Company from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations currently held in escrow.
(2)	During 2022, the Company paid a total of $7.4 million in deferred financing costs related to its Amended Credit Agreement. In addition, the Company recognized a net loss of $0.9 million, comprising losses of $0.2 million related to the accelerated amortization of deferred financing costs associated with the partial repayments of the senior notes and $0.8 million related to lender fees and the accelerated amortization of deferred financing costs associated with the Amended Credit Agreement. These losses were slightly offset by a gain of $0.1 million associated with the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder in 2020 due to reassessments of the potential employee-related obligations currently held in escrow.
(3)	During 2021, the Company paid a total of $0.4 million in deferred financing costs related to its 2021 Unsecured Debt Amendments. In addition, the Company recognized a net loss of $0.1 million, comprising a loss of $0.4 million related to the accelerated amortization of deferred financing costs associated with the assignment of the mortgage secured by the Embassy Suites La Jolla to the hotel’s buyer and the repayments of a portion of the term loans, partially offset by a gain of $0.3 million associated with the assignment-in-lieu of the Hilton Times Square to the hotel’s mortgage holder in 2020 due to reassessments of the potential employee-related obligations currently held in escrow.

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (in thousands):

	2023	2022	2021
Interest expense on debt and finance lease obligation	$48,727	$31,713	$31,378
Noncash interest on derivatives, net	252	(2,194)	(3,405)
Amortization of deferred financing costs	2,700	2,486	2,925
Total interest expense	$51,679	$32,005	$30,898

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Advance deposits	$45,432	$50,219
Property, sales and use taxes payable	6,903	7,500
Accrued interest	6,346	6,915
Deferred rent	2,711	3,981
Income taxes payable	2,860	—
Interest rate derivative	401	—
Management fees payable	1,321	1,584
Other	7,040	8,234
Total other liabilities	$73,014	$78,433

9. Leases

As of both December 31, 2023 and 2022, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2024 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2023	2022

Right-of-use assets, net	$12,755	$15,025	(1)

Lease obligations	$16,735	$19,012

Weighted average remaining lease term	30 years
Weighted average discount rate	5.3%
(1)	In 2022, the Company wrote-down its operating lease right-of-use assets, net and recorded an impairment loss of $2.1 million related to the office lease at its former corporate headquarters. (see Note 5).

Lease Transactions - 2023

In January 2023, the Company relocated its corporate headquarters and recognized a $2.2 million operating lease right-of-use asset and related lease obligation.

Lease Transactions - 2022

During the fourth quarter of 2022, the Company entered into a sublease agreement on its former corporate headquarters, which became effective in January 2023.

Upon sale of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in March 2022 (see Note 4), the Company was no longer obligated under an operating lease related to certain office and parking space at the hotel and the related $2.3 million right-of-use asset, net and $2.6 million lease obligation were removed from the Company’s consolidated balance sheet.

Upon sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 (see Note 4), the Company was no longer obligated under a finance lease related to the building occupied by the hotel and the related $44.7 million right-of-use asset, net and $15.6 million finance lease obligation were removed from the Company’s consolidated balance sheet.

Lease Expense

The components of lease expense were as follows (in thousands):

	2023	2022	2021
Finance lease cost (1):
Amortization of right-of-use asset	$—	$—	$1,470
Interest on lease obligations	—	117	1,404
Operating lease cost	5,427	5,367	5,457
Variable lease cost (2)	8,438	6,853	393
Sublease income (3)	(1,187)	—	—
Total lease cost	$12,678	$12,337	$8,724
(1)	Finance lease cost included expenses for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022 (see Note 4).
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(3)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the year ended December 31, 2023.

At December 31, 2023, future maturities of the Company’s operating lease obligations were as follows (in thousands):

2024	$5,783
2025 (1)	5,854
2026	1,607
2027	926
2028	599
Thereafter	1,207
Total lease payments	15,976
Less: interest (2)	(2,499)
Present value of lease obligations (3)	$13,477
(1)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both the Company and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(2)	Calculated using the respective discount rate for each lease.
(3)	Operating lease obligations include the lease on the Company’s new corporate headquarters and the sublease on the Company’s former corporate headquarters, both of which were entered into during the fourth quarter of 2022.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforward	$22,805	$22,383
Other reserves	1,095	561
State taxes and other	1,657	3,926
Depreciation	1,853	720
Total gross deferred tax assets	27,410	27,590

Deferred Tax Liabilities:
Amortization	(34)	(25)
Deferred revenue	(22)	—
Other	(167)	(47)
Total gross deferred tax liabilities	(223)	(72)

Less: valuation allowance	(27,187)	(27,518)

Deferred tax assets, net	$—	$—

At December 31, 2023 and 2022, the net operating loss carryforwards for federal income tax purposes totaled approximately $103.8 million and $101.9 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2043.

The Company’s income tax provision, net was included in the consolidated statements of operations as follows (in thousands):

	2023	2022	2021
Current:
Federal	$(14)	$—	$—
State	(4,548)	(359)	(109)
Current income tax provision, net	(4,562)	(359)	(109)

Deferred:
Federal	(123)	2,568	1,262
State	(208)	654	(963)
Change in valuation allowance	331	(3,222)	(299)
Deferred income tax provision, net	—	—	—

Income tax provision, net	$(4,562)	$(359)	$(109)

The differences between the income tax (provision) benefit calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax provision, net were as follows (in thousands):

	2023	2022	2021
Expected federal tax expense at statutory rate	$(45,033)	$(18,406)	$(7,226)
Tax impact of REIT election	40,767	20,981	8,823
Expected tax (provision) benefit of TRS	(4,266)	2,575	1,597

State income tax benefit, net of federal (provision)	(164)	517	(760)
Change in valuation allowance	331	(3,222)	(299)
Other permanent items	(463)	(729)	(647)
Tax refunds and credits	—	500	—
Income tax provision, net	$(4,562)	$(359)	$(109)

The Company’s tax years from 2020 to 2023 will remain open to examination by the federal and state authorities for three and four years, respectively.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows (unaudited):

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income (1)	$—	—%	$0.100	100%	$—	—%
Capital gain	0.300	100	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.300	100%	$0.100	100%	$—	—%

Preferred Stock — Series E
Ordinary income (1)	$—	—%	$—	—%	$0.772	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$0.772	100%

Preferred Stock — Series F
Ordinary income (1)	$—	—%	$—	—%	$0.990	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$0.990	100%

Preferred Stock — Series G
Ordinary income (1)	$—	—%	$0.567	100%	$0.234	100%
Capital gain	0.469	100	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.469	100%	$0.567	100%	$0.234	100%

Preferred Stock — Series H
Ordinary income (1)	$—	—%	$1.531	100%	$0.923	100%
Capital gain	1.531	100	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.531	100%	$1.531	100%	$0.923	100%

Preferred Stock — Series I
Ordinary income (1)	$—	—%	$1.425	100%	$0.653	100%
Capital gain	1.425	100	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.425	100%	$1.425	100%	$0.653	100%
(1)	Ordinary income qualifies for Section 199A treatment per the 2017 Tax Cuts and Jobs Act.

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

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G preferred stock to the hotel’s seller as partial payment of the hotel. The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, accrues dividends at an initial rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s investment in the resort. The annual dividend rate is expected to increase in 2024 to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	2023	2022	2021
Number of common shares repurchased	5,971,192	10,245,324	—
Cost, including fees and commissions	$56,403	$108,442	$—
Number of preferred shares repurchased (1)	—	—	—
(1)	The redemptions of the Series E preferred stock and the Series F preferred stock in June 2021 and August 2021, respectively, were completed through separate authorizations by the Company’s board of directors.

As of December 31, 2023, $454.7 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

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

Details of the Company’s issuances of common stock under the 2023 ATM Agreements and the 2017 ATM Agreements were as follows (dollars in thousands):

	2023	2022	2021
Number of shares issued	—	—	2,913,682
Gross proceeds	$—	$—	$38,443

As of December 31, 2023, the Company has $300.0 million authorized for sale under the ATM Agreements.

Dividends and Distributions

The Company declared dividends and distributions per share on its preferred stock and common stock, respectively, as follows:

	2023	2022	2021
Series E preferred stock	$—	$—	$0.772222
Series F preferred stock	$—	$—	$0.989896
Series G preferred stock	$0.469437	$0.567112	$0.233685
Series H preferred stock	$1.531252	$1.531252	$0.923004
Series I preferred stock	$1.425000	$1.425000	$0.653125
Common stock	$0.300000	$0.100000	$—

12. Incentive Award Plan

In April 2022, the Company’s stockholders approved the 2022 Incentive Award Plan (the “Plan”), which replaced the Company’s prior long-term incentive plan. The Plan provides for granting discretionary awards to employees, consultants and non-employee directors. The awards may be made in the form of options, restricted stock awards, dividend equivalents, stock payments, restricted stock units, other incentive awards, LTIP units or share appreciation rights. The Company has reserved 3,750,000 common shares for issuance under the Plan, and 2,581,199 shares remain available for future issuance as of December 31, 2023. At December 31, 2023, only shares of restricted stock were issued and outstanding under the Plan.

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

As of December 31, 2023, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (in thousands):

	2023	2022	2021
Amortization expense, including forfeitures	$10,775	$10,891	$12,788	(1)

Capitalized compensation cost (2)	$467	$481	$490
(1)	In 2021, the Company recognized $1.1 million in amortization of deferred stock compensation expense related to the departure of its former Chief Executive Officer.
(2)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in hotels.

As of December 31, 2023, $10.9 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 21 months.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock grant activity:

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,289,146	$11.65	1,463,315	$12.15	1,336,836	$14.01
Granted	450,964	$10.58	555,501	$11.41	1,478,874	$11.55
Vested	(699,652)	$11.76	(694,863)	$12.50	(1,116,989)	$13.65
Forfeited	(8,192)	$11.12	(34,807)	$11.79	(235,406)	$11.81
Outstanding at end of year	1,032,266	$11.11	1,289,146	$11.65	1,463,315	$12.15

Restricted Stock Units

In February 2023 and 2022, the Company granted restricted stock units that vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Equity Lodging/Resorts Index who have a market capitalization in excess of $500 million as of the first day of the applicable performance period (the “TSR Three-Year Performance Period Shares”). The number of TSR Three-Year Performance Period Shares that may become vested ranges from zero to 200% of the number of related shares granted to the employee, based on the level of achievement of the foregoing performance measure.

Additionally, in February 2022, the Company granted special awards that will vest in January 2024 after a two-year performance period which ended December 31, 2023 (the “TSR Two-Year Performance Period Shares”). The TSR Two-Year Performance Period Shares were subject to the achievement of a market condition based on a measure of the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Equity Lodging/Resorts Index who have a market capitalization in excess of $500 million as of the first day of the applicable performance period. The number of TSR Two-Year Performance Period Shares that may become vested ranges from zero to 200% of the number of related shares granted to the employee, based on the level of achievement of the foregoing performance measure.

In March 2022, the Company granted special awards that are subject to the achievement of five increasing levels of the Company’s closing common stock price per share, from $13.50 to $19.50, sustained over a 20 consecutive trading day period (the “Stock Price Target Five-Year Performance Period Shares”). The Stock Price Target Five-Year Performance Period Shares will vest on the later to occur of the date on which the stock price target is achieved and the third anniversary of the grant date.

The following is a summary of non-vested restricted stock unit activity:

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	612,584	$10.40	—	$—	—	$—
Granted	463,576	$11.07	612,584	$10.40	—	$—
Vested	—	$—	—	$—	—	$—
Outstanding at end of year	1,076,160	$10.69	612,584	$10.40	—	$—

The grant date fair value of the performance awards was determined based on a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Expected Volatility	Dividend Yield (1)	Risk-Free Rate	Expected Term
February 9, 2023
TSR Three-Year Performance Period Shares	38.0%	—	4.18%	3 years

February 10, 2022
TSR Two-Year Performance Period Shares	41.0%	—	1.56%	2 years
TSR Three-Year Performance Period Shares	41.0%	—	1.78%	3 years

March 7, 2022
Stock Price Target Five-Year Performance Period Shares	40.0%	—	1.72%	5 years
(1)	Dividend equivalents are assumed to be reinvested in shares of the Company’s common stock and dividend equivalents will only be paid to the extent the award vests.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2023	2022	2021
Basic management fees	$27,122	$24,858	$13,406
Incentive management fees	7,534	6,696	1,806
Total basic and incentive management fees	$34,656	$31,554	$15,212

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2023	2022	2021
Franchise assessments (1)	$15,674	$14,690	$9,060
Franchise royalties (2)	1,202	1,149	2,294
Total franchise costs	$16,876	$15,839	$11,354
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Prior to the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 (see Note 4), franchise royalties included key money received from the hotel’s franchisor, which the Company was amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At December 31, 2023, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2023 totaled $64.3 million.

401(k) Savings and Retirement Plan

The Company’s corporate employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2023, 2022 and 2021, and were included in corporate overhead expense on the Company’s consolidated statements of operations.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.6 million in 2023, $1.4 million in 2022 and $1.0 million in 2021.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2023, approximately 28.6% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida and Hawaii exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of December 31, 2023, nine of the 14 Hotels were geographically concentrated as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	39%	44%
Florida	3	19%	17%
Hawaii	1	8%	17%

Hurricane Ida

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

The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. While the Company concluded that the cost to restore damages at the JW Marriott New Orleans did not exceed the hotel’s deductible, the Company recognized an advance payment of $4.4 million from its insurers in 2022 for Hurricane Ida-related property damage expenses previously incurred at the Hilton New Orleans St. Charles, which is included in interest and other income on the accompanying consolidated statement of operations for the year ended December 31, 2022. During 2022, the Company also recognized an advance payment of $1.0 million from its insurers related to its business interruption claim at the Hilton New Orleans St. Charles, which is included in other operating revenue on the accompanying consolidated statement of operations for the year ended December 31, 2022. In June 2023, the Company entered into an agreement to finalize its Hurricane Ida-related property damage claim and its business interruption claim at the Hilton New Orleans St. Charles, resulting in the receipt of $3.7 million for property damage expenses incurred and $0.5 million in business interruption proceeds, which are included in interest and other income and other operating revenue, respectively, on the accompanying consolidated statement of operations for the year ended December 31, 2023.

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of the Hilton Times Square, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), of which the Company was relieved of $0.2 million in 2022 and $0.8 million in 2021. In February 2023, the Company was relieved of an additional $9.8 million of the potential obligation and the funds were released from escrow to the Company, resulting in a $9.8 million gain on extinguishment of debt. In addition, the remaining potential obligation is reassessed at the end of every quarter, resulting in gains on extinguishment of debt of $0.1 million in both 2023 and 2022 and $0.3 million in 2021, which are included in gain (loss) on extinguishment of debt, net on the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, restricted cash on the accompanying consolidated balance sheets included $0.2 million and $10.2 million, respectively, which will continue to be held in escrow until the potential obligation is resolved. The potential obligation balances of $0.2 million and $10.2 million are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.

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

At December 31, 2023, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2023. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both December 31, 2023 and 2022.

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

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2023 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Four Seasons Resort Napa Valley	$—	(2)	$23,514	$128,645	$—	$8,107	$23,514	$136,752	$160,266	$7,828	12/1/2021	5-40
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	15,985	3,698	69,563	73,261	16,584	5/1/2013	5-35
Hilton San Diego Bayfront	—	(2)	—	424,992	—	32,910	—	457,902	457,902	109,357	4/15/2011	5-57
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	107,702	116,140	239,132	355,272	95,447	12/2/2013	5-35
JW Marriott New Orleans	74,050		—	73,420	15,147	42,282	15,147	115,702	130,849	42,098	2/15/2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	78,268	51,598	248,506	300,104	128,612	3/23/2007	5-35
Montage Healdsburg	—	(2)	40,326	194,589	108	5,671	40,434	200,260	240,694	16,063	4/22/2021	5-40
Oceans Edge Resort & Marina	—	(2)	92,510	74,361	2,515	7,970	95,025	82,331	177,356	15,044	7/25/2017	5-40
Renaissance Long Beach	—	(2)	10,437	37,300	—	28,153	10,437	65,453	75,890	36,518	6/23/2005	5-35
Renaissance Orlando at SeaWorld ®	—	(2)	—	119,733	30,717	72,312	30,717	192,045	222,762	104,818	6/23/2005	5-35
The Bidwell Marriott Portland	—	(2)	5,341	20,705	—	27,785	5,341	48,490	53,831	23,869	8/11/2000	5-35
The Confidante Miami Beach	—	(2)	87,791	140,725	—	632	87,791	141,357	229,148	5,652	6/1/2022	3-40
The Westin Washington, DC Downtown	—	(2)	14,563	132,800	—	137,570	14,563	270,370	284,933	112,541	7/13/2005	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	125,278	119,707	319,415	439,122	96,614	7/14/2014	5-40
	$74,050		$565,625	$1,896,653	$48,487	$690,625	$614,112	$2,587,278	$3,201,390	$811,045
(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.6 billion (unaudited) at December 31, 2023.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2023, the Company has no outstanding indebtedness under its credit facility.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2023	2022	2021

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,466,302	$3,334,153	$3,094,962
Activity during year:
Acquisitions	—	229,030	387,074
Improvements	92,437	76,230	36,884
Impairment losses	—	—	(3,264)
Changes in reporting presentation (1)	—	—	(53,068)
Dispositions	(357,349)	(173,111)	(128,435)
Balance at the end of the year	$3,201,390	$3,466,302	$3,334,153
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$835,961	$799,641	$772,289
Depreciation	96,771	95,495	96,508
Impairment losses	—	—	(579)
Changes in reporting presentation (1)	—	—	(24,144)
Dispositions	(121,687)	(59,175)	(44,433)
Balance at the end of the year	$811,045	$835,961	$799,641
(1)	Changes in reporting presentation in 2021 include the net assets for the Hyatt Centric Chicago Magnificent Mile, which the Company classified as held for sale as of December 31, 2021 due to its sale in February 2022.