Form 10-Q
period 2024-06-30
Sunstone Hotel Investors, Inc.
filed 2024-08-07
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 203,343,454 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,838,560	$2,585,279
Operating lease right-of-use assets, net	10,483	12,755
Cash and cash equivalents	159,151	426,403
Restricted cash	74,853	67,295
Accounts receivable, net	37,793	31,206
Prepaid expenses and other assets, net	28,897	26,383
Total assets	$3,149,737	$3,149,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt, net of unamortized deferred financing costs	$814,263	$814,559
Operating lease obligations	14,345	16,735
Accounts payable and accrued expenses	57,103	48,410
Dividends and distributions payable	22,987	29,965
Other liabilities	76,112	73,014
Total liabilities	984,810	982,683
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both June 30, 2024 and December 31, 2023, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both June 30, 2024 and December 31, 2023, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both June 30, 2024 and December 31, 2023, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 203,390,392 shares issued and outstanding at June 30, 2024 and 203,479,585 shares issued and outstanding at December 31, 2023	2,034	2,035
Additional paid in capital	2,415,764	2,416,417
Distributions in excess of retained earnings	(534,121)	(533,064)
Total stockholders’ equity	2,164,927	2,166,638

Total liabilities and stockholders' equity	$3,149,737	$3,149,321

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Room	$151,296	$173,399	$287,111	$325,837
Food and beverage	71,367	78,815	132,706	149,627
Other operating	24,818	23,898	44,830	44,091
Total revenues	247,481	276,112	464,647	519,555
OPERATING EXPENSES
Room	37,345	42,658	72,896	81,722
Food and beverage	47,742	51,997	92,057	100,532
Other operating	6,394	6,145	12,338	11,902
Advertising and promotion	12,974	13,897	25,106	26,919
Repairs and maintenance	8,979	9,606	17,689	19,052
Utilities	6,295	6,768	12,239	13,860
Franchise costs	4,819	4,560	9,024	8,478
Property tax, ground lease and insurance	19,984	19,378	38,909	38,611
Other property-level expenses	28,120	31,857	55,743	63,634
Corporate overhead	8,168	8,396	15,686	16,864
Depreciation and amortization	31,112	32,397	60,152	64,739
Total operating expenses	211,932	227,659	411,839	446,313
Interest and other income	3,503	4,639	8,956	5,180
Interest expense	(12,693)	(9,223)	(23,703)	(23,017)
Gain on sale of assets, net	—	—	457	—
Gain on extinguishment of debt	38	12	59	9,921
Income before income taxes	26,397	43,881	38,577	65,326
Income tax (provision) benefit, net	(255)	(803)	600	(1,161)
NET INCOME	26,142	43,078	39,177	64,165
Preferred stock dividends	(3,683)	(3,768)	(7,366)	(7,536)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,459	$39,310	$31,811	$56,629

Basic and diluted per share amounts:
Basic income attributable to common stockholders per common share	$0.11	$0.19	$0.16	$0.27
Diluted income attributable to common stockholders per common share	$0.11	$0.19	$0.16	$0.27

Basic weighted average common shares outstanding	202,758	206,181	202,695	206,606
Diluted weighted average common shares outstanding	203,455	206,828	203,227	207,095

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total
Balance at December 31, 2023 (audited)	11,250,000	$281,250	203,479,585	$2,035	$2,416,417	$(533,064)	$2,166,638
Amortization of deferred stock compensation	—	—	—	—	2,887	—	2,887
Issuance of restricted common stock, net	—	—	194,813	2	(3,219)	—	(3,217)
Common stock distributions declared at $0.07 per share	—	—	—	—	—	(14,364)	(14,364)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Net income	—	—	—	—	—	13,035	13,035
Balance at March 31, 2024	11,250,000	281,250	203,674,398	2,037	2,416,085	(538,076)	2,161,296
Amortization of deferred stock compensation	—	—	—	—	3,298	—	3,298
Issuance of restricted common stock	—	—	75,002	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(18,504)	(18,504)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(359,008)	(3)	(3,619)	—	(3,622)
Net income	—	—	—	—	—	26,142	26,142
Balance at June 30, 2024	11,250,000	$281,250	203,390,392	$2,034	$2,415,764	$(534,121)	$2,164,927

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total
Balance at December 31, 2022 (audited)	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$(663,977)	$2,084,961
Amortization of deferred stock compensation	—	—	—	—	2,545	—	2,545
Issuance of restricted common stock, net	—	—	55,970	1	(3,349)	—	(3,348)
Forfeiture of restricted common stock	—	—	(1,435)	—	—	—	—
Common stock distributions declared at $0.05 per share	—	—	—	—	—	(10,449)	(10,449)
Series G preferred stock dividends declared at $0.219536 per share	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(1,964,923)	(20)	(18,606)	—	(18,626)
Net income	—	—	—	—	—	21,087	21,087
Balance at March 31, 2023	11,250,000	281,250	207,410,059	2,074	2,446,185	(657,107)	2,072,402
Amortization of deferred stock compensation	—	—	—	—	3,442	—	3,442
Issuance of restricted common stock	—	—	82,552	1	(429)	—	(428)
Forfeiture of restricted common stock	—	—	(6,459)	—	—	—	—
Common stock distributions declared at $0.05 per share	—	—	—	—	—	(10,448)	(10,448)
Series G preferred stock dividends declared at $0.219536 per share	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchase of outstanding common stock	—	—	(301,461)	(3)	(2,852)	—	(2,855)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	(299)
Net income	—	—	—	—	—	43,078	43,078
Balance at June 30, 2023	11,250,000	$281,250	207,184,691	$2,072	$2,446,047	$(628,245)	$2,101,124

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,177	$64,165
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	164	71
Gain on sale of assets, net	(457)	—
Gain on extinguishment of debt	(59)	(9,921)
Noncash interest on derivatives, net	(2,231)	(1,879)
Depreciation	59,554	64,480
Amortization of franchise fees and other intangibles	598	223
Amortization of deferred financing costs	1,478	1,220
Amortization of deferred stock compensation	5,951	5,752
Gain on insurance recoveries	(314)	(3,722)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,399)	(2,205)
Prepaid expenses and other assets	(1,034)	(243)
Accounts payable and other liabilities	(6,033)	(10,884)
Operating lease right-of-use assets and obligations	(118)	(69)
Net cash provided by operating activities	93,277	106,988
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel property	(229,330)	—
Proceeds from property insurance	168	—
Renovations and additions to hotel properties and other assets	(68,686)	(49,219)
Net cash used in investing activities	(297,848)	(49,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	—	(299)
Payment of common stock offering costs	—	(428)
Repurchases of outstanding common stock	(3,622)	(21,481)
Repurchases of common stock for employee tax obligations	(3,217)	(3,348)
Proceeds from note payable	—	225,000
Payments on notes payable	(1,072)	(221,036)
Payments of deferred financing costs	—	(2,332)
Dividends and distributions paid	(47,212)	(27,537)
Net cash used in financing activities	(55,123)	(51,461)
Net (decrease) increase in cash and cash equivalents and restricted cash	(259,694)	6,308
Cash and cash equivalents and restricted cash, beginning of period	493,698	157,206
Cash and cash equivalents and restricted cash, end of period	$234,004	$163,514

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	June 30,
	2024	2023
Cash and cash equivalents	$159,151	$107,846
Restricted cash	74,853	55,668
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$234,004	$163,514

	Six Months Ended June 30,
	2024	2023
Cash paid for interest, net of capitalized interest	$25,517	$24,330
Cash paid for income taxes, net	$3,391	$1,128
Operating cash flows used for operating leases	$2,802	$2,782

Changes in operating lease right-of-use assets	$2,272	$2,189
Changes in operating lease obligations	(2,390)	(2,258)
Changes in operating lease right-of-use assets and lease obligations, net	$(118)	$(69)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Six Months Ended June 30,
	2024	2023
Accrued renovations and additions to hotel properties and other assets	$23,876	$14,593
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$—	$2,163
Amortization of deferred stock compensation — construction activities	$234	$235
Dividends and distributions payable	$22,987	$14,891

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

As of both June 30, 2024 and 2023, the Company owned 15 hotels.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$26,142	$43,078	$39,177	$64,165
Preferred stock dividends	(3,683)	(3,768)	(7,366)	(7,536)
Distributions paid to participating securities	(84)	(52)	(149)	(104)
Undistributed income allocated to participating securities	(19)	(144)	—	(194)
Numerator for basic and diluted income attributable to common stockholders	$22,356	$39,114	$31,662	$56,331
Denominator:
Weighted average basic common shares outstanding	202,758	206,181	202,695	206,606
Unvested restricted stock units	697	647	532	489
Weighted average diluted common shares outstanding	203,455	206,828	203,227	207,095

Basic income attributable to common stockholders per common share	$0.11	$0.19	$0.16	$0.27
Diluted income attributable to common stockholders per common share	$0.11	$0.19	$0.16	$0.27

In its calculation of diluted earnings per share, the Company excluded 929,928 anti-dilutive unvested time-based restricted stock awards for the three and six months ended June 30, 2024, and 1,032,564 anti-dilutive unvested time-based restricted stock awards for the three and six months ended June 30, 2023, respectively.

The Company also had unvested performance-based restricted stock units as of June 30, 2024 and 2023 that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (see Note 10).

Restricted Cash

Restricted cash primarily includes reserves for operating expenses and capital expenditures required by certain of the Company’s management, franchise and debt agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of December 31, 2023 included $0.2 million held in escrow related to certain current and potential employee-related obligations at one of the Company’s former hotels. In the second quarter of 2024, the escrow agreement was terminated and the remaining $0.1 million of restricted cash held in escrow was returned to the Company (see Note 11). As of both June 30, 2024 and December 31, 2023, restricted cash included $0.2 million held as collateral for certain letters of credit (see Note 11).

Investments in Hotel Properties

Investments in hotel properties, including land, buildings, furniture, fixtures and equipment (“FF&E”) and identifiable intangible assets are recorded at their respective relative fair values for an asset acquisition or at their estimated fair values for a business acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Interest imputed during construction or renovation projects is capitalized, using the Company’s weighted average interest rate on its variable rate debt, including the effects of interest rate swap derivatives, until construction is substantially complete or the assets are placed in service. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

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

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three or six months ended June 30, 2024 and 2023.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no ROU assets were impaired during either the three or six months ended June 30, 2024 and 2023.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(unaudited)
Trade receivables, net (1)	$16,116	$14,431
Contract liabilities (2)	$50,227	$45,432
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in other liabilities on the accompanying consolidated balance sheets.

During the three months ended June 30, 2024 and 2023, the Company recognized approximately $13.5 million and $11.4 million, respectively, in revenue related to its outstanding contract liabilities. During the six months ended June 30, 2024 and 2023, the Company recognized approximately $33.7 million and $38.9 million, respectively, in revenue related to its outstanding contract liabilities.

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

New Accounting Standards and Accounting Changes

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amended the guidance in Accounting Standards Codification (ASC) 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment, such as the Company, are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU 2023-07’s additional disclosure requirements and expects to adopt the additional disclosure requirements beginning with its fiscal year ending December 31, 2024.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(unaudited)
Land	$645,884	$614,112
Buildings and improvements	2,784,889	2,587,278
Furniture, fixtures and equipment	432,543	407,861
Intangible assets	44,063	42,187
Construction in progress	118,417	61,247
Investment in hotel properties, gross	4,025,796	3,712,685
Accumulated depreciation and amortization	(1,187,236)	(1,127,406)
Investment in hotel properties, net	$2,838,560	$2,585,279

In April 2024, the Company purchased the fee-simple interest in the 630-room Hyatt Regency San Antonio Riverwalk, located in San Antonio Texas, for a contractual purchase price of $230.0 million. In addition to the fee-simple interest in the hotel, an affiliate of the seller will reimburse the Company for the first $8.0 million of capital invested into the hotel pursuant to the hotel’s management agreement. The acquisition was accounted for as an asset acquisition and was funded from available cash.

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of June 30, 2024 and December 31, 2023, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both June 30, 2024 and December 31, 2023, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of June 30, 2024 and December 31, 2023, 51.1% and 51.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of June 30, 2024 (unaudited) and December 31, 2023 were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$817,978	$806,218	$819,050	$805,212

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2024 (unaudited) and December 31, 2023 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2024	2023
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026	$75,000	$1,170	$417
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026	$100,000	1,077	(401)
							$2,247	$16
(1)	The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023. The fair value of the swap derivative liability was included in other liabilities on the accompanying consolidated balances sheet as of December 31, 2023.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the three and six months ended June 30, 2024 and 2023 as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Noncash interest on derivatives, net	$(189)	$(3,711)	$(2,231)	$(1,879)

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(unaudited)
Prepaid expenses	$9,200	$8,123
Inventory	9,902	9,185
Deferred financing costs	2,925	3,627
Property and equipment, net	2,726	3,120
Interest rate derivatives	2,247	417
Deferred rent on straight-lined third-party tenant leases	538	552
Liquor licenses	930	930
Other	429	429
Total prepaid expenses and other assets, net	$28,897	$26,383

6. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
	June 30, 2024				June 30,	December 31,
	Rate Type		Interest Rate	Maturity Date	2024	2023
					(unaudited)
Mortgage Loans
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	$72,978	$74,050

Unsecured Corporate Credit Facilities
Term Loan 1	Fixed	(1)	5.27%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(2)	6.78%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(3)	6.78%	May 1, 2025	225,000	225,000
Total unsecured corporate credit facilities					$575,000	$575,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					817,978	819,050
Unamortized deferred financing costs					(3,715)	(4,491)
Debt, net of unamortized deferred financing costs					$814,263	$814,559
(1)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 4). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The Company did not achieve its 2023 sustainability performance metric as specified in the Second Amended Credit Agreement, resulting in the pricing grid returning to its range of 1.35% to 2.20% in May 2024, an increase of 0.02% from the previous year. The pricing grid is evaluated annually and is subject to the Company’s ability to satisfy its sustainability metric. The effective interest rate on the term loan was 5.27% and 5.25% at June 30, 2024 and December 31, 2023, respectively.
(2)	Term Loan 2’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The Company did not achieve its 2023 sustainability performance metric as specified in the Second Amended Credit Agreement, resulting in the pricing grid returning to its range of 1.35% to 2.20% in May 2024, an increase of 0.02% from the previous year. The pricing grid is evaluated annually and is subject to the Company’s ability to satisfy its sustainability metric. The effective interest rates on the term loan were 6.78% and 6.77% at June 30, 2024 and December 31, 2023, respectively.
(3)	Term Loan 3’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The effective interest rates on the term loan were 6.78% and 6.81% at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on debt	$12,304	$12,259	$24,617	$23,676
Noncash interest on derivatives, net	(189)	(3,711)	(2,231)	(1,879)
Amortization of deferred financing costs	739	675	1,478	1,220
Capitalized interest	(161)	—	(161)	—
Total interest expense	$12,693	$9,223	$23,703	$23,017

7. Other Liabilities

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(unaudited)
Advance deposits	$50,227	$45,432
Property, sales and use taxes payable	11,758	6,903
Accrued interest	5,283	6,346
Deferred rent	2,072	2,711
Income taxes payable	58	2,860
Interest rate derivative	—	401
Management fees payable	721	1,321
Other	5,993	7,040
Total other liabilities	$76,112	$73,014

8. Leases

As of both June 30, 2024 and December 31, 2023, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2025 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2024	2023
	(unaudited)
Right-of-use assets, net	$10,483	$12,755

Lease obligations	$14,345	$16,735

Weighted average remaining lease term	27 years
Weighted average discount rate	5.4%

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,338	$1,349	$2,690	$2,708
Variable lease cost (1)	2,371	2,197	4,506	4,283
Sublease income (2)	(297)	(297)	(594)	(594)
Total lease cost	$3,412	$3,249	$6,602	$6,397
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

9. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”) to the hotel’s seller as partial payment of the hotel. The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on the

Company’s total investment in the resort. In January 2024, the annual dividend rate increased to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. Beginning with the third quarter of 2024, the annual dividend rate will increase to the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of common shares repurchased	359,008	301,461	359,008	2,266,384
Cost, including fees and commissions	$3,622	$2,855	$3,622	$21,481
Number of preferred shares repurchased	—	—	—	—

As of June 30, 2024, $451.1 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

ATM Agreements. In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under the ATM Agreements during either the three or six months ended June 30, 2024 and 2023, leaving $300.0 million available for sale.

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

As of both June 30, 2024 and 2023, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense, including forfeitures	$3,181	$3,325	$5,951	$5,752

Capitalized compensation cost (1)	$117	$117	$234	$235
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity for the six months ended June 30, 2024:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2024	1,032,266	$11.11
Granted	444,077	$10.66
Vested	(546,415)	$11.06
Unvested at June 30, 2024	929,928	$10.93

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity, at target performance, for the six months ended June 30, 2024:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2024	1,076,160	$10.69
Granted	475,746	$11.50
Vested	(119,732)	$11.21
Forfeited	(50,100)	$11.21
Unvested at June 30, 2024	1,382,074	$10.90

The restricted stock units granted during the first six months of 2024 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic management fees	$6,639	$7,599	$12,613	$14,327
Incentive management fees	318	2,415	3,347	5,942
Total basic and incentive management fees	$6,957	$10,014	$15,960	$20,269

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchise assessments (1)	$4,488	$4,206	$8,370	$7,817
Franchise royalties	331	354	654	661
Total franchise costs	$4,819	$4,560	$9,024	$8,478
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At June 30, 2024, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at June 30, 2024 totaled $97.8 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Washington DC exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of June 30, 2024, our hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
Northern California	3	14%	21%
Southern California	2	22%	23%
Florida	3	17%	14%
Hawaii	1	8%	17%
Washington DC	1	11%	10%

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of a hotel disposed of in a prior year, the Company was required to retain approximately $11.6 million related to certain current and potential employee-related obligations (the “potential obligation”), of which the Company was relieved of $11.4 million as of December 31, 2023. The potential obligation balance of $0.2 million was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2023. The remaining potential obligation was reassessed at the end of every quarter, resulting in total gains on extinguishment of debt of $38,000, and $0.1 million, which were included on the accompanying consolidated statement of operations for the three and six months ended June 30, 2024, respectively. In the second quarter of 2024, the escrow agreement was terminated and the remaining $0.1 million of restricted cash held in escrow was returned to the Company.

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

At June 30, 2024, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2024. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both June 30, 2024 and December 31, 2023.

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

12. Subsequent Event

Subsequent to the end of the second quarter of 2024 and through the date of issuance of these financial statements, the Company repurchased 339,035 shares of its common stock for $3.3 million, including fees and commissions, leaving $447.8 million remaining for repurchase under the Company’s stock repurchase program.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2024, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	we own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, pandemics, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and similar technologies could lessen the need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems;
●	delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;
●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;
●	because we are a REIT, we depend on third parties to operate our hotels;

●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Marriott, Hyatt, Hilton, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	corporate responsibility, specifically related to environmental sustainability, social responsibility and corporate governance (“ESG”) factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business or lead to a default or acceleration of our obligations under certain of our debt instruments;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or otherwise comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect;
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud;
●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, and should we default, we may be required to pay additional fees, provide additional security, repay the debt or forfeit the hotel securing the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	covenants in our debt instruments may restrict our operating, acquisition or disposition activities;
●	our debt agreements contain “cash trap” and restricted payment provisions that, in certain circumstances, could limit our ability to use funds generated by our hotels for other corporate purposes or to make distributions to our stockholders;
●	certain of our debt is subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all;
●	our organizational documents contain no limitations on the amount of debt we can incur so we may become too highly leveraged;
●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	legislative or other actions affecting REITs could have a negative effect on us; and
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves.

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

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2024, we owned 15 hotels (the “15 Hotels”), which average 484 rooms in size. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain on sale of assets, net, which includes the gains we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax benefit (provision), net, which includes federal and state income taxes charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; preferred stock redemption charges; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due to pent up desire for international travel as pandemic-era travel restrictions have been lifted, and by changes in the value of the U.S. dollar in relation to other currencies which may make international travel more affordable; whereas operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase, and some markets experienced new hotel room openings at or greater than historic levels. In the years since the COVID-19 pandemic, U.S. hotel supply growth has been below historic levels in most markets as the cost of construction and the cost and availability of financing have not been conducive to the development of new hotels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for the three months ended June 30, 2024 and 2023, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2024	2023	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$151,296	$173,399	$(22,103)	(12.7)%
Food and beverage	71,367	78,815	(7,448)	(9.4)%
Other operating	24,818	23,898	920	3.8%
Total revenues	247,481	276,112	(28,631)	(10.4)%
OPERATING EXPENSES
Hotel operating	144,532	155,009	(10,477)	(6.8)%
Other property-level expenses	28,120	31,857	(3,737)	(11.7)%
Corporate overhead	8,168	8,396	(228)	(2.7)%
Depreciation and amortization	31,112	32,397	(1,285)	(4.0)%
Total operating expenses	211,932	227,659	(15,727)	(6.9)%
Interest and other income	3,503	4,639	(1,136)	(24.5)%
Interest expense	(12,693)	(9,223)	(3,470)	(37.6)%
Gain on extinguishment of debt	38	12	26	216.7%
Income before income taxes	26,397	43,881	(17,484)	(39.8)%
Income tax provision	(255)	(803)	548	68.2%
NET INCOME	26,142	43,078	(16,936)	(39.3)%
Preferred stock dividends	(3,683)	(3,768)	85	2.3%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,459	$39,310	$(16,851)	(42.9)%

The following table presents our unaudited operating results for the six months ended June 30, 2024 and 2023, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2024	2023	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$287,111	$325,837	$(38,726)	(11.9)%
Food and beverage	132,706	149,627	(16,921)	(11.3)%
Other operating	44,830	44,091	739	1.7%
Total revenues	464,647	519,555	(54,908)	(10.6)%
OPERATING EXPENSES
Hotel operating	280,258	301,076	(20,818)	(6.9)%
Other property-level expenses	55,743	63,634	(7,891)	(12.4)%
Corporate overhead	15,686	16,864	(1,178)	(7.0)%
Depreciation and amortization	60,152	64,739	(4,587)	(7.1)%
Total operating expenses	411,839	446,313	(34,474)	(7.7)%
Interest and other income	8,956	5,180	3,776	72.9%
Interest expense	(23,703)	(23,017)	(686)	(3.0)%
Gain on sale of assets, net	457	—	457	100.0%
Gain on extinguishment of debt	59	9,921	(9,862)	(99.4)%
Income before income taxes	38,577	65,326	(26,749)	(40.9)%
Income tax benefit (provision), net	600	(1,161)	1,761	151.7%
NET INCOME	39,177	64,165	(24,988)	(38.9)%
Preferred stock dividends	(7,366)	(7,536)	170	2.3%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,811	$56,629	$(24,818)	(43.8)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Renovations: During the first half of 2024, operations at The Confidante Miami Beach and the Renaissance Long Beach (the “Two Renovation Hotels”) were negatively impacted by renovations as they transitioned to Andaz Miami Beach and the Marriott Long Beach Downtown, respectively. Beginning in the fourth quarter of 2023 and continuing into the first quarter of 2024, hotel amenities at The Confidante Miami Beach, including the pool, meeting space, and food and beverage outlets, were closed in phases in preparation for the hotel’s temporary suspension of operations on March 25, 2024 to allow the extensive renovation work to be performed more efficiently. We expect the resort to resume operations as Andaz Miami Beach in the fourth quarter of 2024. The Renaissance Long Beach converted to Marriott Long Beach Downtown in March 2024 and renovation work continued through the end of the second quarter of 2024. As a result of these two renovations, our revenues and operating expenses in the second quarter and first six months of 2024 are not comparable to the same periods in 2023.
●	Hotel Disposition: In October 2023, we sold the Boston Park Plaza. As a result, our revenues, operating expenses, and depreciation expense in the second quarter and first six months of 2024 are not comparable to the same periods in 2023.
●	Hotel Acquisition: In April 2024, we acquired the Hyatt Regency San Antonio Riverwalk. As a result, our revenues, operating expenses, and depreciation expense in the second quarter and first six months of 2024 are not comparable to the same periods in 2023.

Room revenue. Room revenue decreased $22.1 million, or 12.7%, in the second quarter of 2024 as compared to the second quarter of 2023 as follows:

●	The Two Renovation Hotels caused room revenue to decrease by $7.4 million. Occupancy decreased 4,370 basis points and the average daily room rate decreased 3.7%, resulting in a 62.3% decrease in RevPAR.

	Three Months Ended June 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	28.1%	$234.75	$65.96	71.8%	$243.65	$174.94	(4,370)	bps	(3.7)%	(62.3)%

●	The sale of the Boston Park Plaza caused room revenue to decrease by $23.5 million.
●	Room revenue at the 12 hotels we owned during the entirety of the second quarter and first six months of both 2024 and 2023, excluding the Two Renovation Hotels (the “Comparable Portfolio”) increased $2.3 million. Occupancy increased 130 basis points and the average daily room rate decreased 0.3%, resulting in a 1.5% increase in RevPAR.

	Three Months Ended June 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	76.4%	$338.70	$258.77	75.1%	$339.62	$255.05	130	bps	(0.3)%	1.5%

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase by $6.5 million. Occupancy was 74.9% and the average daily rate was $199.15, resulting in RevPAR of $149.16.

For the six months ended June 30, 2024, room revenue decreased $38.7 million, or 11.9%, as compared to the six months ended June 30, 2023 as follows:

●	The Two Renovation Hotels caused room revenue to decrease by $16.8 million. Occupancy decreased 4,280 basis points and the average daily room rate decreased 11.5%, resulting in a 61.8% decrease in RevPAR.

	Six Months Ended June 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	32.5%	$243.25	$79.06	75.3%	$274.79	$206.92	(4,280)	bps	(11.5)%	(61.8)%

●	The sale of the Boston Park Plaza caused room revenue to decrease by $34.7 million.
●	Room revenue at the Comparable Portfolio increased $6.2 million. Occupancy increased 220 basis points and the average daily room rate decreased 1.2%, resulting in a 1.8% increase in RevPAR.

	Six Months Ended June 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	74.5%	$334.34	$249.08	72.3%	$338.50	$244.74	220	bps	(1.2)%	1.8%

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase by $6.5 million. Occupancy was 74.9% and the average daily rate was $199.15, resulting in RevPAR of $149.16.

Food and beverage revenue. Food and beverage revenue decreased $7.4 million, or 9.4%, in the second quarter of 2024 as compared to the second quarter of 2023, as follows:

●	The Two Renovation Hotels caused food and beverage revenue to decrease by $2.6 million.
●	The sale of the Boston Park Plaza caused food and beverage revenue to decrease by $7.9 million.
●	Food and beverage revenue at the Comparable Portfolio decreased $0.2 million as declines in banquet revenue due to decreased group occupancy, primarily at the Hilton San Diego Bayfront, Hyatt Regency San Francisco, and Renaissance Orlando at SeaWorld®, more than offset increases in outlet revenue, primarily at the Four Seasons Resort Napa Valley due to increased retention of hotel guests and higher average checks and at The Westin Washington, DC Downtown, which was under renovation in the prior year.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage revenue to increase by $3.3 million.

For the first six months of 2024, food and beverage revenue decreased $16.9 million, or 11.3%, as compared to the first six months of 2023, as follows:

●	The Two Renovation Hotels caused food and beverage revenue to decrease by $7.2 million.
●	The sale of the Boston Park Plaza caused food and beverage revenue to decrease by $13.5 million.
●	Food and beverage revenue at the Comparable Portfolio increased $0.5 million due to increases in outlet revenue, primarily at the Four Seasons Resort Napa Valley due to increased retention of hotel guests and higher average checks, The Westin Washington, DC Downtown, which was under renovation in the prior year, and at both the Hilton San Diego Bayfront and the Wailea Beach Resort due to increased transient occupancy. These increases were partially offset by declines in banquet revenue due to decreased group occupancy, primarily at the Hilton San Diego Bayfront, Hyatt Regency San Francisco, Renaissance Orlando at SeaWorld®, and Wailea Beach Resort.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage revenue to increase by $3.3 million.

Other operating revenue. Other operating revenue increased $0.9 million, or 3.8%, in the second quarter of 2024 as compared to the second quarter of 2023 as follows:

●	Other operating revenue at the Comparable Portfolio increased $3.0 million, primarily due to the increase in occupancy, which resulted in increased revenue from destination and resort fees, parking revenue, and winery revenue. In addition, cancellation and attrition fees increased during the second quarter of 2024 as compared to the same period in 2023. These increases were partially offset as other operating revenue in the second quarter of 2023 included $0.5 million in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption, with no corresponding revenue recognized in the second quarter of 2024.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $1.2 million.
●	The Two Renovation Hotels caused other operating revenue to decrease by $1.1 million.
●	The sale of the Boston Park Plaza caused other operating revenue to decrease by $2.2 million.

For the first six months of 2024, other operating revenue increased $0.7 million, or 1.7%, as compared to the first six months of 2023 as follows:

●	Other operating revenue at the Comparable Portfolio increased $5.1 million, primarily due to the increase in occupancy, which resulted in increased revenue from destination and resort fees, parking fees, retail revenue, and winery revenue. In addition, cancellation and attrition fees increased during the first six months of 2024 as compared to the same period in 2023. These increases were partially offset as other operating revenue in the first six months of 2023 included $0.5 million in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption, with no corresponding revenue recognized in the first six months of 2024.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $1.2 million.
●	The Two Renovation Hotels caused other operating revenue to decrease by $2.2 million.
●	The sale of the Boston Park Plaza caused other operating revenue to decrease by $3.4 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $10.5 million, or 6.8%, in the second quarter of 2024 as compared to the second quarter of 2023 as follows:

●	The Two Renovation Hotels caused hotel operating expenses to decrease by $5.1 million.
●	The sale of the Boston Park Plaza caused hotel operating expenses to decrease by $17.7 million.
●	Hotel operating expenses at the Comparable Portfolio increased $7.1 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $5.2 million.

For the first six months of 2024, hotel operating expenses decreased $20.8 million, or 6.9%, as compared to the first six months of 2023 as follows:

●	The Two Renovation Hotels caused hotel operating expenses to decrease by $8.8 million.
●	The sale of the Boston Park Plaza caused hotel operating expenses to decrease by $32.2 million.
●	Hotel operating expenses at the Comparable Portfolio increased $14.9 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $5.2 million.

Other property-level expenses. Other property-level expenses decreased $3.7 million, or 11.7%, in the second quarter of 2024 as compared to the second quarter of 2023 as follows:

●	The Two Renovation Hotels caused other property-level expenses to decrease by $1.0 million.
●	The sale of the Boston Park Plaza caused other property-level expenses to decrease by $3.2 million.
●	Other property-level expenses at the Comparable Portfolio decreased $0.7 million, primarily due to decreases in management fees and supply expenses. These decreased expenses were partially offset by increased payroll and related expenses, credit card commissions, contract and professional fees, and employee recruiting, relocation, and training expenses.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $1.1 million.

For the first six months of 2024, other property-level expenses decreased $7.9 million, or 12.4%, as compared to the first six months of 2023 as follows:

●	The Two Renovation Hotels caused other property-level expenses to decrease by $1.9 million.
●	The sale of the Boston Park Plaza caused other property-level expenses to decrease by $5.6 million.
●	Other property-level expenses at the Comparable Portfolio decreased $1.4 million, primarily due to a $1.3 million COVID-19 relief grant received in the first quarter of 2024 at the Marriott Boston Long Wharf with no corresponding grant received in the first six months of 2023. Additional decreases in other property-level expenses at the Comparable Portfolio included management fees, supply expenses, and employee recruiting, relocation, and training expenses. These decreased expenses were partially offset by increased credit card commissions, payroll and related expenses, and contract and professional fees.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $1.1 million.

Corporate overhead expense. Corporate overhead expense decreased $0.2 million, or 2.7%, in the second quarter of 2024 as compared to the second quarter of 2023, primarily due to decreased payroll and related expenses, due diligence expenses, and deferred stock amortization expense. These decreased expenses were partially offset by increased professional fees.

For the first six months of 2024, corporate overhead expense decreased $1.2 million, or 7.0%, as compared to the first six months of 2023, primarily due to decreased entity-level state franchise and minimum taxes, payroll and related expenses, and due diligence expenses. These decreased expenses were partially offset by increased professional fees and deferred stock amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.3 million, or 4.0%, in the second quarter of 2024 as compared to the second quarter of 2023 as follows:

●	The Two Renovation Hotels caused a nominal increase in depreciation and amortization expense.
●	The sale of the Boston Park Plaza resulted in a decrease in depreciation and amortization expense of $4.4 million.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $1.0 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $2.1 million.

For the first six months of 2024, depreciation and amortization expense decreased $4.6 million, or 7.1%, as compared to the first six months of 2023 as follows:

●	The Two Renovation Hotels caused a nominal decrease in depreciation and amortization expense.
●	The sale of the Boston Park Plaza resulted in a decrease in depreciation and amortization expense of $8.7 million.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $2.0 million due to increased depreciation and amortization at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $2.1 million.

Interest and other income. Interest and other income totaled $3.5 million and $4.6 million in the second quarters of 2024 and 2023, respectively, and $9.0 million and $5.2 million in the first six months of 2024 and 2023, respectively.

During the second quarters of 2024 and 2023, we recognized interest income of $3.2 million and $0.9 million, respectively. Interest income increased in the second quarter of 2024 as compared to the second quarter of 2023 due to increases in our cash balances as well as increased interest rates. In addition, during the second quarters of 2024 and 2023, we recognized property insurance recoveries of $0.3 million and $3.7 million related to fire damage at the Hilton San Diego Bayfront and Hurricane Ida-related property damage at the Hilton New Orleans St. Charles, respectively.

During the first six months of 2024 and 2023, we recognized interest income of $8.6 and $1.5 million, respectively. Interest income increased in the first six months of 2024 as compared to the first six months of 2023 due to increases in our cash balances as well as increased interest rates. In addition, during the first six months of 2024 and 2023, we recognized property insurance recoveries of $0.3 million and $3.7 million related to fire damage at the Hilton San Diego Bayfront and Hurricane Ida-related property damage at the Hilton New Orleans St. Charles, respectively.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on debt	$12,304	$12,259	$24,617	$23,676
Noncash interest on derivatives, net	(189)	(3,711)	(2,231)	(1,879)
Amortization of deferred financing costs	739	675	1,478	1,220
Capitalized interest	(161)	—	(161)	—
Total interest expense	$12,693	$9,223	$23,703	$23,017

Interest expense increased $3.5 million, or 37.6%, and $0.7 million, or 3.0%, in the second quarter and first six months of 2024, respectively, as compared to the same periods in 2023 as follows:

Interest expense on our debt increased nominally and $0.9 million in the second quarter and first six months of 2024 as compared to the same periods in 2023, respectively, primarily due to increased interest on our variable rate debt and our draw of the $225.0 million available under our third term loan in May 2023, which was partially offset due to our repayment of the $220.0 million loan secured by the Hilton San Diego Bayfront in May 2023.

Noncash changes in the fair market value of our derivatives caused interest expense to increase $3.5 million and decrease $0.4 million in the second quarter and first six months of 2024 as compared to the same periods in 2023, respectively.

The amortization of deferred financing costs caused interest expense to increase $0.1 million and $0.3 million in the second quarter and first six months of 2024 as compared to the same periods in 2023, respectively, due to costs incurred on our third term loan.

Capitalized interest caused interest expense to decrease $0.2 million for both the second quarter and first six months of 2024 as compared to the same periods in 2023. During the second quarter of 2024, we capitalized $0.2 million of interest expense related to the extensive renovation work at The Confidante Miami Beach as it transitions to Andaz Miami Beach.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.8% and 5.9% at June 30, 2024 and 2023, respectively. Approximately 51.1% and 51.2% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at June 30, 2024 and 2023, respectively.

Gain on sale of assets, net. Gain on sale of assets, net totaled zero and $0.5 million for the second quarter and first six months of 2024, respectively, and zero for both the second quarter and first six months of 2023. In the first quarter of 2024, we recognized an additional $0.5 million net gain related to a contingency resolution at a hotel sold in a prior year.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled $38,000 and $12,000 for the second quarters of 2024 and 2023, respectively, both of which were related to potential employee-related obligations held in escrow associated with our assignment of a hotel to the hotel’s mortgage holder in 2020. In the second quarter of 2024, the escrow agreement was terminated and we recorded a gain of $38,000 due to the release of the remaining potential employee-related obligations in conjunction with the termination. In the second quarter of 2023, we recorded a gain of $12,000 associated with reassessments of the remaining potential employee-related obligations held in escrow.

For the first six months of 2024 and 2023, gain on extinguishment of debt totaled $0.1 million and $9.9 million, respectively. During the first six months of 2024, we recognized $21,000 due to reassessments of the remaining potential employee-related obligations held in escrow, and $38,000 due to the termination of the escrow agreement as noted above in the discussion regarding the second quarter of 2024. During the first six months of 2023 we recognized a gain of $9.9 million, comprised of $9.8 million from the relief of the majority of the potential employee-related obligations, with the funds released to us from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations held in escrow.

Income tax (provision) benefit, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In the second quarter and first six months of 2024, we recognized a current income tax provision of $0.3 million and a net current income tax benefit of $0.6 million, respectively, resulting from current state and federal income tax expenses, net of any refunds.

In the second quarter and first six months of 2023, we recognized current income tax provisions of $0.8 million and $1.2 million, respectively, resulting from current state and federal income tax expenses.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series G preferred stock	$497	$582	$994	$1,164
Series H preferred stock	1,761	1,761	3,522	3,522
Series I preferred stock	1,425	1,425	2,850	2,850
Total preferred stock dividends	$3,683	$3,768	$7,366	$7,536

The Series G preferred stock initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. In January 2024, the annual dividend rate increased to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. Beginning with the third quarter of 2024, the annual dividend rate will increase to the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort.

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

We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$26,142	$43,078	$39,177	$64,165
Depreciation and amortization	31,112	32,397	60,152	64,739
Interest expense	12,693	9,223	23,703	23,017
Income tax provision (benefit), net	255	803	(600)	1,161
Gain on sale of assets, net	—	—	(457)	—
EBITDAre	70,202	85,501	121,975	153,082

Amortization of deferred stock compensation	3,181	3,325	5,951	5,752
Amortization of right-of-use assets and obligations	(107)	(17)	(118)	(69)
Amortization of contract intangibles, net	—	(18)	—	(36)
Gain on extinguishment of debt	(38)	(12)	(59)	(9,921)
Gain on insurance recoveries	(314)	(3,722)	(314)	(3,722)
Pre-opening costs	599	—	599	—
Adjustments to EBITDAre, net	3,321	(444)	6,059	(7,996)
Adjusted EBITDAre	$73,523	$85,057	$128,034	$145,086

Adjusted EBITDAre decreased $11.5 million, or 13.6%, in the second quarter of 2024 as compared to the second quarter of 2023, and $17.1 million, or 11.8%, in the first six months of 2024 as compared to the first six months of 2023 primarily due to the following:

●	Adjusted EBITDAre at the Two Renovation Hotels decreased $4.4 million, or 112.7%, and $14.8 million, or 122.8%, in the second quarter and first six months of 2024, respectively, as compared to the same periods in 2023.
●	The Boston Park Plaza recorded Adjusted EBITDAre of $12.7 million and $13.7 million in the second quarter and first six months of 2023, respectively.
●	Adjusted EBITDAre at the Comparable Portfolio decreased $1.5 million, or 2.0%, and $3.2 million, or 2.5%, in the second quarter and first six months of 2024, respectively, as compared to the same periods in 2023 primarily due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the second quarter and first six months of 2024.
●	The Hyatt Regency San Antonio Riverwalk recorded Adjusted EBITDAre of $4.6 million in the second quarter and first six months of 2024.

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

We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and obligations: we exclude the amortization of our real estate right-of-use assets and related lease obligations (with the exception of our corporate operating lease) as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives. We believe that these items are not reflective of our ongoing finance costs.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance restoration proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$26,142	$43,078	$39,177	$64,165
Preferred stock dividends	(3,683)	(3,768)	(7,366)	(7,536)
Real estate depreciation and amortization	30,771	32,240	59,526	64,431
Gain on sale of assets, net	—	—	(457)	—
FFO attributable to common stockholders	53,230	71,550	90,880	121,060

Amortization of deferred stock compensation	3,181	3,325	5,951	5,752
Real estate amortization of right-of-use assets and obligations	(130)	(128)	(252)	(247)
Amortization of contract intangibles, net	287	85	518	168
Noncash interest on derivatives, net	(189)	(3,711)	(2,231)	(1,879)
Gain on extinguishment of debt	(38)	(12)	(59)	(9,921)
Gain on insurance recoveries	(314)	(3,722)	(314)	(3,722)
Pre-opening costs	599	—	599	—
Prior year income tax benefit, net	—	—	(948)	—
Adjustments to FFO attributable to common stockholders, net	3,396	(4,163)	3,264	(9,849)
Adjusted FFO attributable to common stockholders	$56,626	$67,387	$94,144	$111,211

Adjusted FFO attributable to common stockholders decreased $10.8 million, or 16.0%, and $17.1 million, or 15.3%, in the second quarter and first six months of 2024, respectively, as compared to the same periods in 2023 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our term loan and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, an acquisition of a hotel, operating expenses, repurchases of our common stock, repayments of notes payable and dividends and distributions on our preferred and common stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $93.3 million in the first six months of 2024 as compared to $107.0 million in the first six months of 2023. The net decrease in cash provided by operating activities during the first six months of 2024 as compared to the same period in 2023 was primarily due to decreases in operating cash at the Two Renovation Hotels, as well as decreases caused by our sale of the Boston Park Plaza and higher interest payments on our variable rate debt, partially offset by the acquisition of the Hyatt Regency San Antonio Riverwalk as well as additional operating cash provided by the increase in travel demand benefiting our hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first six months of 2024 as compared to the first six months of 2023 was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Acquisition of hotel property	$(229,330)	$—
Proceeds from property insurance	168	—
Renovations and additions to hotel properties and other assets	(68,686)	(49,219)
Net cash used in investing activities	$(297,848)	$(49,219)

During the first six months of 2024, we paid $229.3 million to acquire the Hyatt Regency San Antonio Riverwalk, including closing costs and prorations and we invested $68.7 million for renovations and additions to our portfolio and other assets. These cash outflows were slightly offset by $0.2 million in property insurance proceeds received related to fire damage at the Hilton San Diego Bayfront.

During the first six months of 2023, we invested $49.2 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2024 as compared to the first six months of 2023 was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Acquisition of noncontrolling interest, including transaction costs	$—	$(299)
Payment of common stock offering costs	—	(428)
Repurchases of outstanding common stock	(3,622)	(21,481)
Repurchases of common stock for employee tax obligations	(3,217)	(3,348)
Proceeds from note payable	—	225,000
Payments on notes payable	(1,072)	(221,036)
Payments of deferred financing costs	—	(2,332)
Dividends and distributions paid	(47,212)	(27,537)
Net cash used in financing activities	$(55,123)	$(51,461)

During the first six months of 2024, we paid $3.6 million to repurchase 359,008 shares of our outstanding common stock, $3.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $1.1 million in scheduled principal payments on our loan secured by the JW Marriott New Orleans and $47.2 million in dividends and distributions to our preferred and common stockholders.

During the first six months of 2023, we paid an additional $0.3 million to true-up the total acquisition cost of the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront and $0.4 million in common stock offering costs related to our shelf registration statement. In addition, we paid $21.5 million to repurchase 2,266,384 shares of our outstanding common stock, $3.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $27.5 million in dividends and distributions to our preferred and common stockholders. We also entered into a term loan agreement, receiving $225.0 million in proceeds and paying $2.3 million in related deferred financing costs. We utilized the proceeds received from the term loan to repay the $220.0 million loan secured by the Hilton San Diego Bayfront. We also paid $1.0 million in scheduled principal payments on our loan secured by the JW Marriott New Orleans.

Future. We expect our primary sources of cash will continue to be our operating activities, working capital, borrowing under our credit facility, additional issuances of notes payable, dispositions of hotel properties and proceeds from offerings of common and preferred stock. However, there can be no assurance that our future asset sales, debt issuances or equity offerings will be successfully completed. As a result of potential increases in inflation rates and interest rates, as well as possible recessionary periods in the future, certain sources of capital may not be as readily available to us as they have in the past or may only be available at higher costs.

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

Cash Balance. As of June 30, 2024, our unrestricted cash balance was $159.2 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of June 30, 2024, we had $818.0 million of debt, $234.0 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants. In December 2024, the $73.0 million loan secured by the JW Marriott New Orleans will mature. We expect to refinance or repay the outstanding balance prior to or at the maturity date.

As of June 30, 2024, 51.1% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, unsecured corporate-level Term Loan 1 and two unsecured corporate-level senior notes.

The Company’s floating rate debt as of June 30, 2024 included the $175.0 million unsecured corporate-level Term Loan 2 and the $225.0 million unsecured corporate-level Term Loan 3.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain provisions under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of June 30, 2024. Should we obtain secured financing on any of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of June 30, 2024 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$817,978	$72,978	$290,000	$455,000	$—
Interest obligations on notes payable (1) (2)	134,752	45,978	74,122	14,652	—
Operating lease obligations, including imputed interest (3)	13,175	5,907	4,290	1,990	988
Construction commitments	97,776	97,776	—	—	—
Total	$1,063,681	$222,639	$368,412	$471,642	$988
(1)	Notes payable and interest obligations on notes payable include the $225.0 million unsecured Term Loan 3 assuming the Company has exercised its one-time option to extend the maturity of the loan from May 1, 2025 to May 1, 2026 upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at June 30, 2024, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $68.7 million and $49.2 million in our portfolio and other assets during the first six months of 2024 and 2023, respectively. As of June 30, 2024, we have contractual construction commitments totaling $97.8 million for ongoing renovations. During the remainder of 2024, we will continue to incur significant capital expenditures as we complete the substantial renovation and rebranding of The Confidante Miami Beach to Andaz Miami Beach. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotel subject to a first mortgage lien, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 2.0% and 5.0% of the respective hotel’s applicable annual revenue. As of June 30, 2024, our balance sheet includes restricted cash of $73.2 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan and management agreements, reserve funds are to be held by the lender or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

●	Acquisition-related assets and liabilities. The acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. If the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the transaction is an asset acquisition. Transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead on our consolidated statements of operations. Also, given the subjectivity, business combinations are provided a one-year measurement period to adjust the provisional amounts recognized if the necessary information is not available by the end of the reporting period in which the acquisition occurs; whereas asset acquisitions are not subject to a measurement period.

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

As of June 30, 2024, 51.1% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.0 million based on the debt balances and variable rates at June 30, 2024.

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

The following table sets forth information regarding our repurchases of shares of our common stock pursuant to our stock repurchase program during the quarter ended June 30, 2024:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2024 - April 30, 2024	—		—	$454,693,415
May 1, 2024 - May 31, 2024	—		—	$454,693,415
June 1, 2024 - June 30, 2024	359,008	$10.07	359,008	$451,078,555
Total	359,008	$10.07	359,008	$451,078,555

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 7, 2024	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)