Form 10-Q
period 2024-09-30
Sunstone Hotel Investors, Inc.
filed 2024-11-12
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 200,901,248 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,849,875	$2,585,279
Operating lease right-of-use assets, net	9,330	12,755
Cash and cash equivalents	115,542	426,403
Restricted cash	77,018	67,295
Accounts receivable, net	34,110	31,206
Prepaid expenses and other assets, net	30,666	26,383
Total assets	$3,116,541	$3,149,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Debt, net of unamortized deferred financing costs	$814,112	$814,559
Operating lease obligations	13,039	16,735
Accounts payable and accrued expenses	63,644	48,410
Dividends and distributions payable	22,619	29,965
Other liabilities	78,332	73,014
Total liabilities	991,746	982,683
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both September 30, 2024 and December 31, 2023, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both September 30, 2024 and December 31, 2023, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both September 30, 2024 and December 31, 2023, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 200,919,457 shares issued and outstanding at September 30, 2024 and 203,479,585 shares issued and outstanding at December 31, 2023	2,009	2,035
Additional paid in capital	2,394,525	2,416,417
Distributions in excess of retained earnings	(552,989)	(533,064)
Total stockholders’ equity	2,124,795	2,166,638

Total liabilities and stockholders' equity	$3,116,541	$3,149,321

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Room	$138,759	$158,467	$425,870	$484,304
Food and beverage	63,866	64,007	196,572	213,634
Other operating	23,767	25,226	68,597	69,317
Total revenues	226,392	247,700	691,039	767,255
OPERATING EXPENSES
Room	37,453	41,034	110,349	122,756
Food and beverage	46,286	47,777	138,343	148,309
Other operating	5,815	6,129	18,153	18,031
Advertising and promotion	13,220	12,767	38,326	39,686
Repairs and maintenance	9,094	10,060	26,783	29,112
Utilities	7,670	7,784	19,909	21,644
Franchise costs	4,711	4,278	13,735	12,756
Property tax, ground lease and insurance	19,777	21,709	58,686	60,320
Other property-level expenses	26,702	29,020	82,445	92,654
Corporate overhead	7,577	7,127	23,263	23,991
Depreciation and amortization	31,689	33,188	91,841	97,927
Total operating expenses	209,994	220,873	621,833	667,186
Interest and other income	2,350	1,218	11,306	6,398
Interest expense	(15,982)	(11,894)	(39,685)	(34,911)
Gain on sale of assets, net	—	—	457	—
Gain on extinguishment of debt	—	9	59	9,930
Income before income taxes	2,766	16,160	41,343	81,486
Income tax benefit (provision), net	483	(602)	1,083	(1,763)
NET INCOME	3,249	15,558	42,426	79,723
Preferred stock dividends	(3,931)	(3,226)	(11,297)	(10,762)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(682)	$12,332	$31,129	$68,961

Basic and diluted per share amounts:
Basic (loss) income attributable to common stockholders per common share	$0.00	$0.06	$0.15	$0.33
Diluted (loss) income attributable to common stockholders per common share	$0.00	$0.06	$0.15	$0.33

Basic weighted average common shares outstanding	201,402	205,570	202,261	206,257
Diluted weighted average common shares outstanding	201,402	205,782	202,857	206,553

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total
Balance at December 31, 2023 (audited)	11,250,000	$281,250	203,479,585	$2,035	$2,416,417	$(533,064)	$2,166,638
Amortization of deferred stock compensation	—	—	—	—	2,887	—	2,887
Issuance of restricted common stock, net	—	—	194,813	2	(3,219)	—	(3,217)
Common stock distributions declared at $0.07 per share	—	—	—	—	—	(14,364)	(14,364)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Net income	—	—	—	—	—	13,035	13,035
Balance at March 31, 2024	11,250,000	281,250	203,674,398	2,037	2,416,085	(538,076)	2,161,296
Amortization of deferred stock compensation	—	—	—	—	3,298	—	3,298
Issuance of restricted common stock	—	—	75,002	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(18,504)	(18,504)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(359,008)	(3)	(3,619)	—	(3,622)
Net income	—	—	—	—	—	26,142	26,142
Balance at June 30, 2024	11,250,000	$281,250	203,390,392	$2,034	$2,415,764	$(534,121)	$2,164,927
Amortization of deferred stock compensation	—	—	—	—	2,351	—	2,351
Repurchases of common stock for employee tax obligations	—	—	(91,439)	(1)	(942)	—	(943)
Forfeiture of restricted common stock	—	—	(68,131)	(1)	1	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(18,186)	(18,186)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(2,311,365)	(23)	(22,649)	—	(22,672)
Net income	—	—	—	—	—	3,249	3,249
Balance at September 30, 2024	11,250,000	$281,250	200,919,457	$2,009	$2,394,525	$(552,989)	$2,124,795

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total
Balance at December 31, 2022 (audited)	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$(663,977)	$2,084,961
Amortization of deferred stock compensation	—	—	—	—	2,545	—	2,545
Issuance of restricted common stock, net	—	—	55,970	1	(3,349)	—	(3,348)
Forfeiture of restricted common stock	—	—	(1,435)	—	—	—	—
Common stock distributions declared at $0.05 per share	—	—	—	—	—	(10,449)	(10,449)
Series G preferred stock dividends declared at $0.219536 per share	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(1,964,923)	(20)	(18,606)	—	(18,626)
Net income	—	—	—	—	—	21,087	21,087
Balance at March 31, 2023	11,250,000	281,250	207,410,059	2,074	2,446,185	(657,107)	2,072,402
Amortization of deferred stock compensation	—	—	—	—	3,442	—	3,442
Issuance of restricted common stock	—	—	82,552	1	(429)	—	(428)
Forfeiture of restricted common stock	—	—	(6,459)	—	—	—	—
Common stock distributions declared at $0.05 per share	—	—	—	—	—	(10,448)	(10,448)
Series G preferred stock dividends declared at $0.219536 per share	—	—	—	—	—	(582)	(582)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(301,461)	(3)	(2,852)	—	(2,855)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	(299)
Net income	—	—	—	—	—	43,078	43,078
Balance at June 30, 2023	11,250,000	$281,250	207,184,691	$2,072	$2,446,047	$(628,245)	$2,101,124
Amortization of deferred stock compensation	—	—	—	—	2,628	—	2,628
Common stock distributions declared at $0.07 per share	—	—	—	—	—	(14,357)	(14,357)
Series G preferred stock dividends declared at $0.015182 per share	—	—	—	—	—	(40)	(40)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(1,561,375)	(16)	(14,026)	—	(14,042)
Net income	—	—	—	—	—	15,558	15,558
Balance at September 30, 2023	11,250,000	$281,250	205,623,316	$2,056	$2,434,649	$(630,270)	$2,087,685

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,426	$79,723
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	319	184
Gain on sale of assets, net	(457)	—
Gain on extinguishment of debt	(59)	(9,930)
Noncash interest on derivatives, net	1,095	(3,348)
Depreciation	90,862	97,540
Amortization of franchise fees and other intangibles	979	332
Amortization of deferred financing costs	2,219	1,960
Amortization of deferred stock compensation	8,381	8,263
Gain on insurance recoveries	(314)	(3,722)
Changes in operating assets and liabilities:
Accounts receivable, net	(17)	7,477
Prepaid expenses and other assets	(5,555)	(5,804)
Accounts payable and other liabilities	275	(3,851)
Operating lease right-of-use assets and obligations	(271)	(82)
Net cash provided by operating activities	139,883	168,742
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel property	(229,330)	—
Disposition deposit	—	10,000
Proceeds from property insurance	314	3,722
Renovations and additions to hotel properties and other assets	(110,241)	(73,944)
Net cash used in investing activities	(339,257)	(60,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	—	(299)
Payment of common stock offering costs	—	(428)
Repurchases of outstanding common stock	(26,294)	(35,523)
Repurchases of common stock for employee tax obligations	(4,160)	(3,348)
Proceeds from note payable	—	225,000
Payments on notes payable	(1,613)	(221,554)
Payments of deferred financing costs	—	(2,332)
Dividends and distributions paid	(69,697)	(42,246)
Net cash used in financing activities	(101,764)	(80,730)
Net (decrease) increase in cash and cash equivalents and restricted cash	(301,138)	27,790
Cash and cash equivalents and restricted cash, beginning of period	493,698	157,206
Cash and cash equivalents and restricted cash, end of period	$192,560	$184,996

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	September 30,
	2024	2023
Cash and cash equivalents	$115,542	$113,768
Restricted cash	77,018	71,228
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$192,560	$184,996

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest, net of capitalized interest	$39,734	$39,013
Cash paid for income taxes, net	$3,476	$1,272
Operating cash flows used for operating leases	$4,288	$4,150

Changes in operating lease right-of-use assets	$3,425	$3,304
Changes in operating lease obligations	(3,696)	(3,386)
Changes in operating lease right-of-use assets and lease obligations, net	$(271)	$(82)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Nine Months Ended September 30,
	2024	2023
Accrued renovations and additions to hotel properties and other assets	$25,247	$12,029
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$—	$2,163
Amortization of deferred stock compensation — construction activities	$155	$352
Dividends and distributions payable	$22,619	$17,765

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

As of both September 30, 2024 and 2023, the Company owned 15 hotels.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$3,249	$15,558	$42,426	$79,723
Preferred stock dividends	(3,931)	(3,226)	(11,297)	(10,762)
Distributions paid to participating securities	(62)	(72)	(211)	(176)
Undistributed income allocated to participating securities	—	—	—	(178)
Numerator for basic and diluted (loss) income attributable to common stockholders	$(744)	$12,260	$30,918	$68,607
Denominator:
Weighted average basic common shares outstanding	201,402	205,570	202,261	206,257
Unvested restricted stock units	—	212	596	296
Weighted average diluted common shares outstanding	201,402	205,782	202,857	206,553

Basic (loss) income attributable to common stockholders per common share	$0.00	$0.06	$0.15	$0.33
Diluted (loss) income attributable to common stockholders per common share	$0.00	$0.06	$0.15	$0.33

In its calculation of diluted earnings per share, the Company excluded 688,288 anti-dilutive unvested time-based restricted stock awards for the three and nine months ended September 30, 2024, and 1,032,564 anti-dilutive unvested time-based restricted stock awards for the three and nine months ended September 30, 2023, respectively (see Note 10).

The Company also had 1,382,074 and 1,076,160 unvested performance-based restricted stock units as of September 30, 2024 and 2023, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 10). Based on the Company’s third quarter 2024 loss attributable to common stockholders, the Company excluded all 1,382,074 anti-dilutive performance based restricted stock units from its calculation of diluted earnings per share for the three months ended September 30, 2024. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three months ended September 30, 2023 and for both the nine months ended September 30, 2024 and 2023.

Restricted Cash

Restricted cash primarily includes reserves for operating expenses and capital expenditures required by certain of the Company’s management, franchise, and debt agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. In addition, restricted cash as of December 31, 2023 included $0.2 million held in escrow related to certain current and potential employee-related obligations at one of the Company’s former hotels. In the second quarter of 2024, the escrow agreement was terminated and the remaining $0.1 million of restricted cash held in escrow was returned to the Company (see Note 11). As of both September 30, 2024 and December 31, 2023, restricted cash included $0.2 million held as collateral for certain letters of credit (see Note 11).

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

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired during either the three or nine months ended September 30, 2024 and 2023.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no ROU assets were impaired during either the three or nine months ended September 30, 2024 and 2023.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
	(unaudited)
Trade receivables, net (1)	$13,306	$14,431
Contract liabilities (2)	$50,562	$45,432
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in other liabilities on the accompanying consolidated balance sheets.

During the three months ended September 30, 2024 and 2023, the Company recognized approximately $4.6 million and $3.0 million, respectively, in revenue related to its outstanding contract liabilities. During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $38.3 million and $41.9 million, respectively, in revenue related to its outstanding contract liabilities.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) in each income statement line item that contains those expenses. All entities are required to apply the guidance prospectively and may apply it retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03’s additional disclosure requirements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
	(unaudited)
Land	$645,884	$614,112
Buildings and improvements	2,818,307	2,587,278
Furniture, fixtures and equipment	442,872	407,861
Intangible assets	44,063	42,187
Construction in progress	117,513	61,247
Investment in hotel properties, gross	4,068,639	3,712,685
Accumulated depreciation and amortization	(1,218,764)	(1,127,406)
Investment in hotel properties, net	$2,849,875	$2,585,279

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

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2024 and December 31, 2023, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2024 and December 31, 2023, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of September 30, 2024 and December 31, 2023, 51.1% and 51.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2024 (unaudited) and December 31, 2023 were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$817,437	$817,252	$819,050	$805,212

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2024 (unaudited) and December 31, 2023 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2024	2023
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026	$75,000	$(966)	$417
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026	$100,000	(113)	(401)
							$(1,079)	$16
(1)	The fair value of the swap derivative asset was included in prepaid expenses and other assets, net on the accompanying consolidated balance sheet as of December 31, 2023. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the three and nine months ended September 30, 2024 and 2023 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Noncash interest on derivatives, net	$3,326	$(1,469)	$1,095	$(3,348)

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
	(unaudited)
Prepaid expenses	$13,300	$8,123
Inventory	10,474	9,185
Deferred financing costs	2,574	3,627
Property and equipment, net	2,515	3,120
Interest rate derivatives	—	417
Deferred rent on straight-lined third-party tenant leases	437	552
Liquor licenses	930	930
Other	436	429
Total prepaid expenses and other assets, net	$30,666	$26,383

6. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
	September 30, 2024				September 30,	December 31,
	Rate Type		Interest Rate	Maturity Date	2024	2023
					(unaudited)
Mortgage Loans
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	$72,437	$74,050

Unsecured Corporate Credit Facilities
Term Loan 1	Fixed	(1)	5.27%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(2)	6.70%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(3)	6.55%	May 1, 2025	225,000	225,000
Total unsecured corporate credit facilities					$575,000	$575,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					817,437	819,050
Unamortized deferred financing costs					(3,325)	(4,491)
Debt, net of unamortized deferred financing costs					$814,112	$814,559
(1)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 4). The variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The Company did not achieve its 2023 sustainability performance metric as specified in the Second Amended Credit Agreement, resulting in the pricing grid returning to its range of 1.35% to 2.20% in May 2024, an increase of 0.02% from the previous year. The achievement of the sustainability metric and its impact on the pricing grid is evaluated annually. The effective interest rates on the term loan were 5.27% and 5.25% at September 30, 2024 and December 31, 2023, respectively.
(2)	Term Loan 2’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The Company did not achieve its 2023 sustainability performance metric as specified in the Second Amended Credit Agreement, resulting in the pricing grid returning to its range of 1.35% to 2.20% in May 2024, an increase of 0.02% from the previous year. The achievement of the sustainability metric and its impact on the pricing grid is evaluated annually. The effective interest rates on the term loan were 6.70% and 6.77% at September 30, 2024 and December 31, 2023, respectively.
(3)	Term Loan 3’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. The effective interest rates on the term loan were 6.55% and 6.81% at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on debt	$12,395	$12,623	$37,012	$36,299
Noncash interest on derivatives, net	3,326	(1,469)	1,095	(3,348)
Amortization of deferred financing costs	741	740	2,219	1,960
Capitalized interest	(480)	—	(641)	—
Total interest expense	$15,982	$11,894	$39,685	$34,911

7. Other Liabilities

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
	(unaudited)
Advance deposits	$50,562	$45,432
Property, sales and use taxes payable	15,254	6,903
Accrued interest	2,984	6,346
Deferred rent	1,752	2,711
Income taxes payable	—	2,860
Interest rate derivative	1,079	401
Management fees payable	184	1,321
Other	6,517	7,040
Total other liabilities	$78,332	$73,014

8. Leases

As of both September 30, 2024 and December 31, 2023, the Company had operating leases for ground, office, equipment and airspace leases with maturity dates ranging from 2025 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2024	2023
	(unaudited)
Right-of-use assets, net	$9,330	$12,755

Lease obligations	$13,039	$16,735

Weighted average remaining lease term	25 years
Weighted average discount rate	5.4%

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,334	$1,360	$4,024	$4,068
Variable lease cost (1)	2,015	2,481	6,521	6,764
Sublease income (2)	(296)	(296)	(890)	(890)
Total lease cost	$3,053	$3,545	$9,655	$9,942
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

9. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”) to the hotel’s seller as partial payment of the hotel. The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on the

Company’s total investment in the resort. In January 2024, the annual dividend rate increased to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. Beginning with the third quarter of 2024, the annual dividend rate increased to the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of common shares repurchased	2,311,365	1,561,375	2,670,373	3,827,759
Cost, including fees and commissions	$22,672	$14,042	$26,294	$35,523
Number of preferred shares repurchased	—	—	—	—

As of September 30, 2024, $428.5 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

ATM Agreements. In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under the ATM Agreements during either the three or nine months ended September 30, 2024 and 2023, leaving $300.0 million available for sale.

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

As of both September 30, 2024 and 2023, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense, including forfeitures	$2,430	$2,511	$8,381	$8,263

Capitalized compensation cost (1)	$(79)	$117	$155	$352
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity for the nine months ended September 30, 2024:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2024	1,032,266	$11.11
Granted	444,077	$10.66
Vested	(719,924)	$11.25
Forfeited	(68,131)	$10.89
Unvested at September 30, 2024	688,288	$10.70

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity, at target performance, for the nine months ended September 30, 2024:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2024	1,076,160	$10.69
Granted	475,746	$11.50
Vested	(119,732)	$11.21
Forfeited	(50,100)	$11.21
Unvested at September 30, 2024	1,382,074	$10.90

The restricted stock units granted during the first nine months of 2024 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic management fees	$6,022	$6,774	$18,635	$21,101
Incentive management fees	(744)	604	2,603	6,546
Total basic and incentive management fees	$5,278	$7,378	$21,238	$27,647

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchise assessments (1)	$4,411	$4,025	$12,781	$11,842
Franchise royalties	300	253	954	914
Total franchise costs	$4,711	$4,278	$13,735	$12,756
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At September 30, 2024, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at September 30, 2024 totaled $79.3 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii and Washington DC exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of September 30, 2024, our hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
Northern California	3	14%	21%
Southern California	2	22%	22%
Florida	3	17%	13%
Hawaii	1	8%	16%
Washington DC	1	11%	10%

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of a hotel disposed of in a prior year, the Company was required to retain reserves for certain current and potential employee-related obligations (the “potential obligation”). There was $0.2 million included in accounts payable and accrued expenses for the potential obligation on the accompanying consolidated balance sheet as of December 31, 2023. The potential obligation was reassessed at the end of the first and second quarters of 2024, resulting in a total gain on extinguishment of debt of $0.1 million, which was included on the accompanying consolidated statement of operations for the nine months ended September 30, 2024. In the second quarter of 2024, the escrow agreement was terminated and the remaining $0.1 million of restricted cash held in escrow was returned to the Company.

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

At September 30, 2024, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2024. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both September 30, 2024 and December 31, 2023.

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

12. Subsequent Event

On November 7, 2024, the Company entered into a new delayed draw $100.0 million term loan agreement with several financial institutions. The new term loan will bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.20% over the applicable adjusted term SOFR and the Company may elect to swap some or all of the loan balance to fixed rates. The new term loan has an initial term of one year with two six-month extension options at the Company’s election, resulting in an extended maturity of November 7, 2026. The Company expects to fully draw the new term loan in early December and use most of the proceeds to repay the loan secured by the JW Marriott New Orleans, which matures December 11, 2024 and is projected to have a balance of $72.1 million.

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

We own hotels in urban and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2024, we owned 15 hotels (the “15 Hotels”), which average 484 rooms in size. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain on sale of assets, net, which includes the gains we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax benefit (provision), net, which includes federal and state income taxes charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; preferred stock redemption charges; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In an economic downturn or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers due in part to elevated demand for international travel in the post-pandemic-era, and by changes in the value of the U.S. dollar in relation to other currencies which may make international travel more affordable; whereas operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase, and some markets experienced new hotel room openings at or greater than historic levels. In the years since the COVID-19 pandemic, U.S. hotel supply growth has been below historic levels in most markets as the cost of construction and the cost and availability of financing have not been conducive to the development of new hotels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for the three months ended September 30, 2024 and 2023, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2024	2023	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$138,759	$158,467	$(19,708)	(12.4)%
Food and beverage	63,866	64,007	(141)	(0.2)%
Other operating	23,767	25,226	(1,459)	(5.8)%
Total revenues	226,392	247,700	(21,308)	(8.6)%
OPERATING EXPENSES
Hotel operating	144,026	151,538	(7,512)	(5.0)%
Other property-level expenses	26,702	29,020	(2,318)	(8.0)%
Corporate overhead	7,577	7,127	450	6.3%
Depreciation and amortization	31,689	33,188	(1,499)	(4.5)%
Total operating expenses	209,994	220,873	(10,879)	(4.9)%
Interest and other income	2,350	1,218	1,132	92.9%
Interest expense	(15,982)	(11,894)	(4,088)	(34.4)%
Gain on extinguishment of debt	—	9	(9)	(100.0)%
Income before income taxes	2,766	16,160	(13,394)	(82.9)%
Income tax benefit (provision), net	483	(602)	1,085	180.2%
NET INCOME	3,249	15,558	(12,309)	(79.1)%
Preferred stock dividends	(3,931)	(3,226)	(705)	(21.9)%
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(682)	$12,332	$(13,014)	(105.5)%

The following table presents our unaudited operating results for the nine months ended September 30, 2024 and 2023, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2024	2023	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$425,870	$484,304	$(58,434)	(12.1)%
Food and beverage	196,572	213,634	(17,062)	(8.0)%
Other operating	68,597	69,317	(720)	(1.0)%
Total revenues	691,039	767,255	(76,216)	(9.9)%
OPERATING EXPENSES
Hotel operating	424,284	452,614	(28,330)	(6.3)%
Other property-level expenses	82,445	92,654	(10,209)	(11.0)%
Corporate overhead	23,263	23,991	(728)	(3.0)%
Depreciation and amortization	91,841	97,927	(6,086)	(6.2)%
Total operating expenses	621,833	667,186	(45,353)	(6.8)%
Interest and other income	11,306	6,398	4,908	76.7%
Interest expense	(39,685)	(34,911)	(4,774)	(13.7)%
Gain on sale of assets, net	457	—	457	100.0%
Gain on extinguishment of debt	59	9,930	(9,871)	(99.4)%
Income before income taxes	41,343	81,486	(40,143)	(49.3)%
Income tax benefit (provision), net	1,083	(1,763)	2,846	161.4%
NET INCOME	42,426	79,723	(37,297)	(46.8)%
Preferred stock dividends	(11,297)	(10,762)	(535)	(5.0)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,129	$68,961	$(37,832)	(54.9)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Renovations: During the first nine months of 2024, operations at The Confidante Miami Beach and the Renaissance Long Beach (the “Two Renovation Hotels”) were negatively impacted by renovations as they transitioned to Andaz Miami Beach and the Marriott Long Beach Downtown, respectively. Beginning in the fourth quarter of 2023 and continuing into the first quarter of 2024, hotel amenities at The Confidante Miami Beach, including the pool, meeting space, and food and beverage outlets, were closed in phases in preparation for the hotel’s temporary suspension of operations on March 25, 2024 to allow the extensive renovation work to be performed more efficiently. We expect the resort to resume operations as Andaz Miami Beach in February 2025. The Renaissance Long Beach converted to Marriott Long Beach Downtown in March 2024. Renovation work at the hotel continued through the end of the second quarter of 2024, and the hotel began to ramp-up operations in the third quarter of 2024. As a result of these two renovations, our revenues and operating expenses in the third quarter and first nine months of 2024 are not comparable to the same periods in 2023.
●	Hotel Disposition: In October 2023, we sold the Boston Park Plaza. As a result, our revenues, operating expenses, and depreciation expense in the third quarter and first nine months of 2024 are not comparable to the same periods in 2023.
●	Hotel Acquisition: In April 2024, we acquired the Hyatt Regency San Antonio Riverwalk. As a result, our revenues, operating expenses, and depreciation expense in the third quarter and first nine months of 2024 are not comparable to the same periods in 2023.

Room revenue. Room revenue decreased $19.7 million, or 12.4%, in the third quarter of 2024 as compared to the third quarter of 2023 as follows:

●	The sale of the Boston Park Plaza caused room revenue to decrease by $24.0 million.
●	The Two Renovation Hotels caused room revenue to decrease by $3.3 million. Occupancy decreased 2,430 basis points; however, the average daily room rate increased 7.2%, reflecting Marriott Long Beach Downtown’s post- conversion ramp-up in the third quarter of 2024. RevPAR decreased 33.6%.

	Three Months Ended September 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	39.6%	$219.50	$86.92	63.9%	$204.71	$130.81	(2,430)	bps	7.2%	(33.6)%

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase by $6.8 million. Occupancy was 66.2% and the average daily rate was $176.24, resulting in RevPAR of $116.67.
●	Room revenue at the 12 hotels we owned during the entirety of the third quarter and first nine months of both 2024 and 2023, excluding the Two Renovation Hotels (the “Comparable Portfolio”) increased $0.9 million. Occupancy increased 250 basis points and the average daily room rate decreased 2.8%, resulting in a 0.7% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by continued strength in group activity, as well as an acceleration in business travel. These positive impacts were partially reduced by the negative effects of a market-wide moderation in leisure demand in Maui and labor activity at the Hilton San Diego Bayfront, which led to the cancellation of certain group events and overall lower business volume at the hotel.

	Three Months Ended September 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	72.3%	$318.79	$230.49	69.8%	$327.94	$228.90	250	bps	(2.8)%	0.7%

For the nine months ended September 30, 2024, room revenue decreased $58.4 million, or 12.1%, as compared to the nine months ended September 30, 2023 as follows:

●	The sale of the Boston Park Plaza caused room revenue to decrease by $58.7 million.
●	The Two Renovation Hotels caused room revenue to decrease by $20.1 million. Occupancy decreased 3,660 basis points and the average daily room rate decreased 7.6%, resulting in a 55.0% decrease in RevPAR.

	Nine Months Ended September 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	34.8%	$234.41	$81.57	71.4%	$253.66	$181.11	(3,660)	bps	(7.6)%	(55.0)%

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase by $13.3 million. Occupancy was 69.9% and the average daily rate was $186.75, resulting in RevPAR of $130.54.

●	Room revenue at the Comparable Portfolio increased $7.1 million. Occupancy increased 220 basis points and the average daily room rate decreased 1.7%, resulting in a 1.3% increase in RevPAR. The Comparable Portfolio’s room revenue for the first nine months of 2024 was impacted primarily due to the same reasons noted in the discussion above regarding room revenue for the third quarter of 2024.

	Nine Months Ended September 30,
	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	73.7%	$329.22	$242.64	71.5%	$335.02	$239.54	220	bps	(1.7)%	1.3%

Food and beverage revenue. Food and beverage revenue decreased $0.1 million, or 0.2%, in the third quarter of 2024 as compared to the third quarter of 2023, as follows:

●	The sale of the Boston Park Plaza caused food and beverage revenue to decrease by $7.2 million.
●	The Two Renovation Hotels caused food and beverage revenue to decrease by $1.4 million.
●	Food and beverage revenue at the Comparable Portfolio increased $5.2 million due to increases in both banquet and outlet revenues, primarily due to increases in both group and transient occupancy. In addition, food and beverage revenue increased at the Wailea Beach Resort due to the negative impact of the wildfire in the third quarter of 2023, and at The Westin Washington, DC Downtown, which was under renovation in the prior year. These increases in food and beverage revenue were partially offset by decreases in both banquet and outlet revenue at the Hilton San Diego Bayfront due to labor activity at the hotel during the third quarter of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage revenue to increase by $3.2 million.

For the first nine months of 2024, food and beverage revenue decreased $17.1 million, or 8.0%, as compared to the first nine months of 2023, as follows:

●	The sale of the Boston Park Plaza caused food and beverage revenue to decrease by $20.7 million.
●	The Two Renovation Hotels caused food and beverage revenue to decrease by $8.6 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage revenue to increase by $6.5 million.
●	Food and beverage revenue at the Comparable Portfolio increased $5.7 million due to increases in both outlet and banquet revenues. Outlet revenue increased primarily due to increased transient occupancy. In addition, outlet revenue increased at the Wailea Beach Resort due to the negative impact of the wildfire in the third quarter of 2023, and at The Westin Washington, DC Downtown, which was under renovation in the prior year. Banquet revenue increased at the Marriott Boston Long Wharf and the Montage Healdsburg due to strong group performance, and at The Westin Washington, DC Downtown, which was under renovation in the prior year. These increases to food and beverage revenue were partially offset by decreases in both outlet and banquet revenues at the Hilton San Diego Bayfront due to labor activity at the hotel during the third quarter of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel.

Other operating revenue. Other operating revenue decreased $1.5 million, or 5.8%, in the third quarter of 2024 as compared to the third quarter of 2023 as follows:

●	The sale of the Boston Park Plaza caused other operating revenue to decrease by $2.8 million.
●	The Two Renovation Hotels caused other operating revenue to decrease by $0.7 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $1.9 million.
●	Other operating revenue at the Comparable Portfolio increased $0.2 million, primarily due to the increase in occupancy, which resulted in increased revenue from destination and resort fees, retail revenue, and parking revenue. These increases were partially offset by decreased winery revenue, cancellation and attrition fees and marina revenue.

For the first nine months of 2024, other operating revenue decreased $0.7 million, or 1.0%, as compared to the first nine months of 2023 as follows:

●	The sale of the Boston Park Plaza caused other operating revenue to decrease by $6.3 million.
●	The Two Renovation Hotels caused other operating revenue to decrease by $2.9 million.

●	Other operating revenue at the Comparable Portfolio increased $5.4 million, primarily due to the increase in occupancy, which resulted in increased revenue from destination and resort fees, parking fees, and retail revenue. These increases were partially offset as other operating revenue in the first nine months of 2023 included $0.5 million in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption, with no corresponding revenue recognized in the first nine months of 2024. In addition, the Comparable Portfolio’s other operating revenue decreased due to decreases in winery revenue, marina revenue, and internet usage fees.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $3.1 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $7.5 million, or 5.0%, in the third quarter of 2024 as compared to the third quarter of 2023 as follows:

●	The sale of the Boston Park Plaza caused hotel operating expenses to decrease by $17.8 million.
●	The Two Renovation Hotels caused hotel operating expenses to decrease by $3.3 million.
●	Hotel operating expenses at the Comparable Portfolio increased $6.9 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, along with increased property taxes and liability insurance. These increases were partially offset by decreased property insurance due to successful policy renewals in the third quarter of 2024.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $6.7 million.

For the first nine months of 2024, hotel operating expenses decreased $28.3 million, or 6.3%, as compared to the first nine months of 2023 as follows:

●	The sale of the Boston Park Plaza caused hotel operating expenses to decrease by $50.0 million.
●	The Two Renovation Hotels caused hotel operating expenses to decrease by $12.1 million.
●	Hotel operating expenses at the Comparable Portfolio increased $21.8 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, along with increased property and liability insurance and property taxes.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $11.9 million.

Other property-level expenses. Other property-level expenses decreased $2.3 million, or 8.0%, in the third quarter of 2024 as compared to the third quarter of 2023 as follows:

●	The sale of the Boston Park Plaza caused other property-level expenses to decrease by $3.3 million.
●	The Two Renovation Hotels caused other property-level expenses to decrease by $0.6 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $1.3 million.
●	Other property-level expenses at the Comparable Portfolio increased $0.2 million, primarily due to increases in payroll and related expenses, contract and professional fees, and credit card commissions. These increased expenses were partially offset by decreases in management fees and supply expenses.

For the first nine months of 2024, other property-level expenses decreased $10.2 million, or 11.0%, as compared to the first nine months of 2023 as follows:

●	The sale of the Boston Park Plaza caused other property-level expenses to decrease by $8.9 million.
●	The Two Renovation Hotels caused other property-level expenses to decrease by $2.5 million.
●	Other property-level expenses at the Comparable Portfolio decreased $1.3 million, primarily due to a $1.3 million COVID-19 relief grant received in the first quarter of 2024 at the Marriott Boston Long Wharf with no corresponding grant received in the first nine months of 2023. Additional decreases in other property-level expenses at the Comparable Portfolio included management fees and supply expenses. These decreased expenses were partially offset by increased payroll and related expenses, contract and professional fees, and credit card commissions.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $2.5 million.

Corporate overhead expense. Corporate overhead expense increased $0.5 million, or 6.3%, in the third quarter of 2024 as compared to the third quarter of 2023, primarily due to increased due diligence fees, professional fees, and entity-level state franchise and minimum taxes. These increased expenses were partially offset by decreased payroll and related expenses and deferred stock amortization expense.

For the first nine months of 2024, corporate overhead expense decreased $0.7 million, or 3.0%, as compared to the first nine months of 2023, primarily due to decreased entity-level state franchise and minimum taxes, payroll and related expenses, and board of director expenses. These decreased expenses were partially offset by increased professional fees, deferred stock amortization expense, and due diligence expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.5 million, or 4.5%, in the third quarter of 2024 as compared to the third quarter of 2023 as follows:

●	The sale of the Boston Park Plaza resulted in a decrease in depreciation and amortization expense of $4.1 million.
●	Depreciation and amortization expense related to the Comparable Portfolio decreased $0.1 million as reduced expense due to fully depreciated assets was partially offset by increased expense at our newly renovated hotels.
●	The Two Renovation Hotels caused a $0.5 million increase in depreciation and amortization expense.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $2.1 million.

For the first nine months of 2024, depreciation and amortization expense decreased $6.1 million, or 6.2%, as compared to the first nine months of 2023 as follows:

●	The sale of the Boston Park Plaza resulted in a decrease in depreciation and amortization expense of $12.8 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $4.3 million.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $2.0 million due to increased expense at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Two Renovation Hotels caused a $0.5 million increase in depreciation and amortization expense.

Interest and other income. Interest and other income totaled $2.4 million and $1.2 million in the third quarters of 2024 and 2023, respectively, and $11.3 million and $6.4 million in the first nine months of 2024 and 2023, respectively.

During the third quarters of 2024 and 2023, we recognized interest income of $2.3 million and $1.2 million, respectively. Interest income increased in the third quarter of 2024 as compared to the third quarter of 2023 due to increases in our cash balances as well as increased interest rates. In addition, during the third quarter of 2024, we recognized other miscellaneous income of $0.1 million.

During the first nine months of 2024 and 2023, we recognized interest income of $10.9 and $2.7 million, respectively. Interest income increased in the first nine months of 2024 as compared to the first nine months of 2023 due to increases in our cash balances as well as increased interest rates. In addition, during the first nine months of 2024 and 2023, we recognized property insurance recoveries of $0.3 million and $3.7 million related to fire damage at the Hilton San Diego Bayfront and Hurricane Ida-related property damage at the Hilton New Orleans St. Charles, respectively. During the first nine months of 2024, we also recognized other miscellaneous income of $0.1 million.

We expect our interest income will decrease in the fourth quarter of 2024 and into 2025 in accordance with the Federal Reserve Board’s interest rates reductions and our lower cash balances.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on debt	$12,395	$12,623	$37,012	$36,299
Noncash interest on derivatives, net	3,326	(1,469)	1,095	(3,348)
Amortization of deferred financing costs	741	740	2,219	1,960
Capitalized interest	(480)	—	(641)	—
Total interest expense	$15,982	$11,894	$39,685	$34,911

Interest expense increased $4.1 million, or 34.4%, and $4.8 million, or 13.7%, in the third quarter and first nine months of 2024, respectively, as compared to the same periods in 2023.

The increase in interest expense during the third quarter of 2024 was primarily due to a $4.8 million noncash change in the fair market value of our derivatives. This increase to expense was partially offset by $0.5 million in capitalized interest and a $0.2 million decrease in interest expense on our debt. During the third quarter of 2024, we capitalized $0.5 million of interest expense related to the extensive renovation work at The Confidante Miami Beach as it transitions to Andaz Miami Beach. Interest expense on our debt decreased $0.2 million primarily due to decreased interest on our variable rate debt.

The increase in interest expense during the first nine months of 2024 was primarily due to a $4.4 million noncash change in the fair market value of our derivatives. In addition, interest expense on our debt increased $0.7 million primarily due to increased interest on our variable rate debt and our draw of the $225.0 million available under our third term loan in May 2023, which was partially offset due to our repayment of the $220.0 million loan secured by the Hilton San Diego Bayfront in May 2023. The amortization of deferred financing costs caused interest expense to increase $0.3 million in the first nine months of 2024 as compared to the same period in 2023 due to costs incurred on our third term loan. These increases were partially offset by $0.6 million of interest capitalized related to the extensive renovation work at The Confidante Miami Beach as it transitions to Andaz Miami Beach.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.7% and 5.8% at September 30, 2024 and 2023, respectively. Approximately 51.1% and 51.2% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at September 30, 2024 and 2023, respectively.

Gain on sale of assets, net. Gain on sale of assets, net totaled zero and $0.5 million for the third quarter and first nine months of 2024, respectively, and zero for both the third quarter and first nine months of 2023. In the first quarter of 2024, we recognized an additional $0.5 million net gain related to a contingency resolution at a hotel sold in a prior year.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled zero and a nominal amount for the third quarters of 2024 and 2023, respectively. In the third quarter of 2023, we recorded a nominal gain associated with reassessments of the remaining potential employee-related obligations held in escrow associated with our assignment of a hotel to the hotel’s mortgage holder in 2020.

For the first nine months of 2024 and 2023, gain on extinguishment of debt totaled $0.1 million and $9.9 million, respectively, both of which were related to the remaining potential employee-related obligations noted above in the discussion regarding the third quarter of 2023. During the first nine months of 2024, we recognized $21,000 due to reassessments of the remaining potential employee-related obligations held in escrow, and $38,000 due to the release of the remaining potential employee-related obligations in conjunction with the termination of the escrow agreement during the second quarter of 2024. During the first nine months of 2023 we recognized a gain of $9.9 million, comprised of $9.8 million from the relief of the majority of the potential employee-related obligations, with the funds released to us from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations held in escrow.

Income tax benefit (provision), net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In the third quarter and first nine months of 2024, we recognized net current income tax benefits of $0.5 million and $1.1 million, respectively, resulting from current state and federal income tax expenses, net of any refunds.

In the third quarter and first nine months of 2023, we recognized current income tax provisions of $0.6 million and $1.8 million, respectively, resulting from current state and federal income tax expenses.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series G preferred stock	$745	$40	$1,739	$1,204
Series H preferred stock	1,761	1,761	5,283	5,283
Series I preferred stock	1,425	1,425	4,275	4,275
Total preferred stock dividends	$3,931	$3,226	$11,297	$10,762

The Series G preferred stock initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. In the first and third quarters of 2024, the annual dividend rate increased to the greater of 3.0% and 4.5%, respectively, or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort.

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,249	$15,558	$42,426	$79,723
Depreciation and amortization	31,689	33,188	91,841	97,927
Interest expense	15,982	11,894	39,685	34,911
Income tax (benefit) provision, net	(483)	602	(1,083)	1,763
Gain on sale of assets, net	—	—	(457)	—
EBITDAre	50,437	61,242	172,412	214,324

Amortization of deferred stock compensation	2,430	2,511	8,381	8,263
Amortization of right-of-use assets and obligations	(153)	(13)	(271)	(82)
Amortization of contract intangibles, net	—	(19)	—	(55)
Gain on extinguishment of debt	—	(9)	(59)	(9,930)
Gain on insurance recoveries	—	—	(314)	(3,722)
Pre-opening costs	853	—	1,452	—
Adjustments to EBITDAre, net	3,130	2,470	9,189	(5,526)
Adjusted EBITDAre	$53,567	$63,712	$181,601	$208,798

Adjusted EBITDAre decreased $10.1 million, or 15.9%, in the third quarter of 2024 as compared to the third quarter of 2023, and $27.2 million, or 13.0%, in the first nine months of 2024 as compared to the first nine months of 2023 primarily due to the following:

●	The Boston Park Plaza recorded Adjusted EBITDAre of $12.9 million and $26.6 million in the third quarter and first nine months of 2023, respectively.
●	Adjusted EBITDAre at the Two Renovation Hotels decreased $0.7 million, or 74.5%, and $15.6 million, or 119.2%, in the third quarter and first nine months of 2024, respectively, as compared to the same periods in 2023.
●	Adjusted EBITDAre at the Comparable Portfolio decreased $0.8 million, or 1.6%, and $4.0 million, or 2.2%, in the third quarter and first nine months of 2024, respectively, as compared to the same periods in 2023 primarily due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the third quarter and first nine months of 2024.
●	The Hyatt Regency San Antonio Riverwalk recorded Adjusted EBITDAre of $4.0 million and $8.6 million in the third quarter and first nine months of 2024, respectively.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,249	$15,558	$42,426	$79,723
Preferred stock dividends	(3,931)	(3,226)	(11,297)	(10,762)
Real estate depreciation and amortization	31,320	33,025	90,846	97,456
Gain on sale of assets, net	—	—	(457)	—
FFO attributable to common stockholders	30,638	45,357	121,518	166,417

Amortization of deferred stock compensation	2,430	2,511	8,381	8,263
Real estate amortization of right-of-use assets and obligations	(129)	(124)	(381)	(371)
Amortization of contract intangibles, net	315	84	833	252
Noncash interest on derivatives, net	3,326	(1,469)	1,095	(3,348)
Gain on extinguishment of debt	—	(9)	(59)	(9,930)
Gain on insurance recoveries	—	—	(314)	(3,722)
Pre-opening costs	853	—	1,452	—
Prior year income tax benefit, net	(582)	—	(1,530)	—
Adjustments to FFO attributable to common stockholders, net	6,213	993	9,477	(8,856)
Adjusted FFO attributable to common stockholders	$36,851	$46,350	$130,995	$157,561

Adjusted FFO attributable to common stockholders decreased $9.5 million, or 20.5%, and $26.6 million, or 16.9%, in the third quarter and first nine months of 2024, respectively, as compared to the same periods in 2023 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our term loan, property insurance, and a hotel disposition deposit. Our primary uses of cash were for capital expenditures for hotels and other assets, an acquisition of a hotel, operating expenses, repurchases of our common stock, repayments of notes payable and dividends and distributions on our preferred and common stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $139.9 million in the first nine months of 2024 as compared to $168.7 million in the first nine months of 2023. The net decrease in cash provided by operating activities during the first nine months of 2024 as compared to the same period in 2023 was primarily due to decreases in operating cash at the Two Renovation Hotels, as well as decreases caused by our sale of the Boston Park Plaza and higher interest payments on our variable rate debt, partially offset by the acquisition of the Hyatt Regency San Antonio Riverwalk as well as additional operating cash provided by the increase in travel demand benefiting our hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first nine months of 2024 as compared to the first nine months of 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Acquisition of hotel property	$(229,330)	$—
Disposition deposit	—	10,000
Proceeds from property insurance	314	3,722
Renovations and additions to hotel properties and other assets	(110,241)	(73,944)
Net cash used in investing activities	$(339,257)	$(60,222)

During the first nine months of 2024, we paid $229.3 million to acquire the Hyatt Regency San Antonio Riverwalk, including closing costs and prorations and we invested $110.2 million for renovations and additions to our portfolio and other assets. These cash outflows were slightly offset by $0.3 million in property insurance proceeds received related to fire damage at the Hilton San Diego Bayfront.

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

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable and our credit facility, and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2024 as compared to the first nine months of 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Acquisition of noncontrolling interest, including transaction costs	$—	$(299)
Payment of common stock offering costs	—	(428)
Repurchases of outstanding common stock	(26,294)	(35,523)
Repurchases of common stock for employee tax obligations	(4,160)	(3,348)
Proceeds from note payable	—	225,000
Payments on notes payable	(1,613)	(221,554)
Payments of deferred financing costs	—	(2,332)
Dividends and distributions paid	(69,697)	(42,246)
Net cash used in financing activities	$(101,764)	$(80,730)

During the first nine months of 2024, we paid $26.3 million to repurchase 2,670,373 shares of our outstanding common stock, $4.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $1.6 million in scheduled principal payments on our loan secured by the JW Marriott New Orleans and $69.7 million in dividends and distributions to our preferred and common stockholders.

During the first nine months of 2023, we paid an additional $0.3 million to true-up the total acquisition cost of the outside 25.0% equity interest in the entity that owns the Hilton San Diego Bayfront and $0.4 million in common stock offering costs related to our shelf registration statement. In addition, we paid $35.5 million to repurchase 3,827,759 shares of our outstanding common stock, $3.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $42.2 million in dividends and distributions to our preferred and common stockholders. We also entered into a term loan agreement, receiving $225.0 million in proceeds and paying $2.3 million in related deferred financing costs. We utilized the proceeds received from the term loan to repay the $220.0 million loan secured by the Hilton San Diego Bayfront. We also paid $1.6 million in scheduled principal payments on our loan secured by the JW Marriott New Orleans.

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

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, repurchases of our common stock, distributions on our common stock, dividends on our preferred stock and acquisitions of hotels or interests in hotels. In October 2024, we paid $0.2 million to repurchase 18,209 shares of our outstanding common stock, leaving $428.3 million available for repurchase under our stock repurchase program.

While both inflation and interest rates began to decrease in the third quarter of 2024, the recent increases in inflation and interest rates have had a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. The ability of our hotel operators to adjust rates has mitigated the impact of increased operating costs on our financial position and results of operations. However, the increases in interest rates negatively affected our variable rate debt, resulting in increased interest payments during the first nine months of 2024.

Cash Balance. As of September 30, 2024, our unrestricted cash balance was $115.5 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of September 30, 2024, we had $817.4 million of debt, $192.6 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

As of September 30, 2024, 51.1% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including the loan secured by the JW Marriott New Orleans, unsecured corporate-level Term Loan 1 and two unsecured corporate-level senior notes.

The Company’s floating rate debt as of September 30, 2024 included the $175.0 million unsecured corporate-level Term Loan 2 and the $225.0 million unsecured corporate-level Term Loan 3.

On November 7, 2024, the Company entered into a new delayed draw $100.0 million term loan agreement with several financial institutions. The new term loan will bear interest pursuant to a leverage-based pricing grid ranging from 1.35% to 2.20% over the applicable adjusted term SOFR and we may elect to swap some or all of the loan balance to fixed rates. The new term loan has an initial term of one year with two six-month extension options at the Company’s election, resulting in an extended maturity of November 7, 2026. The Company expects to fully draw the new term loan in early December and use most of the proceeds received to repay the loan secured by the JW Marriott New Orleans, which matures December 11, 2024 and is projected to have a balance of $72.1 million.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain provisions under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facility as of September 30, 2024. Should we obtain secured financing on any of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced. Following the repayment of the loan secured by the JW Marriott New Orleans in December 2024, all of our hotels will be unencumbered and held by subsidiaries whose interests are pledged to our credit facility.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2024 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$817,437	$72,437	$465,000	$280,000	$—
Interest obligations on notes payable (1) (2)	118,560	44,365	66,927	7,268	—
Operating lease obligations, including imputed interest (3)	11,687	5,881	3,057	1,765	984
Construction commitments	79,339	79,339	—	—	—
Total	$1,027,023	$202,022	$534,984	$289,033	$984
(1)	Notes payable and interest obligations on notes payable include the $225.0 million unsecured Term Loan 3 assuming the Company has exercised its one-time option to extend the maturity of the loan from May 1, 2025 to May 1, 2026 upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at September 30, 2024, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $110.2 million and $73.9 million in our portfolio and other assets during the first nine months of 2024 and 2023, respectively. As of September 30, 2024, we have contractual construction commitments totaling $79.3 million for ongoing renovations. During the remainder of 2024, we will continue to incur significant capital expenditures as we complete the substantial renovation and rebranding of The Confidante Miami Beach to Andaz Miami Beach. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and our hotel subject to a first mortgage lien, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 2.0% and 5.5% of the respective hotel’s applicable annual revenue. As of September 30, 2024, our balance sheet includes restricted cash of $76.4 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain loan and management agreements, reserve funds are to be held by the lender or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

As of September 30, 2024, 51.1% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.0 million based on the debt balances and variable rates at September 30, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.
(b)None.
(c)	In February 2023, our board of directors reauthorized the Company’s existing stock repurchase program and restored the $500.0 million amount of aggregate common and preferred stock allowed to be repurchased under the program. The stock repurchase program has no stated expiration date. During the three months ended September 30, 2024, the Company repurchased 2,311,365 shares of its common stock for a total purchase price of $22.7 million, including fees and commissions, leaving $428.5 million remaining under the stock repurchase program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

In September 2024, the Company withheld 91,439 shares of its restricted stock at an average market value of $10.31 per share and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2024 - July 31, 2024	—		—	$451,078,555
August 1, 2024 - August 31, 2024	1,694,337	$9.75	1,694,337	$434,559,637
September 1, 2024 - September 30, 2024	708,467	$9.95	617,028	$428,452,987
Total	2,402,804	$9.81	2,311,365	$428,452,987

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 12, 2024	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)