Form 10-K
period 2024-12-31
Sunstone Hotel Investors, Inc.
filed 2025-02-21
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2024 as reported on the New York Stock Exchange was approximately $2.1 billion.

The number of shares of the registrant’s common stock outstanding as of February 7, 2025 was 201,019,097.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2024

PART I

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2024, we owned 15 hotels, comprised of 7,253 rooms, located in 7 states and in Washington, DC. Our portfolio consists of upper upscale and luxury hotels located in major convention, resort destination, and urban markets. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

We own hotels in major convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. Our mission is to be the premier stewards of capital in the lodging industry, providing superior returns to our stockholders by investing in hotels where we can add value through capital investment, hotel repositioning, and asset management. In addition, we seek to capitalize on our portfolio’s embedded value and balance sheet strength to actively recycle past investments into new growth and value creation opportunities in order to deliver strong stockholder returns and superior per share net asset value growth.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2024, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of six of our hotels; Hyatt Hotels Corporation (“Hyatt”), manager of three of our hotels; and Four Seasons Hotels Limited (“Four Seasons”), Hilton Worldwide Holdings Inc. (“Hilton”), Interstate Hotels & Resorts, Inc. (“IHR”) (an affiliate of Aimbridge Hospitality), Montage North America, LLC (“Montage”), Sage Hospitality Group (“Sage”) and Singh Hospitality, LLC (“Singh”) (aka EOS Hospitality), each a manager of one of the Company’s hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

●	High Quality Portfolio of Well-Located Hotels and Resorts. We believe that we will create lasting stockholder value through the active ownership of high quality real estate with a balance of convention, resort, and urban assets. Our hotels and resorts are located in highly desirable markets and possess unique attributes that are difficult to replicate. We believe that through active asset managed and focused capital investment we are able to enhance the value of our real estate, allowing us to recycle our investments into new growth opportunities.

●	Significant Liquidity Position. As of December 31, 2024, we had total cash of $180.3 million, including $73.1 million of restricted cash, and access to our undrawn $500.0 million credit facility. We believe our current liquidity will enable us to fund our day-to-day business needs without needing to raise additional capital through equity or debt issuances.

●	Flexible Capital Structure. We believe our capital structure provides us with financial flexibility to execute our strategy. We maintain a manageable debt maturity profile and seek to employ a mix of fixed and variable rate debt to achieve a competitive blended cost of financing, and we utilize interest rate derivatives to help manage interest rate risk. Based on the variable rates at December 31, 2024 and including the effect of our interest rate swap derivatives, the weighted average interest rate on our total debt was 5.6%. As of December 31, 2024, we also have an undrawn $500.0 million credit facility. In addition to debt, we also selectively utilize preferred equity to finance our operations, which provides additional flexibility in our capital structure. For more information on our capital structure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Appropriate Leverage. We maintain an appropriately levered balance sheet which provides for significant capital allocation flexibility. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants. Our appropriate use of leverage in our capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession or global pandemics, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations. Our asset management team works with our third-party managers to drive property-level innovation and benchmark best practices. We work with our operators to develop hotel-level business plans, which include positioning and capital investment plans. We believe that a proactive asset management program can help grow the revenues of our hotel portfolio and maximize operational and environmental efficiency by leveraging best practices and innovations across our hotels, and by initiating well-timed and focused capital improvements to enhance the value of our hotels.

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

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing capital for growth.

Legal. Our legal team is responsible for overseeing and supporting all Company-wide legal matters, including all legal matters related to corporate oversight and governance, investment, asset management, design and construction, finance initiatives and litigation. We believe active and direct oversight of legal matters allows the Company the flexibility to pursue opportunities while minimizing legal exposure and protecting corporate assets.

Business Strategy

As demand for lodging generally fluctuates with the overall economy, we seek to own well-located hotel and resort real estate that will maintain a high appeal with lodging travelers over long periods of time and will generate superior economic earnings materially in excess of recurring capital requirements. We employ an active approach to hotel investment that maximizes our ability to create value during our period of ownership and opportunistically dispose of the hotel to harvest gains, realize that value, and then seek to redeploy the proceeds into new growth opportunities. Our goal is to maintain appropriate leverage and financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

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

Seasonality and Volatility

As is typical of the lodging industry, we experience seasonality in our business. Demand at certain of our hotels is affected by seasonal business patterns that can cause quarterly fluctuations in our revenues. Revenue distribution in the first, second, third, and fourth quarters of 2024 at the same 12 hotels we owned in both 2024 and 2023 (the “Comparable Portfolio”), excluding The Confidante Miami Beach and Renaissance Long Beach due to their significant renovations as they transitioned to Andaz Miami Beach and Marriott Long Beach Downtown, was 24.9%, 27.5%, 24.7%, and 22.9%, respectively. The Comparable Portfolio’s revenue distribution in the first, second, third, and fourth quarters of 2023 was 24.5%, 27.3%, 24.3%, and 23.9%, respectively.

Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related pandemic that impacts travel or the ability to travel, weather patterns, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options and unexpected changes in business, commercial travel, leisure travel, and tourism.

Management Agreements

All of our hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. Descriptions of our third-party management agreements are included in Item 1. Business in our 2023, 2022, and 2021 Annual Reports on Form 10-K. We entered into one new third-party management agreement during 2024, the general terms of which are as follows:

Hyatt Regency San Antonio Riverwalk. In conjunction with our acquisition of the Hyatt Regency San Antonio Riverwalk in April 2024, we entered into a management agreement with Hyatt. The agreement expires in December 2074, including two renewal terms of ten years each unless Hyatt elects not to extend the management agreement or if certain events occur, including the failure of Hyatt to achieve certain performance thresholds or an event of default occurs under the terms of the management agreement. The agreement requires us to pay an initial base management fee of 2.0% of hotel revenues during our first year of operation and 3.0% of hotel revenues thereafter. In addition, the agreement provides Hyatt the opportunity to earn an incentive fee if adjusted profit exceeds certain thresholds.

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

Franchise Agreements

As of December 31, 2024, two of our hotels were operated subject to franchise agreements, The Bidwell Marriott Portland and the Hilton New Orleans St. Charles. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In May 2024, we entered into a one-year extension agreement with Marriott to extend the franchise agreement for The Bidwell Marriott Portland until October 2025. The franchise agreement for the Hilton New Orleans St. Charles expires in May 2028.

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

Ground, Office, and Airspace Lease Agreements

At December 31, 2024, the Hilton San Diego Bayfront was subject to a ground lease with an unaffiliated party, and the JW Marriott New Orleans was subject to an airspace lease that applies only to certain balcony space that is not integral to the hotel’s operations. In addition, as of December 31, 2024, we were obligated under an office lease with an unaffiliated party for our former corporate headquarters in Irvine, California, which we sublease to an unaffiliated party. As of December 31, 2024, the remaining terms of these ground, office, and airspace leases range from approximately 4 to 47 years. The leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance, and utilities associated with the leased property.

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

Human Capital Resources

As of February 21, 2025, we had 36 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Our employees are vital to the success of our Company. We place a very high emphasis on maintaining positive relations with all of our employees and strive to create an inspiring and inclusive work environment where our employees feel motivated and empowered to produce exceptional results for the Company. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining and incentivizing our employees. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure, including:

●	Subsidized medical, dental and vision insurance;
●	Life and disability insurance;
●	Stock grant program;
●	401(k) savings and retirement plan with Company contribution for all eligible employees;
●	Hybrid work schedule;
●	Pet insurance;
●	Gym membership; and
●	Discount on hotel rooms.

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against those in both our industry and in similar disciplines.

We are committed to maintaining a workplace culture that treats all employees fairly and with respect, promotes engagement and provides equal opportunities for advancement based on merit. As of December 31, 2024, females constituted approximately 50% of our workforce, and ethnic, racial minorities, and other underrepresented communities constituted approximately 39% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to ensure we have an engaged and well-rounded employee base across all roles and functions.

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

Corporate Responsibility

We are committed to ensuring that our Corporate Responsibility program and initiatives, including the three core pillars of environmental sustainability, social responsibility, and corporate governance (“ESG”), are integrated into our operating and investment strategies. We continuously seek opportunities to invest in initiatives intended to reduce energy, water and waste impacts; enhance the overall environment and health, safety and well-being of guests, hotel associates and our corporate employees; promote engagement and belonging; and improve the local communities in which we conduct business or own hotels. We take a comprehensive approach to our business and balance the best interests of all stakeholders, including the environment, our employees, our capital providers, the hotel associates and the communities in which we own hotels. As our board of directors recognizes the importance of an effective corporate responsibility strategy on our operations and returns, the board of directors has assigned the board’s Nominating and Corporate Governance Committee with overseeing the strategy, policies and implementation of our Corporate Responsibility program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels. While we are not involved in the operation of our properties, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, solar power installations, variable frequency drives, and building system upgrades. Additionally, on an annual basis, we publish a Corporate Responsibility Report on our website, which includes disclosures on our environmental and social performance and information related to our carbon footprint and the emissions at our hotels. Our Corporate Responsibility Report also includes our energy, carbon, and water performance and our new 2035 environmental sustainability targets. The Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board for the Real Estate Sector, the Task-Force for Climate-Related Financial Disclosures (“TCFD”) and the Global Reporting Initiative Index.

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

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at February 21, 2025. All officers serve at the discretion of the board of directors subject to the terms of their respective employment agreements with the Company.

Name	Age	Position
Bryan A. Giglia	48	Chief Executive Officer and Director
Robert C. Springer	47	President and Chief Investment Officer
Aaron R. Reyes	46	Executive Vice President and Chief Financial Officer
David M. Klein	56	Executive Vice President and General Counsel

The following is additional information with respect to the above-named officers.

Bryan A. Giglia is our Chief Executive Officer and a member of our board of directors. Mr. Giglia joined the Company in March 2004, and between 2004 and 2013, served in numerous financial roles, including Senior Vice President Corporate Finance, where he oversaw capital market transactions, corporate financial planning and analysis, and investor relations. In February 2013, Mr. Giglia was appointed Senior Vice President and Chief Financial Officer, and in February 2016 he was appointed Executive Vice President and Chief Financial Officer, a position he held until March 2022 when he was appointed Chief Executive Officer. Prior to joining Sunstone, Mr. Giglia served in a variety of accounting positions for Hilton Hotels Corporation. Mr. Giglia attended the Marshall School of Business at the University of Southern California, where he earned an M.B.A. degree. Mr. Giglia earned his B.S. degree in Business Administration from the University of Arizona.

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

David M. Klein is our Executive Vice President and General Counsel. Mr. Klein joined the Company in July 2016 as Senior Vice President and General Counsel, a position he held until February 2019 when he was appointed Executive Vice President and General Counsel. Prior to joining Sunstone, Mr. Klein was a Partner in the Hospitality & Leisure group of Dentons, LLP, one of the world’s largest law firms, where his practice focused solely on the hospitality and leisure industry. Prior to joining Dentons, Mr. Klein held the position of co-founding Principal, Chief Administrative Officer and General Counsel of NYLO Hotels and Advaya Hospitality. At NYLO, Mr. Klein spearheaded the company’s joint venture capitalization with Lehman Brothers, as well as multiple debt facilities for all company-owned hotel properties. He also led the structuring of the joint venture capitalization of Advaya with Auromatrix, a large private Indian conglomerate based in Chennai, India. Additionally, he oversaw all corporate and legal matters related to both companies’ ongoing franchise, management, development, financing and corporate affairs. Prior to his roles with NYLO and Advaya, Mr. Klein was a partner in the Hospitality & Leisure group of Squire Sanders (Squire Patton Boggs). Mr. Klein received his J.D. degree from the Sandra Day O’Connor College of Law at Arizona State University and his B.A. degree from the University of California, Los Angeles.

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

Risks Related to Our Business and Industry:

●	we own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, pandemics, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and other similar technologies could lessen the need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems;
●	delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;

●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;
●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;
●	because we are a REIT, we depend on third parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Marriott, Hyatt, Hilton, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	corporate responsibility, specifically related to ESG factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or otherwise comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect; and
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud.

Risks Related to Our Debt and Financing:

●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, restrictions, requirements and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	certain of our unsecured term loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all; and
●	our organizational documents contain no limitations on the amount of debt we can incur so we may become too highly leveraged.

Risks Related to Our Status as a REIT:

●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property;
●	dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	the TRS Lessee is subject to special rules that may result in increased taxes;
●	because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us;
●	we may be required to pay a penalty tax upon the sale of a hotel;
●	we may be subject to corporate income tax on certain built-in gains;
●	a transaction intended to qualify as a Section 1031 Exchange may later be determined to be taxable; and
●	legislative or other actions affecting REITs could have a negative effect on us.

Risks Related to Our Common Stock and Corporate Structure:

●	the market price of our equity securities may vary substantially;
●	any future distributions to our common stockholders may vary, and distributions on our common stock may be made in the form of cash, stock or a combination of both; however, the IRS may disallow our use of stock dividends;
●	shares of our common stock that are or become available for sale could affect the stock price;
●	our earnings and cash distributions may affect the market price of our common stock;
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves;
●	provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of the Company and may serve to limit our stock price; and
●	our board of directors may change our significant corporate policies without the consent of our stockholders.

The following includes a more detailed discussion of our material risk factors:

Risks Related to Our Business and Industry

We own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive.

The lodging industry is highly competitive. Our hotels compete with other hotels and alternative lodging options such as timeshares, vacation rentals or sharing services such as Airbnb based on location, price, physical attributes, service levels, brand affiliation and reputation, among many other factors. New hotels may be constructed, creating additional competition, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors may have hotels that are better located, have a stronger reputation, or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and revenue at our hotels, which would harm our operations and limit or slow our future growth. In addition, in periods of low demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels when compared to other classes of hotels.

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

We believe that both new hotel construction and new hotel openings were delayed or even cancelled over the past several years due to the negative effects of the COVID-19 pandemic on the economy and the lodging industry. In addition, we believe construction supply constraints, the cost and availability of financing, and inflationary pressures on the cost of building materials will continue to discourage new hotel supply in many markets although some markets will experience new hotel openings at or greater than historical levels. We are unable to predict certain market changes including changes in the supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Events beyond our control, including economic slowdowns or recessions, pandemics, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by pandemics, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers, and these groups may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers and by changes in the value of the U.S. dollar in relation to other currencies, which may make international travel more affordable; whereas operating results at our hotels in gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

Natural disasters, civil unrest and terrorism may also negatively impact our operations. We own hotels located in wildfire-prone or seismically active areas of California and hotels located in areas that have an increased potential to experience hurricanes. In addition, we own hotels that are located in concentrated business sectors in major cities that may be subject to higher-than-normal risk of terrorist attacks. We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels.

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

Before moderating in 2023 and 2024, inflation in the United States, Europe and other geographies rose in 2022 to levels not experienced in recent decades. Future increases in inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities, and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than our revenue.

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

We and our third-party managers and franchisors rely on information technology networks and systems, including the internet, to access, process, transmit and store electronic customer and financial information. The systems operated by our third-party managers and franchisors require the collection and retention of large volumes of our hotel guests’ personally identifiable information, including credit card numbers. Our third-party managers and franchisors may store and process such proprietary and customer information on systems located at our hotels and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. In addition to the systems operated by our third-party managers and franchisors, we have our own technologies and systems to support our corporate business.

Certain of our third-party managers and their service providers have been subject to, and previously publicly released statements disclosing, cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems and other sensitive databases, some of which have or may have impacted our hotels and guests who have used our hotels’ services or amenities. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. Our information network and systems and the information networks and systems used by our third-party managers and franchisors can be vulnerable to threats such as: system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks; cyber-terrorism; viruses, worms, ransomware or other malicious software programs; social engineering; and employee error, negligence or fraud. Any compromise of the function, security and availability of our network and systems or the networks and systems of our third-party managers and franchisors could result in disruptions to operations, misappropriated or compromised confidential hotel or hotel guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations, damage to our reputation or the reputations of our third-party managers and franchisors, increased costs and lower margins. The costs for us to eliminate or alleviate cyber or other security problems could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any of these events could adversely affect our financial results, common stock price and reputation, lead to unauthorized disclosure of confidential information, result in delayed or misstated financial reports, monetary losses or regulatory penalties and subject us to potential litigation and liability.

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

Although we have taken steps to protect the security of our information systems and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies, or interruptions in system services, or that system security will not be compromised through physical or electronic breaches, spoofed emails, phishing attacks, computer viruses, cyber extortionists or attacks by hackers. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats. We and our third-party managers and operators may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using techniques and tools (including artificial intelligence and machine learning) designed to avoid detection, circumvent security controls, and remove or obfuscate forensic evidence. Further, any adoption of artificial intelligence by us or by third parties may pose new security challenges.

Our third-party managers and franchisors carry cyber insurance policies to protect and offset a portion of the potential costs that may be incurred from a security breach. Additionally, we have a cyber insurance policy to cover breaches of our corporate infrastructure and systems and to provide supplemental coverage above that carried by our third-party managers and franchisors. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Our policy is subject to limits and sub-limits for certain types of claims, and we do not expect that this policy will cover all of the losses that we could experience from these exposures. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country.

As of December 31, 2024, most of our hotels were geographically concentrated in California, Florida, Hawaii, and Washington DC as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms	Consolidated Revenue
Northern California	3	14%	21%
Southern California	2	22%	22%
Florida	3	17%	13%
Hawaii	1	8%	15%
Washington DC	1	11%	10%

The concentration of our hotels in California, Florida, Hawaii, and Washington DC exposes our business to economic conditions, competition, new hotel supply, and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial industries, and governmental agencies. It is also possible that because of our California, Florida, Hawaii, and Washington DC concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

We face possible risks associated with the physical and transitional effects of climate change.

We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, tornados, extreme temperatures, droughts and wildfires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our coastal markets could experience increases in storm intensity and rising sea-levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels, increase the frequency or duration of power outages, or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost or limiting the availability of property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend financial resources as we seek to mitigate, repair and protect our hotels against such risks.

We are subject to the climate change risks associated with the transitional effects to a low carbon scenario, which can include increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for environmental and social disclosures, increased cost of goods and raw materials and increased costs to manage the shift in consumer preferences. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental laws and regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or increased operating costs. Climate change may also affect our business by shifting consumer preferences to sustainable travel or by changing the relative attractiveness of certain travel locations, and as a result, some of our hotels may be more or less in demand in the future. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

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

We own hotels in states that have historically experienced a greater risk of certain catastrophic acts of nature, including wildfires, earthquakes, mudslides, strong winds, tropical storms, and hurricanes, than other states. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel. Acts of nature that do not result in physical loss at our hotels could diminish the desirability of our hotel’s location, resulting in less demand by travelers.

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

The COVID-19 pandemic caused a significant decrease in business-related travel as companies increasingly utilized virtual meetings in response to travel restrictions and to protect the health and safety of their employees. While business transient demand has improved, it remains below pre-pandemic levels at some of our hotels. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in a sustained reduction in business travel. To the extent that such technologies, or new technologies, play an increased role in business interactions and the need for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings, and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings, or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management and franchise agreements, from time to time we need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2024 and 2023, we invested $157.4 million and $110.1 million into our hotels, respectively, which included substantial renovations and conversions of the Renaissance Long Beach and Renaissance Washington DC to Marriott Long Beach Downtown and The Westin Washington, DC Downtown, respectively, and a soft goods renovation at Wailea Beach Resort. In addition, in 2023, we began a substantial renovation of The Confidante Miami Beach in preparation of its conversion to Andaz Miami Beach. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially if the maintenance or improvements are not completed on schedule or if the improvements result in significant disruption at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

●	construction cost overruns and delays, including commodity cost increases resulting from inflation or the implementation of tariffs, and delays due to supply chain disruptions;
●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;
●	uncertainties as to market demand or a loss of market demand after capital improvements have begun;
●	disruption in service and room availability causing reduced demand, occupancy and rates;
●	possible environmental problems; and
●	disputes with managers or franchisors regarding our compliance with the requirements under the relevant management, operating lease or franchise agreement.

Delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the acquisition, renovation and repositioning of hotel properties could adversely affect investor returns. Our ability to purchase assets and complete renovation and repositioning projects will depend, in part, on the amount of our available cash. Renovation or repositioning projects may take longer, cost more than initially expected, and negatively impact the amount of operating cash distributions we receive from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

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

We have historically used capital obtained from debt and equity markets to acquire, renovate and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock) and more restrictive lending standards, our business could be adversely affected. In particular, increases in interest rates could make it more difficult or expensive for us to obtain debt or equity capital. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

We may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Accordingly, we may not be in a position in the future to exercise sole decision-making authority regarding another property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future.

Our recently sold or acquired hotels, as well as hotels we may sell or acquire in the future, may be subject to unknown or contingent liabilities for which we may be liable to the buyers or for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under our transaction agreements related to the sale or purchase of a hotel may survive for a defined period of time after the completion of the transaction. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, we may be obligated to reimburse buyers for their losses or be unable to recover losses due to breaches by sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could adversely affect our operating results and cash flows.

We may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions. We may also seek to acquire companies that own hotels. Multiple hotel and company acquisitions are generally more complex than single hotel acquisitions and, as a result, the risk that the transaction may not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a portfolio, even though one or more of the hotels in the portfolio do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria but may not be able to do so on acceptable terms, or if successful, the sales may be recharacterized by the IRS as dealer sales and subject to a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or if we sell them at a loss. Also, a portfolio of hotels may be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources, and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

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

Because commercial real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotels in response to changing economic, financial, and investment conditions is limited. The real estate market, including the market for our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We may not be able to sell any of our hotels on favorable terms. If we elect to sell a hotel, it may take a long time to find a willing purchaser and to close the sale of a hotel. Should we sell a hotel during the term of its management agreement, we may have to pay termination fees to the applicable management company, which payment could be substantial.

In addition, hotels may not be readily converted to alternative uses if they were to become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures and may give rise to substantial payments to our franchisors, management companies and other parties.

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

Our rights to use the underlying land at the Hilton San Diego Bayfront is based upon our interest under a long-term lease with an unaffiliated party, which expires in 2071. Pursuant to the lease terms, we are required to pay all rent due and comply with all other lessee obligations. Payments under the ground lease increase at regular intervals by the applicable Consumer Price Index. The lease requires a reassessment of the rent payments for 2026 and thereafter, agreed upon by both us and the lessor.

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

In order to qualify as a REIT, we cannot directly or indirectly operate our hotels. Accordingly, we must enter into management or operating lease agreements (together, “management agreements”) with eligible independent contractors to manage our hotels. As of December 31, 2024, our third-party managers consisted of Four Seasons, Hilton, Hyatt, IHR, Marriott, Montage, Sage and Singh. These independent management companies control the daily operations of our hotels and we rely on them to operate our hotels as provided in the applicable management agreements.

If a management company violates the terms of its applicable management agreement or fails to meet performance objectives set forth in the applicable management agreement, we can seek redress but our remedies may be limited by the terms of the management agreement.

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

While our management agreements typically provide for contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements.

We are subject to risks associated with our operator’s employment of hotel personnel, which could increase our expenses or expose us to additional liabilities.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are still subject to many of the costs and risks generally associated with the hotel labor force. Increases in minimum wages, labor shortages, or changes in workplace rules and regulations could negatively impact our operating results. Additionally, from time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations, or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to determine the outcome of these negotiations.

Most of our hotels operate under a brand owned by Marriott, Hyatt, Hilton, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

As of December 31, 2024, all of our hotels except the Oceans Edge Resort & Marina are operated under the following widely recognized lodging industry brands: Marriott, Hyatt, Hilton, Four Seasons and Montage. As a result, a significant component of our success is dependent in part on the success of these companies and their respective brands. Consequently, if market recognition or the positive perception of any of these companies is reduced or compromised, the goodwill associated with their respective brands on our hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

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

We have in the past and could in the future incur liabilities resulting from claims by hotel employees. While these claims are, for the most part, covered by insurance, some claims (such as wage and hour claims) generally are not insured or insurable. These claims, regardless of their merit, could harm the reputation of a hotel, or cause us to incur losses which could harm our results of operations.

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

In general, the value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rate volatility, including volatility due to the 2022 and 2023 interest rate increases implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), could reduce our access to capital markets or increase the cost of funding our debt requirements. Although the Federal Reserve reduced interest rates in 2024 and may continue to decrease interest rates in 2025, any future decisions to decrease, hold steady or increase interest rates and the timing of such decision is unknown. If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline.

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

Because all but one of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements could cause us to lose business at our hotels.

As of December 31, 2024, all of our hotels except the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with the following franchisors or hotel management companies: Marriott, Hyatt, Hilton, Four Seasons, and Montage. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

Risks Related to Our Debt and Financing

As of December 31, 2024, we had $845.0 million of outstanding debt and carrying such debt may restrict our financial flexibility or harm our business and financial results by imposing requirements on our business.

All our debt outstanding as of December 31, 2024 matures over the next four years, including extension options which we expect to exercise (zero in 2025, $390.0 million in 2026, $175.0 million in 2027, and $280.0 million in 2028). We have no scheduled amortization payments currently due in 2025 through 2028; however, this may be subject to change if we refinance our existing debt or incur additional debt. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing 15 unencumbered hotels, all of which are held by subsidiaries whose interests are pledged to our credit facilities. Should we obtain secured financing on any of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced. In addition to our outstanding debt, as of December 31, 2024, we had $0.2 million in outstanding letters of credit.

Our debt agreements contain various covenants, restrictions, requirements, and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt, all of which would negatively affect our financial conditions and results of operations. Defaulting on existing debt may limit our ability to access additional debt financing in the future.

We are subject to various covenants on our debt. Failure to satisfy certain covenants on our debt without receiving a covenant waiver from our lenders would adversely affect our financial conditions and results from operations and may raise doubt about our ability to continue as a going concern. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future.

Our existing debt agreements and other potential financings that we may incur or assume in the future may contain restrictions, requirements, and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants that could negatively impact our ability to operate, acquire or dispose of hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our business or our hotel properties, or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs or result in additional limitations.

Certain of our unsecured term loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results.

During 2022 and 2023, the Federal Reserve implemented its policy to address inflation by significantly raising its benchmark federal funds rate which led to increased interest rates in the credit markets. Although the Federal Reserve began to lower its benchmark federal funds rate in 2024, should inflation increase in the future, the Federal Reserve may resume its increases to the federal funds rate which will likely lead to higher interest rates in the credit markets. Such increases would adversely impact us due to our outstanding variable rate debt as well as result in higher interest rates on any new fixed rate debt. We have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment, the fixed rates we can obtain with such interest rate swap agreements or the fixed rate on new debt will also continue to increase.

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

Due to certain federal income tax restrictions on hotel REITs, we cannot directly or indirectly operate our hotel properties. Therefore, we lease our hotel properties to the TRS Lessee or one of its subsidiaries, which contracts with third-party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders will depend solely upon the ability of the TRS Lessee and its subsidiaries to make rent payments under these leases. In general, under the leases with the TRS Lessee and its subsidiaries, we will receive from the TRS Lessee or its subsidiaries both fixed rent and variable rent based upon a percentage of gross revenues and the number of occupied rooms. As a result, we participate in the operations of our hotels only through our share of rent paid pursuant to the leases.

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

Although failure on the part of the TRS Lessee or its subsidiaries to materially comply with the terms of a lease (including failure to pay rent when due) would give us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel or enter into a new lease with the TRS Lessee or its subsidiaries because we cannot operate hotel properties directly or indirectly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on similar terms.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2024, our closing daily common stock price fluctuated from a low of $9.46 to a high of $12.38. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition, other factors that could affect the market price of our equity securities include the following:

●	periods of economic difficulties, including those caused by pandemics, which negatively impact our hotel operations and future earnings;
●	inflation causing our expenses to increase at higher rates than our revenue;
●	a U.S. recession impacting the market for common equity generally;
●	actual or anticipated variations in our quarterly or annual results of operations;
●	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;
●	changes in expectations of our future financial performance, changes in our estimates by securities analysts, or failures to achieve those expectations or estimates;
●	the trading volumes of our stock;
●	additional issuances or repurchases of our common stock or other securities, including the issuance or repurchase of our preferred stock;
●	the addition or departure of board members or senior management;
●	disputes with any of our lenders, managers, or franchisors; and
●	announcements by us, our competitors, or other industry participants of acquisitions, investments, or strategic alliances.

Distributions to our common stockholders may vary.

During the past three years, we paid quarterly cash dividends on our common stock as follows:

	2022	2023	2024	2025
January	$0.00	$0.05	$0.13	$0.09
April	$0.00	$0.05	$0.07
July	$0.00	$0.05	$0.09
October	$0.05	$0.07	$0.09

We reinstated our common stock quarterly dividend in the third quarter of 2022, after its suspension in 2020 to preserve liquidity during the COVID-19 pandemic. Any future common stock dividends will be determined by our board of directors after considering our long-term operating projections, expected capital requirements, and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends on our common stock.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, shares of common stock, or a combination of cash and shares of common stock. Changes in our dividend policy could adversely affect the price of our stock.

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

We have in the past, and may in the future, issue additional shares of common stock to raise capital to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved 3.75 million shares of our common stock for issuance under the Company’s 2022 Incentive Award Plan, and 1,332,223 shares remained available for future issuance as of December 31, 2024.

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

Cybersecurity Risk Management and Strategy

Due to our structure as a REIT, the cybersecurity program, processes, and strategy described in this section are limited to the corporate systems, service providers, and information services belonging to or supporting the REIT. In order to maintain REIT status, the Company does not operate or manage its hotels. We lease each of our hotels to the TRS Lessee or one of its subsidiaries, which engages with third-party eligible management companies to operate and manage all aspects of the properties; and those third-party managers, in turn, rely on systems that they manage directly or indirectly (through their own service providers), including but not limited to reservation systems, billing, building and property management systems, point-of-sale systems, and financial transactions and records that store and process proprietary or personal information. In light of this structure, we do not have actual or contractual access to the systems or information maintained by the third-party managers, and we must instead rely on such managers’ programs and processes to protect the properties in which we invest from risks associated with cybersecurity threats.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident.

Our program is informed by the International Standards Organization (“ISO”) 27000, ISO 27001, and National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO 27000, ISO 27001 and NIST CSF as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Key elements of our cybersecurity risk management program are integrated into our overall enterprise risk management program, and share common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems and information;

●	an information technology department principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees and senior management; and

●	business continuity, contingency, and recovery plans, including a cybersecurity incident response plan with procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our systems and information.

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

Our management team, including our chief financial officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel, our external information technology support, and our retained external cybersecurity consultants. Our information technology department has over 20 years of experience developing and implementing computer infrastructure, including cybersecurity and audit compliance. We seek to use the latest security technologies from leading vendors to help secure our network and to regularly monitor and assess alerts and threat levels. The information technology department possesses various industry certifications and continuously refreshes skills through relevant training.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from IT security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2024:

Hotel	City	State	Chain Scale Segment	Rooms	Manager
Four Seasons Resort Napa Valley	Calistoga	California	Luxury	85	Four Seasons
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	252	IHR
Hilton San Diego Bayfront (1)	San Diego	California	Upper Upscale	1,190	Hilton
Hyatt Regency San Antonio Riverwalk	San Antonio	Texas	Upper Upscale	630	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	415	Marriott
Marriott Long Beach Downtown	Long Beach	California	Upper Upscale	376	Marriott
Montage Healdsburg	Healdsburg	California	Luxury	130	Montage
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	175	Singh
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	781	Marriott
The Bidwell Marriott Portland	Portland	Oregon	Upper Upscale	258	Sage
The Confidante Miami Beach	Miami Beach	Florida	Upper Upscale	287	Hyatt
The Westin Washington, DC Downtown	Washington	District of Columbia	Upper Upscale	807	Marriott
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	545	Marriott

Total number of rooms				7,253
(1)	Subject to a ground or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space that is not integral to the hotel’s operations.

Item 3.	Legal Proceedings

We are involved from time to time in various claims and legal actions in the ordinary course of our business. We do not believe that the outcome of any such pending legal matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “SHO.”

Stockholder Information

As of February 11, 2025, we had approximately 21 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income. We expect to continue to pay cash dividends on our common stock in 2025. Consistent with past practice and to the extent that the expected regular quarterly dividends for 2025 do not satisfy the annual distribution requirements, we expect to satisfy the annual distribution requirement by paying an additional dividend amount in January 2026. The level of any future quarterly common stock dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business.

Securities Authorized for Issuance Under Equity Compensation Plan

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In February 2023, our board of directors reauthorized and restored our existing stock repurchase program, allowing us to acquire up to $500.0 million of our aggregate common and preferred stock (the “Stock Repurchase Program”). The Stock Repurchase Program has no stated expiration date. During 2024, we repurchased 2,764,837 shares of our common stock for a total purchase price of $27.2 million, including fees and commissions, leaving $427.5 million remaining under the Stock Repurchase Program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

The following table sets forth information regarding our repurchases of shares of our common stock pursuant to the Stock Repurchase Program during the quarter ended December 31, 2024:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2024 — October 31, 2024	18,209	$10.00	18,209	$428,270,910
November 1, 2024 — November 30, 2024	76,255	$9.97	76,255	$427,510,479
December 1, 2024 — December 31, 2024	—		—	$427,510,479
Total	94,464	$9.98	94,464	$427,510,479

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. A discussion and analysis of the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2024, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC, (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotels. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”), which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2024, we owned 15 hotels (the “15 Hotels”). All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

The following tables summarize our total portfolio and room data from January 1, 2023 through December 31, 2024:

	2024	2023
Portfolio Data—Hotels
Number of hotels—beginning of year	14	15
Add: Acquisitions	1	—
Less: Dispositions	—	(1)
Number of hotels—end of year	15	14

	2024		2023
Portfolio Data—Rooms
Number of rooms—beginning of year	6,675		7,735
Add: Acquisitions	630		—
Less: Dispositions	—		(1,060)
Less: Renovation adjustments, net	(52)	(1)	—
Number of rooms—end of year	7,253		6,675
Average rooms per hotel—end of year	484		477
(1)	Concurrent with our renovations, we removed fifty-two rooms at The Confidante Miami Beach in order to increase the number of suites and premium room types and two rooms at the Wailea Beach Resort to form two residential-style suites, and added two rooms at the Marriott Long Beach Downtown.

2024 Summary

Demand. Excluding The Confidante Miami Beach and the Renaissance Long Beach (the “Two Renovation Hotels”) due to their significant renovations as they transitioned to Andaz Miami Beach and the Marriott Long Beach Downtown, respectively, occupancy at the 12 hotels we owned during the entirety of 2023 and 2024 (the “Comparable Portfolio”) improved as follows:

	Quarters Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2024	72.5%	76.4%	72.3%	67.2%	72.1%
2023	69.5%	75.1%	69.8%	66.5%	70.2%

During 2024, we saw improved group and leisure demand at Marriott Boston Long Wharf, as the hotel took advantage of strong corporate demand and a solid base of group business, The Westin Washington, DC Downtown, as the hotel is attracting higher quality groups post-rebranding from a Renaissance to a Westin, and at our Northern California wine country hotels, Four Seasons Resort Napa Valley and Montage Healdsburg, as the hotels are attracting more leisure customers and higher-quality group events. In addition, leisure and business transient demand improved at Hilton San Diego Bayfront, Hyatt Regency San Francisco, and The Bidwell Marriott Portland. These improvements were partially offset by labor activity at the Hilton San Diego Bayfront during the third and fourth quarters of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel, severe weather at Renaissance Orlando at SeaWorld® during the third and fourth quarters of 2024, and continued market-wide weakness at Wailea Beach Resort.

Acquisition. In April 2024, we acquired the fee-simple interest in the 630-room Hyatt Regency San Antonio Riverwalk, located in San Antonio, Texas, for a contractual purchase price of $230.0 million, excluding closing costs.

Significant Renovations. During 2024, our significant renovations primarily occurred at the Two Renovation Hotels. In March 2024, we temporarily suspended operations at The Confidante Miami Beach to allow the extensive renovation work to be performed more efficiently. We expect the resort to resume operations as Andaz Miami Beach in the first quarter of 2025. The Renaissance Long Beach converted to Marriott Long Beach Downtown in March 2024. Renovation work at the hotel continued through the end of the second quarter of 2024, and the hotel began to ramp-up operations in the third quarter of 2024. In addition, during 2024 we began a soft goods renovation at Wailea Beach Resort.

Debt Transactions. In November 2024, we entered into a delayed draw term loan agreement (“Term Loan 4”) and drew a total of $100.0 million in December 2024. Term Loan 4’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on our leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 4 matures in November 2025, with two six-month extension options at the Company’s election, resulting in an extended maturity of November 2026.

In December 2024, we repaid the $72.1 million mortgage secured by the JW Marriott New Orleans, using proceeds received from Term Loan 4.

For more details on our 2024 debt transactions, see “Liquidity and Capital Resources” below.

Capital Transactions. During 2024, we repurchased 2,764,837 shares of our common stock under our stock repurchase program at an average purchase price of $9.83 per share. As of December 31, 2024, approximately $427.5 million of authorized capacity remained under our stock repurchase program.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment, and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits, and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent, and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements and FF&E, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain on sale of assets, net, which includes the gains we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax benefit (provision), net which includes federal and state income taxes charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (the “Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (the “Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (the “Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; preferred stock redemption charges; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by pandemics, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers, and these groups may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers and by changes in the value of the U.S. dollar in relation to other currencies, which may make international travel more affordable; whereas operating results at our hotels in gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. Prior to the COVID-19 pandemic, U.S. hotel supply continued to increase, and some markets experienced new hotel room openings at or greater than historical levels. In the years since the COVID-19 pandemic, U.S. hotel supply growth has been at or below historical levels in most markets as the cost of construction and the cost and availability of financing have not been conducive to the development of new hotels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and Expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our operating results for the years ended December 31, 2024 and 2023, including the amount and percentage change in the results between the two periods.

	2024	2023	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$559,061	$619,277	$(60,216)	(9.7)%
Food and beverage	256,222	277,514	(21,292)	(7.7)%
Other operating	90,526	89,689	837	0.9%
Total revenues	905,809	986,480	(80,671)	(8.2)%
OPERATING EXPENSES
Hotel operating	562,827	589,103	(26,276)	(4.5)%
Other property-level expenses	110,833	120,247	(9,414)	(7.8)%
Corporate overhead	29,050	31,412	(2,362)	(7.5)%
Depreciation and amortization	124,507	127,062	(2,555)	(2.0)%
Total operating expenses	827,217	867,824	(40,607)	(4.7)%

Interest and other income	13,179	10,535	2,644	25.1%
Interest expense	(50,125)	(51,679)	1,554	3.0%
Gain on sale of assets, net	457	123,820	(123,363)	(99.6)%
Gain on extinguishment of debt	59	9,938	(9,879)	(99.4)%
Income before income taxes	42,162	211,270	(169,108)	(80.0)%
Income tax benefit (provision), net	1,100	(4,562)	5,662	124.1%
NET INCOME	43,262	206,708	(163,446)	(79.1)%
Preferred stock dividends	(15,228)	(13,988)	(1,240)	(8.9)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$28,034	$192,720	$(164,686)	(85.5)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Disposition: In October 2023, we sold the Boston Park Plaza. As a result, our 2024 revenues, operating expenses, and depreciation expense are not comparable to 2023.
●	Hotel Acquisition: In April 2024, we acquired the Hyatt Regency San Antonio Riverwalk. As a result, our 2024 revenues, operating expenses, and depreciation expense are not comparable to 2023.
●	Hotel Renovations: Due to the significant renovations at the Two Renovation Hotels, our 2024 revenues and operating expenses are not comparable to 2023.

Room Revenue. Room revenue decreased $60.2 million, or 9.7%, in 2024 as compared to 2023 as follows:

●	The sale of the Boston Park Plaza caused room revenue to decrease by $66.6 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase $21.8 million. Occupancy was 71.8% and the average daily room rate was $190.38, resulting in RevPAR of $136.69.
●	Room Revenue at the Comparable Portfolio increased $6.7 million. Occupancy increased 190 basis points and the average daily room rate decreased 1.7%, resulting in a 1.0% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by an increase in transient room nights sold, as well as an acceleration in business travel. These positive impacts were partially reduced by the negative effects of market-wide moderations in leisure and group travel in Maui and business travel in San Francisco, as well as labor activity at the Hilton San Diego Bayfront, which led to the cancellation of certain group events and overall lower business volume at the hotel.

	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	72.1%	$327.83	$236.37	70.2%	$333.37	$234.03	190	bps	(1.7)%	1.0%

●	The Two Renovation Hotels caused room revenue to decrease by $22.1 million. Occupancy decreased 3,040 basis points and the average daily room rate decreased 6.8%, resulting in a 49.5% decrease in RevPAR.

	2024			2023			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	35.9%	$229.82	$82.51	66.3%	$246.56	$163.47	(3,040)	bps	(6.8)%	(49.5)%

Food and Beverage Revenue. Food and beverage revenue decreased $21.3 million, or 7.7%, in 2024 as compared to 2023 as follows:

●	The sale of the Boston Park Plaza caused food and beverage revenue to decrease by $23.3 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage to increase by $10.8 million.
●	Food and beverage revenue at the Comparable Portfolio decreased $0.2 million due to lower banquet revenue, partially offset by increased outlet revenue. Banquet revenue decreased primarily at the Hilton San Diego Bayfront due to labor activity at the hotel during the third and fourth quarters of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel. In addition, banquet revenue decreased due to declines in group occupancy at the Hyatt Regency San Francisco, Renaissance Orlando at SeaWorld®, and Wailea Beach Resort, as well as softer group performance at the JW Marriott New Orleans. Outlet revenue increased primarily due to increased transient occupancy. In addition, outlet revenue increased at the Four Seasons Resort Napa Valley and Montage Healdsburg due to increased capture rates and higher average check rates and at The Westin Washington, DC Downtown, which was under renovation in the prior year.
●	The Two Renovation Hotels caused food and beverage revenue to decrease by $8.6 million.

Other Operating Revenue. Other operating revenue increased $0.8 million, or 0.9%, in 2024 as compared to 2023 as follows:

●	The sale of the Boston Park Plaza caused other operating revenue to decrease by $6.9 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $5.0 million.
●	Other operating revenue at the Comparable Portfolio increased $5.9 million, primarily due to the increase in occupancy, which resulted in increased revenue from destination and resort fees, parking revenue, and retail revenue. These increases were partially offset as other operating revenue in 2023 included $0.5 million in business interruption proceeds at the Hilton New Orleans St. Charles related to Hurricane Ida disruption, with no corresponding revenue recognized in 2024. In addition, the Comparable Portfolio’s other operating revenue decreased due to declines in internet usage fees, marina revenue, cancellation revenue, and spa revenue.
●	The Two Renovation Hotels caused other operating revenue to decrease by $3.2 million.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other operating expenses decreased $26.3 million, or 4.5%, in 2024 as compared to 2023 as follows:

●	The sale of the Boston Park Plaza caused hotel operating expenses to decrease by $54.8 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $19.0 million.
●	Hotel operating expenses at the Comparable Portfolio increased $23.6 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, along with increased property taxes and insurance.
●	The Two Renovation Hotels caused hotel operating expenses to decrease by $14.1 million.

Other Property-Level Expenses. Other property-level expenses decreased $9.4 million, or 7.8%, in 2024 as compared to 2023 as follows:

●	The sale of the Boston Park Plaza caused other property-level expenses to decrease by $10.0 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $4.0 million.
●	Other property-level expenses at the Comparable Portfolio decreased $1.0 million, primarily due to a $1.3 million COVID-19 relief grant received in 2024 at the Marriott Boston Long Wharf, with no corresponding grant received in 2023. Additional decreases in other property-level expenses at the Comparable Portfolio included management fees and supply expenses. These decreased expenses were partially offset by increased payroll and related expenses, contract and professional fees, and credit card commissions.
●	The Two Renovation Hotels caused other property-level expenses to decrease by $2.5 million.

Corporate Overhead Expense. Corporate overhead expense decreased $2.4 million, or 7.5%, in 2024 as compared to 2023, primarily due to decreased payroll and related expenses, entity-level state franchise and minimum taxes, deferred stock amortization expense, and due diligence expenses. These decreased expenses were partially offset by increased professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.6 million, or 2.0%, in 2024 as compared to 2023 as follows:

●	The sale of the Boston Park Plaza resulted in a decrease in depreciation and amortization expense of $12.8 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $6.4 million.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $2.6 million due to increased expense at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The Two Renovation Hotels caused depreciation and amortization expense to increase by $1.2 million.

Interest and Other Income. Interest and other income totaled $13.2 million and $10.5 million in 2024 and 2023, respectively. During 2024 and 2023, we recognized interest income of $12.6 million and $6.8 million, respectively. Interest income increased in 2024 as compared to 2023 due to increases in our cash balances as well as increased interest rates. In addition, we recognized property insurance recoveries of $0.4 million in 2024 related to fire damage at the Hilton San Diego Bayfront and wind-driven rain damage at Wailea Beach Resort and $3.7 million in 2023 related to property damage caused by Hurricane Ida at the Hilton New Orleans St. Charles. During 2024, we also recognized other miscellaneous income of $0.1 million.

We expect our interest income will decrease in 2025 in accordance with our lower cash balances following our acquisition of the Hyatt Regency San Antonio Riverwalk in April 2024 and expected lower interest rates on our cash deposits relative to 2024.

Interest Expense. We incurred interest expense as follows (in thousands):

	2024	2023
Interest expense on debt	$49,003	$48,727
Noncash interest on derivatives, net	(540)	252
Amortization of deferred financing costs	3,047	2,700
Capitalized interest	(1,385)	—
Total interest expense	$50,125	$51,679

Interest expense decreased $1.6 million, or 3.0%, in 2024 as compared to 2023 as follows:

The decrease in interest expense in 2024 as compared to 2023 was primarily due to $1.4 million of interest capitalized in 2024 related to the extensive renovation work at The Confidante Miami Beach as it transitions to Andaz Miami Beach, with no corresponding credit to interest expense in 2023. In addition, interest expense decreased due to a $0.8 million noncash change in the fair market value of our derivatives. These decreases were partially offset by a $0.3 million increase in interest expense incurred on our debt primarily due to increased interest on our variable rate debt and our draws of the $100.0 million available under Term Loan 4 in December 2024 and the $225.0 million available under our third term loan (“Term Loan 3”) in May 2023, partially offset by decreased interest due to our repayments of the $72.1 million loan secured by the JW Marriott New Orleans in December 2024 and the $220.0 million loan secured by the Hilton San Diego Bayfront in May 2023. The amortization of deferred financing costs caused interest expense to increase $0.3 million in 2024 as compared to 2023 due to costs incurred on Term Loan 4 and Term Loan 3.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.6% and 5.8% at December 31, 2024 and 2023, respectively. Approximately 40.8% and 51.2% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at December 31, 2024 and 2023, respectively. Following our purchase of an interest rate swap for Term Loan 4 in January 2025, 52.7% of our outstanding debt will have fixed interest rates or will have been swapped to fixed interest rates.

Gain on Sale of Assets, net. Gain on sale of assets, net totaled $0.5 million and $123.8 million in 2024 and 2023, respectively, both of which related to the Boston Park Plaza. In 2024, we recognized an additional $0.5 million net gain related to a contingency resolution at the hotel, and in 2023, we recognized a $123.8 million gain on the sale of the hotel.

Gain on Extinguishment of Debt. Gain on extinguishment of debt totaled $0.1 million and $9.9 million in 2024 and 2023, respectively, both of which were related to the remaining potential employee obligations held in escrow associated with our assignment of a hotel to the hotel’s mortgage holder in 2020. During 2024, we recognized $21,000 due to reassessments of the remaining potential obligations and $38,000 due to the release of the remaining potential obligations in conjunction with the termination of the escrow agreement during the second quarter of 2024.

During 2023, we recognized a gain of $9.9 million, comprised of $9.8 million from the relief of the majority of the potential obligations, with the funds released to us from escrow, and $0.1 million due to reassessments of the remaining potential obligations held in escrow.

Income Tax Benefit (Provision), Net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In 2024, we recognized a net current income tax benefit of $1.1 million resulting from current state and federal income tax expenses, net of any refunds.

In 2023, we recognized a net current income tax provision of $4.6 million resulting from current state and federal income tax expenses, of which $3.7 million related to the gain we recognized on the sale of the Boston Park Plaza.

Preferred Stock Dividends. Preferred stock dividends were incurred as follows (in thousands):

	2024	2023
Series G preferred stock	$2,484	$1,244
Series H preferred stock	7,044	7,044
Series I preferred stock	5,700	5,700
	$15,228	$13,988

The Series G preferred stock initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. In the first and third quarters of 2024, the annual dividend rate increased to the greater of 3.0% and 4.5%, respectively, or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. In the third quarter of 2025, the dividend rate will increase to the greater of 6.5% or the rate equal to the Montage Healdsburg's annual net operating income yield on the Company's total investment in the resort.

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

We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Cumulative effect of a change in accounting principle: from time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at The Confidante Miami Beach; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other non-recurring identified adjustments.

The following table reconciles our net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net income	$43,262	$206,708
Depreciation and amortization	124,507	127,062
Interest expense	50,125	51,679
Income tax (benefit) provision, net	(1,100)	4,562
Gain on sale of assets, net	(457)	(123,820)
EBITDAre	216,337	266,191

Amortization of deferred stock compensation	10,456	10,775
Amortization of right-of-use assets and obligations	(425)	(102)
Amortization of contract intangibles, net	—	(55)
Gain on extinguishment of debt	(59)	(9,938)
Gain on insurance recoveries	(430)	(3,722)
Pre-opening costs	2,633	—
Property-level legal settlement costs	1,182	—
Property-level severance	—	297
Adjustments to EBITDAre, net	13,357	(2,745)
Adjusted EBITDAre	$229,694	$263,446

Adjusted EBITDAre decreased $33.8 million, or 12.8%, in 2024 as compared to 2023 primarily due to the following:

●	The Boston Park Plaza recorded Adjusted EBITDAre of $32.0 million in 2023.
●	The Hyatt Regency San Antonio Riverwalk recorded Adjusted EBITDAre of $15.0 million in 2024.

●	Adjusted EBITDAre at the Comparable Portfolio decreased $10.7 million, or 4.6%, in 2024 as compared to 2023, primarily due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for 2024.
●	Adjusted EBITDAre at the Two Renovation Hotels decreased $15.0 million, or 115.3%, in 2024 as compared to 2023.

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

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net income	$43,262	$206,708
Preferred stock dividends	(15,228)	(13,988)
Real estate depreciation and amortization	123,096	126,435
Gain on sale of assets, net	(457)	(123,820)
FFO attributable to common stockholders	150,673	195,335

Amortization of deferred stock compensation	10,456	10,775
Real estate amortization of right-of-use assets and obligations	(517)	(505)
Amortization of contract intangibles, net	1,147	357
Noncash interest on derivatives, net	(540)	252
Gain on extinguishment of debt	(59)	(9,938)
Gain on insurance recoveries	(430)	(3,722)
Pre-opening costs	2,633	—
Property-level legal settlement costs	1,182	—
Property-level severance	—	297
Prior year income tax (benefit) provision, net	(1,530)	3,662
Adjustments to FFO attributable to common stockholders, net	12,342	1,178
Adjusted FFO attributable to common stockholders	$163,015	$196,513

Adjusted FFO attributable to common stockholders decreased $33.5 million, or 17.0%, in 2024 as compared to 2023 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from a hotel disposition, our term loans, and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, an acquisition of a hotel, operating expenses, repurchases of our common stock, repayments of notes payable, and dividends and distributions on our preferred and common stock. We cannot be certain that the sources of funds we have relied on in the past will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $170.4 million in 2024 as compared to $198.1 million in 2023. The net decrease in cash provided by operating activities in 2024 as compared to 2023 was primarily due to decreases in operating cash at the Two Renovation Hotels, as well as decreases caused by our sale of the Boston Park Plaza, and higher interest payments on our variable rate debt. These decreases were partially offset by additional operating cash provided by the newly-acquired Hyatt Regency San Antonio Riverwalk, as well additional operating cash provided by the increase in travel demand benefiting our hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions, and renovations of hotels and other assets. Net cash (used in) provided by investing activities in 2024 and 2023 was as follows (in thousands):

	2024	2023
Proceeds from sales of assets	$—	$364,491
Acquisitions of hotel properties and other assets	(229,330)	—
Proceeds from property insurance	430	3,722
Renovations and additions to hotel properties and other assets	(157,378)	(110,131)
Net cash (used in) provided by investing activities	$(386,278)	$258,082

In 2024, we paid $229.3 million to acquire the Hyatt Regency San Antonio Riverwalk, including closing costs and prorations, and we invested $157.4 million for renovations and additions to our portfolio and other assets. These cash outflows were slightly offset by $0.4 million in property insurance proceeds received related to fire damage at the Hilton San Diego Bayfront and wind-driven rain damage at Wailea Beach Resort.

In 2023, we received proceeds of $364.5 million from the sale of the Boston Park Plaza and insurance proceeds of $3.7 million for hurricane-related property damage at the Hilton New Orleans St. Charles. These cash inflows were partially offset by $110.1 million invested for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable, including draws on our term loans, and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2024 and 2023 was as follows (in thousands):

	2024	2023
Acquisition of noncontrolling interest, including transaction costs	$—	$(299)
Payment of common stock offering costs	—	(428)
Repurchases of outstanding common stock	(27,238)	(56,403)
Repurchases of common stock for employee tax obligations	(4,160)	(3,348)
Proceeds from notes payable	100,000	225,000
Payments on notes payable	(74,050)	(222,086)
Payments of deferred financing costs	(1,105)	(2,332)
Dividends and distributions paid	(90,966)	(59,825)
Net cash used in financing activities	$(97,519)	$(119,721)

During 2024, we paid $27.2 million to repurchase 2,764,837 shares of our outstanding common stock, $4.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $74.1 million in principal payments on our loan secured by the JW Marriott New Orleans, including $2.0 million in scheduled principal payments and $72.1 million to repay the loan, and $91.0 million in dividends and distributions to our common and preferred stockholders. We also entered into Term Loan 4, receiving $100.0 million in proceeds and paying $1.1 million in related deferred financing costs. We utilized the proceeds received from Term Loan 4 to repay the loan secured by the JW Marriott New Orleans.

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

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our debt and credit facility, interest expense, repurchases of our common stock, distributions on our common stock, dividends on our preferred stock and acquisitions of hotels or interests in hotels.

While both inflation and interest rates began to decrease in the third quarter of 2024, the recent increases in inflation and interest rates have had a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. The ability of our hotel operators to adjust rates has mitigated the impact of increased operating costs on our financial position and results of operations. However, the increases in interest rates negatively affected our variable rate debt, resulting in increased interest payments.

Cash Balance. As of December 31, 2024, our unrestricted cash balance was $107.2 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of December 31, 2024, we had $845.0 million of debt, $180.3 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In November 2024, we entered into delayed-draw Term Loan 4 and drew a total of $100.0 million in December 2024. Term Loan 4’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on our leverage ratios, plus SOFR and a 0.10% adjustment. In January 2025, we entered into an interest rate swap on Term Loan 4, which is effective January 31, 2025, expires November 7, 2026, and fixes the SOFR rate at 4.02%. Term Loan 4 has an initial term of one year with two six-month extension options at the Company’s election, resulting in an extended maturity of November 2026, upon the payment of applicable fees and the satisfaction of certain customary conditions.

In December 2024, we repaid the $72.1 million mortgage secured by the JW Marriott New Orleans, using proceeds received from Term Loan 4.

As of December 31, 2024, 40.8% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our $175.0 million unsecured corporate-level Term Loan 1 and two unsecured corporate-level senior notes, which total $170.0 million. Following our purchase of an interest rate swap for Term Loan 4 in January 2025, 52.7% of our outstanding debt will have fixed interest rates or will have been swapped to fixed interest rates.

The Company’s floating rate debt as of December 31, 2024 included the $175.0 million, $225.0 million, and $100.0 million unsecured corporate-level Term Loan 2, Term Loan 3, and Term Loan 4, respectively.

We may in the future seek to obtain mortgages on one or more of our 15 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of December 31, 2024. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2024 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$845,000	$—	$565,000	$280,000	$—
Interest obligations on notes payable (1) (2)	112,636	46,745	61,766	4,125	—
Operating lease obligations, including imputed interest (3)	13,813	5,926	4,740	2,166	981
Construction commitments	58,142	58,142	—	—	—
Total	$1,029,591	$110,813	$631,506	$286,291	$981
(1)	Notes payable and interest obligations on notes payable include the $225.0 million unsecured Term Loan 3 and the $100.0 million unsecured Term Loan 4 assuming the Company has exercised its available options to extend the maturities of the loans from May 1, 2025 to May 1, 2026 and November 7, 2025 to November 7, 2026, respectively, upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at December 31, 2024, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain all of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $157.4 million in our portfolio and other assets during 2024 and $110.1 million in 2023. As of December 31, 2024, we have contractual construction commitments totaling $58.1 million for ongoing renovations. During the first quarter of 2025, we will continue to incur significant capital expenditures as we complete the substantial renovation and rebranding of The Confidante Miami Beach to Andaz Miami Beach. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 2.0% and 5.5% of the respective hotel’s applicable annual revenue. As of December 31, 2024, our balance sheet includes restricted cash of $72.9 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain management agreements, reserve funds are to be held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities.

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

Accounting for the acquisition of a hotel property or other entity requires either allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or recording the assets and liabilities at their estimated fair values with any excess consideration above net assets going to goodwill for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data, and replacement cost data. In addition, we make significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates, and occupancy. We also engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

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

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use interest rate derivatives to manage our exposure to the interest rate risks related to our floating rate debt. We have no derivative financial instruments held for trading purposes.

As of December 31, 2024, 40.8% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. Following our purchase of an interest rate swap for Term Loan 4 in January 2025, 52.7% of our outstanding debt will have fixed interest rates or will have been swapped to fixed interest rates. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.5 million based on the variable rates at December 31, 2024.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2024.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 51, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunstone Hotel Investors, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California
February 21, 2025

Item 9B.	Other Information

(a)	None.
(b)	During the quarter ended December 31, 2024, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the captions “Proposal 1: Election of Directors” and “Company Information” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2024:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under the Long-term
	be issued upon exercise	exercise price of	Incentive Plan
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2022 Incentive Award Plan			1,332,223

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

4.5	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.5 to Form 10-K, filed by the Company on February 23, 2024.

4.6	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

4.7	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

4.8	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on July 15, 2021).

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

10.32

Term Loan Agreement, dated November 7, 2024, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 12, 2024).

19	Insider Trading Policies and Procedures. *

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification). *

97.1	Policy for Recovery of Erroneously Awarded Compensation. *

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 21, 2025	/S/ AARON R. REYES
Aaron R. Reyes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRYAN A. GIGLIA	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2025
Bryan A. Giglia

/S/ DOUGLAS M. PASQUALE	Chairman	February 21, 2025
Douglas M. Pasquale

/S/ W. BLAKE BAIRD	Director	February 21, 2025
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 21, 2025
Andrew Batinovich

/S/ MONICA S. DIGILIO	Director	February 21, 2025
Monica S. Digilio

/S/ KRISTINA M. LESLIE	Director	February 21, 2025
Kristina M. Leslie

/S/ MURRAY J. MCCABE	Director	February 21, 2025
Murray J. McCabe

/S/ VERETT MIMS	Director	February 21, 2025
Verett Mims

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Impairment of hotel properties
Description of the Matter

The Company’s investment in hotel properties totaled $2.9 billion as of December 31, 2024. As more fully described in Note 2 to the consolidated financial statements, the Company records impairment losses for investments in hotel properties to be held and used by the Company whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Once management determines that a hotel is impaired, further judgments are required to be made by management to estimate the fair value of the assets. For the year ended December 31, 2024, no hotels were impaired.

Auditing management’s impairment assessment of investment in hotel properties was challenging because determining whether events or changes in circumstances indicate that the investment may not be recoverable is judgmental due to the subjectivity in evaluating management’s identification of indicators of impairment, specifically related to a change in the hotel disposition strategy and hold period. In particular, the evaluation of impairment indicators was based on qualitative and quantitative factors for the specific hotel investment as determined by management. Such factors included, but were not limited to, significant changes to the hotel disposition strategy and hold period, and other market and economic conditions. Judgment is involved in assessing indicators which may trigger an impairment assessment as indicators may be unique to each hotel investment. Changes in these factors could have a significant effect on management’s determination of whether there is an indication that the carrying value of the asset is recoverable as of December 31, 2024.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the impairment assessment of investment in hotel properties, including controls over management’s identification of indicators of impairment.

We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a hotel might not be recoverable, that included, among others, obtained evidence to corroborate management’s judgments and searched for contrary evidence such as significant declines in operating results, market and economic conditions, disposition strategies, or market effects. As part of our evaluation of indicators of impairment, we considered management’s hotel disposition strategy and hold period, current industry and economic conditions and other relevant factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 21, 2025

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Investment in hotel properties, net	$2,856,032	$2,585,279
Operating lease right-of-use assets, net	8,464	12,755
Cash and cash equivalents	107,199	426,403
Restricted cash	73,078	67,295
Accounts receivable, net	34,109	31,206
Prepaid expenses and other assets, net	27,757	26,383
Total assets	$3,106,639	$3,149,321

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Debt, net of unamortized deferred financing costs	$841,047	$814,559
Operating lease obligations	12,019	16,735
Accounts payable and accrued expenses	52,722	48,410
Dividends and distributions payable	24,137	29,965
Other liabilities	72,694	73,014
Total liabilities	1,002,619	982,683
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both December 31, 2024 and 2023, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both December 31, 2024 and 2023, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both December 31, 2024 and 2023, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 200,824,993 shares issued and outstanding at December 31, 2024 and 203,479,585 shares issued and outstanding at December 31, 2023	2,008	2,035
Additional paid in capital	2,395,702	2,416,417
Distributions in excess of retained earnings	(574,940)	(533,064)
Total stockholders’ equity	2,104,020	2,166,638

Total liabilities and stockholders' equity	$3,106,639	$3,149,321

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues
Room	$559,061	$619,277	$576,170
Food and beverage	256,222	277,514	240,564
Other operating	90,526	89,689	95,319
Total revenues	905,809	986,480	912,053
Operating Expenses
Room	146,369	158,002	145,285
Food and beverage	182,840	193,820	174,146
Other operating	23,323	23,721	23,345
Advertising and promotion	52,180	51,958	46,979
Repairs and maintenance	35,927	38,308	36,801
Utilities	26,576	27,622	26,357
Franchise costs	18,391	16,876	15,839
Property tax, ground lease and insurance	77,221	78,796	68,979
Other property-level expenses	110,833	120,247	113,336
Corporate overhead	29,050	31,412	35,246
Depreciation and amortization	124,507	127,062	126,396
Impairment losses	—	—	3,466
Total operating expenses	827,217	867,824	816,175

Interest and other income	13,179	10,535	5,242
Interest expense	(50,125)	(51,679)	(32,005)
Gain on sale of assets, net	457	123,820	22,946
Gain (loss) on extinguishment of debt, net	59	9,938	(936)
Income before income taxes	42,162	211,270	91,125
Income tax benefit (provision), net	1,100	(4,562)	(359)
Net Income	43,262	206,708	90,766
Income from consolidated joint venture attributable to noncontrolling interest	—	—	(3,477)
Preferred stock dividends	(15,228)	(13,988)	(14,247)
Income attributable to common stockholders	$28,034	$192,720	$73,042

Basic and diluted income per share
Basic income attributable to common stockholders per common share	$0.14	$0.93	$0.34
Diluted income attributable to common stockholders per common share	$0.14	$0.93	$0.34

Basic weighted average common shares outstanding	201,739	205,590	212,613
Diluted weighted average common shares outstanding	202,642	205,865	212,653

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions	Noncontrolling
	Preferred Stock		Common Stock			in Excess of	Interest in
	Number of		Number of		Additional	Retained	Consolidated
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Joint Venture	Total Equity
Balance at December 31, 2021	11,250,000	$281,250	219,333,783	$2,193	$2,631,484	$(715,960)	$40,807	$2,239,774
Amortization of deferred stock compensation	—	—	—	—	11,372	—	—	11,372
Issuance of restricted common stock, net	—	—	266,795	3	(3,445)	—	—	(3,442)
Forfeiture of restricted common stock	—	—	(34,807)	—	—	—	—	—
Common stock distributions and distributions payable at $0.10 per share	—	—	—	—	—	(21,059)	—	(21,059)
Series G preferred stock dividends and dividends payable at $0.567112 per share	—	—	—	—	—	(1,503)	—	(1,503)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	—	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	—	(5,700)
Repurchase of outstanding common stock	—	—	(10,245,324)	(103)	(108,339)	—	—	(108,442)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,500)	(5,500)
Acquisition of noncontrolling interest, net	—	—	—	—	(65,477)	—	(38,784)	(104,261)
Net income	—	—	—	—	—	87,289	3,477	90,766
Balance at December 31, 2022	11,250,000	281,250	209,320,447	2,093	2,465,595	(663,977)	—	2,084,961
Amortization of deferred stock compensation	—	—	—	—	11,242	—	—	11,242
Issuance of restricted common stock, net	—	—	138,522	2	(3,778)	—	—	(3,776)
Forfeiture of restricted common stock	—	—	(8,192)	—	—	—	—	—
Common stock distributions and distributions payable at $0.30 per share	—	—	—	—	—	(61,807)	—	(61,807)
Series G preferred stock dividends and dividends payable at $0.469437 per share	—	—	—	—	—	(1,244)	—	(1,244)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	—	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	—	(5,700)
Repurchase of outstanding common stock	—	—	(5,971,192)	(60)	(56,343)	—	—	(56,403)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	—	(299)
Net income	—	—	—	—	—	206,708	—	206,708
Balance at December 31, 2023	11,250,000	281,250	203,479,585	2,035	2,416,417	(533,064)	—	2,166,638
Amortization of deferred stock compensation	—	—	—	—	10,656	—	—	10,656
Issuance of restricted common stock, net	—	—	178,376	1	(4,161)	—	—	(4,160)
Forfeiture of restricted common stock	—	—	(68,131)	(1)	1	—	—	—
Common stock distributions and distributions payable at $0.34 per share	—	—	—	—	—	(69,910)	—	(69,910)
Series G preferred stock dividends and dividends payable at $0.937500 per share	—	—	—	—	—	(2,484)	—	(2,484)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	—	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	—	(5,700)
Repurchase of outstanding common stock	—	—	(2,764,837)	(27)	(27,211)	—	—	(27,238)
Net income	—	—	—	—	—	43,262	—	43,262
Balance at December 31, 2024	11,250,000	$281,250	200,824,993	$2,008	$2,395,702	$(574,940)	$—	$2,104,020

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,262	$206,708	$90,766
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	474	372	964
Gain on sale of assets, net	(457)	(123,820)	(22,946)
(Gain) loss on extinguishment of debt, net	(59)	(9,938)	936
Noncash interest on derivatives, net	(540)	252	(2,194)
Depreciation	123,150	126,543	125,843
Amortization of franchise fees and other intangibles	1,357	464	492
Amortization of deferred financing costs	3,047	2,700	2,486
Amortization of deferred stock compensation	10,456	10,775	10,891
Impairment losses	—	—	3,466
Gain on insurance recoveries	(430)	(3,722)	(4,369)
Changes in operating assets and liabilities:
Accounts receivable, net	(171)	10,609	(12,739)
Prepaid expenses and other assets	(2,630)	(1,871)	4,457
Accounts payable and other liabilities	(6,658)	(20,839)	12,740
Operating lease right-of-use assets and obligations	(425)	(102)	(1,409)
Net cash provided by operating activities	170,376	198,131	209,384
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	364,491	191,291
Acquisitions of hotel properties and other assets	(229,330)	—	(232,506)
Proceeds from property insurance	430	3,722	4,369
Renovations and additions to hotel properties and other assets	(157,378)	(110,131)	(128,576)
Payment for interest rate derivative	—	—	(299)
Net cash (used in) provided by investing activities	(386,278)	258,082	(165,721)
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	—	(299)	(104,261)
Payment of common stock offering costs	—	(428)	(91)
Repurchases of outstanding common stock	(27,238)	(56,403)	(108,442)
Repurchases of common stock for employee tax obligations	(4,160)	(3,348)	(3,351)
Proceeds from credit facility	—	—	230,000
Payments on credit facility	—	—	(230,000)
Proceeds from notes payable	100,000	225,000	243,615
Payments on notes payable	(74,050)	(222,086)	(38,916)
Payments of deferred financing costs	(1,105)	(2,332)	(7,404)
Dividends and distributions paid	(90,966)	(59,825)	(24,824)
Distribution to noncontrolling interest	—	—	(5,500)
Net cash used in financing activities	(97,519)	(119,721)	(49,174)
Net (decrease) increase in cash and cash equivalents and restricted cash	(313,421)	336,492	(5,511)
Cash and cash equivalents and restricted cash, beginning of year	493,698	157,206	162,717
Cash and cash equivalents and restricted cash, end of year	$180,277	$493,698	$157,206

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$107,199	$426,403	$101,223
Restricted cash	73,078	67,295	55,983
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$180,277	$493,698	$157,206

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for interest, net of capitalized interest	$48,859	$49,296	$31,658
Cash paid for income taxes, net	$3,140	$1,731	$709
Operating cash flows used for operating leases	$5,783	$5,527	$6,760

Changes in operating lease right-of-use assets	$4,599	$4,433	$3,774
Changes in operating lease obligations	(5,024)	(4,535)	(5,183)
Changes in operating lease right-of-use assets and lease obligations, net	$(425)	$(102)	$(1,409)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Accrued renovations and additions to hotel properties and other assets	$16,701	$9,812	$9,567
Disposition deposit received in prior year in connection with sale of hotel	$—	$—	$4,000
Assignment of finance lease right-of-use asset in connection with sale of hotel	$—	$—	$44,712
Assignment of finance lease obligation in connection with sale of hotel	$—	$—	$15,569
Assignment of operating lease right-of-use asset in connection with sale of hotel	$—	$—	$2,275
Assignment of operating lease obligation in connection with sale of hotel	$—	$—	$2,609
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$308	$2,163	$—
Amortization of deferred stock compensation — construction activities	$200	$467	$481
Dividends and distributions payable	$24,137	$29,965	$13,995

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with its taxable year ended on December 31, 2004. The Company, through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, invests in hotels where it can add value through capital investment, hotel repositioning, and asset management. In addition, the Company seeks to capitalize on its portfolio’s embedded value and balance sheet strength to actively recycle past investments into new growth and value creation opportunities in order to deliver strong stockholder returns and superior per share net asset value growth.

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

As of December 31, 2024, the Company owned 15 hotels, which were managed by the following third-party managers:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc.	6
Hyatt Hotels Corporation	3
Four Seasons Hotels Limited	1
Hilton Worldwide Holdings, Inc.	1
Interstate Hotels & Resorts, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2024	15

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022, include the accounts of the Company, the Operating Partnership, the TRS Lessee, and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

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

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2024 and 2023, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash primarily includes reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction. As of both December 31, 2024 and 2023, restricted cash included $0.2 million held as collateral for certain letters of credit (see Note 14). In addition, restricted cash as of December 31, 2023 included $0.2 million held in escrow related to certain current and potential employee-related obligations at one of the Company’s former hotels. In the second quarter of 2024, the escrow agreement was terminated and the remaining $0.1 million of restricted cash held in escrow was returned to the Company (see Note 14).

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

Accounting for the acquisition of a hotel property or other entity requires either allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or recording the assets and liabilities at their estimated fair values with any excess consideration above net assets going to goodwill for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, and intangible assets, together with any finance or operating lease right-of-use assets and their related obligations. When the Company acquires a hotel property or other entity, it uses all available information to make these fair value determinations, including discounted cash flow analyses, market comparable data, and replacement cost data. In addition, the Company makes significant estimations regarding capitalization rates, discount rates, average daily rates, revenue growth rates, and occupancy. The Company also engages independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

Investments in Hotel Properties

Investments in hotel properties, including land, buildings, furniture, fixtures and equipment (“FF&E”) and identifiable intangible assets are recorded at their respective relative fair values for an asset acquisition or at their estimated fair values for a business acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Interest imputed during construction or during extensive renovation projects where the hotel is taken out of service is capitalized, using the Company’s weighted average interest rate on its unsecured debt, including the effects of interest rate swap derivatives, until construction is substantially complete or the assets are placed in service. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

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

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements, which currently range from fifteen years to twenty-one years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

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

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The Company’s judgment is required in determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, as well as specific market and economic conditions. Based on the Company’s review, no hotels were impaired in 2024, 2023, or 2022.

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

Assets Held for Sale

The Company considers a hotel and related assets held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. No hotels were considered held for sale as of either December 31, 2024 or 2023.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating lease ROU assets were impaired during either 2024 or 2023, and the Company recorded a $2.1 million impairment loss on the ROU asset related to the office lease at its former corporate headquarters (see Note 5) during 2022.

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

Additionally, the Company collects sales, use, occupancy, and other similar taxes from customers at its hotels at the time of purchase, which are not included in revenue. The Company records a liability upon collection of such taxes from the customer, and relieves the liability when payments are remitted to the applicable governmental agency.

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,
	2024	2023

Trade receivables, net (1)	$18,693	$14,431
Contract liabilities (2)	$48,635	$45,432
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in other liabilities on the accompanying consolidated balance sheets.

During 2024 and 2023, the Company recognized approximately $39.2 million and $43.7 million, respectively, in revenue related to its outstanding contract liabilities.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator:
Net income	$43,262	$206,708	$90,766
Income from consolidated joint venture attributable to noncontrolling interest	—	—	(3,477)
Preferred stock dividends	(15,228)	(13,988)	(14,247)
Distributions paid to participating securities	(273)	(310)	(128)
Undistributed income allocated to participating securities	—	(683)	(323)
Numerator for basic and diluted income attributable to common stockholders	$27,761	$191,727	$72,591

Denominator:
Weighted average basic common shares outstanding	201,739	205,590	212,613
Unvested restricted stock units	903	275	40
Weighted average diluted common shares outstanding	202,642	205,865	212,653

Basic income attributable to common stockholders per common share	$0.14	$0.93	$0.34
Diluted income attributable to common stockholders per common share	$0.14	$0.93	$0.34

In its calculation of diluted earnings per share, the Company excluded 688,288, 1,032,266, and 1,289,146 anti-dilutive unvested time-based restricted stock awards for the years ended December 31, 2024, 2023 and 2022, respectively (see Note 12).

The Company also had 1,382,074, 1,076,160, and 612,584 unvested performance-based restricted stock units as of December 31, 2024, 2023, and 2022, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets. Based on the Company’s common stock performance, the Company excluded

188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 (see Note 12).

Segment Reporting

The Company considers each of its hotels to be an operating segment and allocates resources and assesses the operating performance for each hotel. Because all of the Company’s hotels have similar economic characteristics, facilities, and services, the hotels have been aggregated into one reportable segment, Hotel Ownership (see Note 13).

New Accounting Standards and Accounting Changes

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amended the guidance in Accounting Standards Codification (ASC) 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment, such as the Company, are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The guidance is effective on an annual basis in 2024 and will be effective for interim periods beginning in the first quarter of 2025. The Company’s adoption of ASU 2023-07 in December 2024 had no effect on its financial statements; however, ASU 2023-07’s additional disclosure requirements are included in Note 13.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$645,884	$614,112
Buildings and improvements	2,824,364	2,587,278
Furniture, fixtures and equipment	445,696	407,861
Intangible assets	44,063	42,187
Construction in progress	147,250	61,247
Investment in hotel properties, gross	4,107,257	3,712,685
Accumulated depreciation and amortization	(1,251,225)	(1,127,406)
Investment in hotel properties, net	$2,856,032	$2,585,279

2024 Acquisition

In April 2024, the Company purchased the fee-simple interest in the 630-room Hyatt Regency San Antonio Riverwalk, located in San Antonio, Texas, for a contractual purchase price of $230.0 million. In addition to the fee-simple interest in the hotel, an affiliate of the seller will reimburse the Company for the first $8.0 million of capital invested into the hotel pursuant to the hotel’s management agreement. The acquisition was accounted for as an asset acquisition and was funded from available cash.

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2024	2023
Element agreement (1)	$18,436	$18,436
Airspace agreements (2)	1,947	1,947
Residential program agreements (3)	21,038	21,038
Advance bookings (4)	1,344	—
Trade names (5)	121	121
Franchise agreements (6)	130	126
In-place lease agreements (7)	1,047	519
	44,063	42,187
Accumulated amortization	(2,306)	(949)
	$41,757	$41,238

Amortization expense on these intangible assets consisted of the following (in thousands):

	2024	2023	2022
Residential program agreements (3)	$923	$411	$282
Advance bookings (4)	224	—	199
Franchise agreements (6)	8	7	11
In-place lease agreements (7)	202	99	58
Below market management agreement (8)	—	—	15
	$1,357	$517	$565
(1)	The Element agreement as of both December 31, 2024 and 2023 included the exclusive perpetual rights to certain space at The Westin Washington, DC Downtown. The Element has an indefinite useful life and is not amortized.
(2)	Airspace agreements as of both December 31, 2024 and 2023 consisted of dry slip agreements at the Oceans Edge Resort & Marina. The dry slips at the Oceans Edge Resort & Marina have indefinite useful lives and are not amortized.
(3)	Residential program agreements as of both December 31, 2024 and 2023 included $13.7 million and $7.3 million at the Montage Healdsburg and the Four Seasons Resort Napa Valley, respectively. The value of the agreements were determined based on each hotel’s purchase price allocation. The agreements relate to the hotels’ residential rental programs, whereby owners of the adjacent separately owned Montage Residences Healdsburg and Four Seasons Private Residences Napa Valley are eligible to participate in optional rental programs and have access to the hotels’ facilities. The agreements at the Montage Healdsburg consist of two components, a residential program agreement and a social membership program under which the Company began to recognize revenues in January 2024 and February 2023, respectively. The agreements are both amortized using the straight-line method over the life of the related remaining 25-year Montage Healdsburg management agreement. The Company began to recognize revenue associated with the residential program agreement at the Four Seasons Resort Napa Valley in April 2022, amortizing the agreement using the straight-line method over the life of the related remaining 20-year management agreement. The amortization expense for both the Montage Healdsburg and the Four Seasons Resort Napa Valley is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(4)	Advance bookings as of December 31, 2024 consisted of advance deposits related to our acquisition of the Hyatt Regency San Antonio Riverwalk. As part of the purchase price allocation, the contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability. They are amortized using the straight-line method over the periods the amounts are expected to be collected. The amortization expense for contractual advance hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. The advance bookings will be fully amortized in April 2028.
(5)	Trade names as of both December 31, 2024 and 2023 consisted of trademarks and bottle labeling used by the Elusa Winery at the Four Seasons Resort Napa Valley. The values of the trade names were determined as part of the hotel’s purchase price allocation. The trade names have indefinite useful lives and are not amortized.
(6)	Franchise agreements as of both December 31, 2024 and 2023 consisted of agreements at the Hilton New Orleans St. Charles and The Bidwell Marriott Portland. In May 2024, the Company entered into an agreement to extend the term of The Bidwell Marriott Portland’s franchise agreement by one year. The agreements are amortized using the straight-line method over the lives of the franchise agreements and will be fully amortized in October 2025 and April 2028 for The Bidwell Marriott Portland and the Hilton New Orleans St. Charles, respectively. The amortization expense for the franchise agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

(7)	The in-place lease agreements as of December 31, 2024 included agreements at the Hyatt Regency San Antonio Riverwalk. In addition, the in-place lease agreements as of both December 31, 2024 and 2023 included an agreement at The Confidante Miami Beach. The values of the agreements were determined as part of the respective hotel’s purchase price allocation. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the leases and will be fully amortized between December 2026 and November 2029. The amortization expense for the in-place lease agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(8)	The below market management agreement consisted of an agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The agreement was amortized using the straight-line method over the remaining non-cancelable term until the hotel’s sale in March 2022 (see Note 4).

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2025	$1,522
2026	$1,518
2027	$1,370
2028	$1,077
2029	$959

4. Disposals

Disposals – 2024

While no hotels were sold in 2024, the Company recognized a net gain of $0.5 million related to a contingency resolution at the Boston Park Plaza, which the Company sold in 2023.

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

Results of Operations – Disposed Hotels

The following table provides summary results of operations for the disposed hotels, which are included in net income for their respective ownership periods (in thousands):

	2024	2023	2022
Total revenues	$—	$96,713	$97,915

Income before income taxes (1)	$—	$19,231	$3,801

Gain on sale of assets, net	$457	$123,820	$22,946
(1)	Income before income taxes does not include the gain recognized on the hotel sales.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2024 and 2023, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2024 and 2023, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

While the Company did not record any impairment losses in 2024 or 2023, an impairment loss of $3.5 million was recorded by the Company in 2022, as discussed below.

Former corporate headquarters. In 2022, in connection with an initiative to reduce future operating expenses, the Company recorded a noncash impairment loss of $3.5 million related to the subleasing of its former corporate headquarters, which is included in impairment losses on the Company’s consolidated statement of operations for the year ended December 31, 2022. The $3.5 million impairment loss consisted of a $1.4 million write-down of the Company’s tenant improvements, net, which are included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets, and a $2.1 million write-down of the Company’s operating lease right-of-use assets, net related to the office lease at its former corporate headquarters.

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

Fair Value of Debt

As of December 31, 2024 and 2023, 40.8% and 51.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$845,000	$841,027	$819,050	$805,212
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount	2024	2023
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026	$75,000	$370	$417
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026	$100,000	186	(401)
							$556	$16
(1)	The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. The fair value of the swap derivative liability was included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2023.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense as follows (in thousands):

	2024	2023	2022
Noncash interest on derivatives, net	$(540)	$252	$(2,194)

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$10,488	$8,123
Inventory	10,497	9,185
Deferred financing costs	2,223	3,627
Property and equipment, net	2,267	3,120
Interest rate derivatives	556	417
Deferred rent on straight-lined third-party tenant leases	369	552
Liquor licenses	930	930
Other	427	429
Total prepaid expenses and other assets, net	$27,757	$26,383

7. Notes Payable

Notes payable consisted of the following (in thousands):

					Balance Outstanding as of
	December 31, 2024				December 31,	December 31,
	Rate Type		Interest Rate	Maturity Date	2024	2023
Mortgage Loans
JW Marriott New Orleans	Fixed		4.15%	December 11, 2024	$—	74,050

Unsecured Corporate Credit Facilities (1)
Term Loan 1	Fixed	(2)	5.27%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable	(3)	6.02%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(4)	5.83%	May 1, 2025	225,000	225,000
Term Loan 4	Variable	(5)	5.93%	November 7, 2025	100,000	—
Total unsecured corporate credit facilities					$675,000	$575,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					$845,000	$819,050
Unamortized deferred financing costs					(3,953)	(4,491)
Debt, net of unamortized deferred financing costs					$841,047	$814,559
(1)	The variable interest rates on the Company’s unsecured corporate credit facilities are based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment.
(2)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 5). The Company did not achieve its 2023 sustainability performance metric as specified in the Second Amended Credit Agreement, resulting in Term Loan 1’s pricing grid returning to its range of 1.35% to 2.20% in May 2024, an increase of 0.02% from the previous year. The achievement of the sustainability metric and its impact on the pricing grid is evaluated annually. The effective interest rates on Term Loan 1 were 5.27% and 5.25% at December 31, 2024 and 2023, respectively.
(3)	The Company did not achieve its 2023 sustainability performance metric as specified in the Second Amended Credit Agreement, resulting in Term Loan 2’s pricing grid returning to its range of 1.35% to 2.20% in May 2024, an increase of 0.02% from the previous year. The achievement of the sustainability metric and its impact on the pricing grid is evaluated annually. The effective interest rates on Term Loan 2 were 6.02% and 6.77% at December 31, 2024 and 2023, respectively.
(4)	Term Loan 3’s effective interest rates were 5.83% and 6.81% at December 31, 2024 and 2023, respectively.
(5)	Term Loan 4’s effective interest rate was 5.93% at December 31, 2024 (see Note 15).

Aggregate future principal maturities of notes payable at December 31, 2024, were as follows (in thousands):

2025	$—
2026	390,000	(1)
2027	175,000
2028	280,000
2029	—
Thereafter	—
Total	$845,000
(1)	Includes Term Loan 3 and Term Loan 4 assuming the Company has exercised its options to extend the maturity of the loans from May 1, 2025 to May 1, 2026 and from November 7, 2025 to November 7, 2026, respectively, upon payment of applicable fees and the satisfaction of certain customary conditions.

Notes Payable Transactions - 2024

Secured Debt. The mortgage secured by the JW Marriott New Orleans was repaid on December 11, 2024, using proceeds received from the Company’s Term Loan 4.

Unsecured Debt. On November 7, 2024, the Company entered into delayed-draw Term Loan 4 and drew a total of $100.0 million in December 2024. Term Loan 4’s variable interest rate is based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 4 has an initial term of one year with two six-month extension options at the Company’s election, resulting in an extended maturity of November 7, 2026, upon the payment of applicable fees and the satisfaction of certain customary conditions.

As of December 31, 2024, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

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

Deferred Financing Costs and Gain (loss) on Extinguishment of Debt, net

Deferred financing costs and gain (loss) on extinguishment of debt, net were as follows (in thousands):

	2024 (1)	2023 (2)	2022 (3)
Payments of deferred financing costs	$1,105	$2,332	$7,404

Gain (loss) on extinguishment of debt, net	$59	$9,938	$(936)
(1)	During 2024, the Company paid a total of $1.1 million in deferred financing costs related to Term Loan 4. In addition, the Company recognized a gain of $0.1 million associated with the assignment-in-lieu of a hotel to the hotel’s mortgage holder in 2020 due to reassessments of the remaining potential employee-related obligations and the release of the remaining potential employee-related obligations in conjunction with the termination of the escrow agreement during the second quarter of 2024 (see Note 14).
(2)	During 2023, the Company paid a total of $2.3 million in deferred financing costs related to Term Loan 3. In addition, the Company recognized a gain of $9.9 million associated with the assignment-in-lieu of a hotel to the hotel’s mortgage holder in 2020, comprising $9.8 million from the relief of a majority of the potential employee-related obligations, with the funds released to the Company from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations held in escrow (see Note 14).
(3)	During 2022, the Company paid a total of $7.4 million in deferred financing costs related to its Amended Credit Agreement. In addition, the Company recognized a net loss of $0.9 million, comprising losses of $0.2 million related to the accelerated amortization of deferred financing costs associated with the partial repayments of the senior notes and $0.8 million related to lender fees and the accelerated amortization of deferred financing costs associated with the Amended Credit Agreement. These losses were slightly offset by a gain of $0.1 million associated with the assignment-in-lieu of a hotel to the hotel’s mortgage holder in 2020 due to reassessments of the potential employee-related obligations held in escrow (see Note 14).

Interest Expense

Total interest incurred and expensed on the notes payable and finance lease obligation was as follows (in thousands):

	2024	2023	2022
Interest expense on debt and finance lease obligation	$49,003	$48,727	$31,713
Noncash interest on derivatives, net	(540)	252	(2,194)
Amortization of deferred financing costs	3,047	2,700	2,486
Capitalized interest	(1,385)	—	—
Total interest expense	$50,125	$51,679	$32,005

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Advance deposits	$48,635	$45,432
Property, sales and use taxes payable	10,088	6,903
Accrued interest	5,105	6,346
Deferred rent	1,433	2,711
Income taxes payable	—	2,860
Interest rate derivative	—	401
Management fees payable	1,168	1,321
Other	6,265	7,040
Total other liabilities	$72,694	$73,014

9. Leases

As of both December 31, 2024 and 2023, the Company had operating leases for ground, office, equipment, and airspace leases with maturity dates ranging from 2025 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2024	2023

Right-of-use assets, net	$8,464	$12,755

Lease obligations	$12,019	$16,735

Weighted average remaining lease term	23 years
Weighted average discount rate	5.5%

Lease Transaction - 2024

In December 2024, the Company entered into a golf cart lease agreement on behalf of the Four Seasons Resort Napa Valley and recognized a $0.3 million operating lease right-of-use asset and related lease obligation.

Lease Transaction - 2023

In January 2023, the Company relocated its corporate headquarters and recognized a $2.2 million operating lease right-of-use asset and related lease obligation.

Lease Expense

The components of lease expense were as follows (in thousands):

	2024	2023	2022
Interest on finance lease obligation (1)	$—	$—	$117
Operating lease cost	5,368	5,427	5,367
Variable lease cost (2)	7,824	8,438	6,853
Sublease income (3)	(1,187)	(1,187)	—
Total lease cost	$12,005	$12,678	$12,337
(1)	Interest on finance lease obligation included expense for the Hyatt Centric Chicago Magnificent Mile’s finance lease obligation before the hotel’s sale in February 2022 (see Note 4).
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(3)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023.

At December 31, 2024, future maturities of the Company’s operating lease obligations were as follows (in thousands):

2025 (1)	$5,926
2026	2,339
2027	2,401
2028	1,868
2029	298
Thereafter	981
Total lease payments (2)	13,813
Less: interest (3)	(1,794)
Present value of lease obligations	$12,019
(1)	Operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both the Company and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.
(2)	Total lease payments do not include a total of $3.3 million in sublease income the Company expects to receive in 2026 through 2028.
(3)	Calculated using the respective discount rate for each lease.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforward	$22,129	$22,805
Other reserves	885	1,095
State taxes and other	1,371	1,657
Depreciation	1,695	1,853
Total gross deferred tax assets	26,080	27,410

Deferred Tax Liabilities:
Amortization	(55)	(34)
Deferred revenue	(22)	(22)
Other	—	(167)
Total gross deferred tax liabilities	(77)	(223)

Less: valuation allowance	(26,003)	(27,187)

Deferred tax assets, net	$—	$—

At December 31, 2024 and 2023, the net operating loss carryforwards for federal income tax purposes totaled approximately $102.0 million and $103.8 million, respectively, of which $8.2 million will expire between 2031 and 2033. The remaining losses can be carried forward indefinitely and are subject to an 80% taxable income limitation.

The Company’s income tax benefit (provision), net was included in the consolidated statements of operations as follows (in thousands):

	2024	2023	2022
Current:
Federal	$(5)	$(14)	$—
State	1,105	(4,548)	(359)
Current income tax benefit (provision), net	1,100	(4,562)	(359)

Deferred:
Federal	(734)	(123)	2,568
State	(450)	(208)	654
Change in valuation allowance	1,184	331	(3,222)
Deferred income tax benefit (provision), net	—	—	—

Income tax benefit (provision), net	$1,100	$(4,562)	$(359)

The differences between the income tax benefit (provision) calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax benefit (provision), net were as follows (in thousands):

	2024	2023	2022
Expected federal tax expense at statutory rate	$(5,887)	$(45,033)	$(18,406)
Tax impact of REIT election	6,004	40,767	20,981
Expected tax benefit (provision) of TRS	117	(4,266)	2,575

State income tax benefit, net of federal (provision)	685	(164)	517
Change in valuation allowance	1,184	331	(3,222)
Other permanent items	(886)	(463)	(729)
Tax refunds and credits	—	—	500
Income tax benefit (provision), net	$1,100	$(4,562)	$(359)

The Company’s tax years from 2021 to 2024 will remain open to examination by the federal and state authorities for three and four years, respectively.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2024			2023		2022
	Amount		%	Amount	%	Amount	%
Common Stock:
Ordinary income (1)	$0.340	(2)	100%	$—	—%	$0.100	100%
Capital gain	—		—	0.300	100	—	—
Return of capital	—		—	—	—	—	—
Total	$0.340		100%	$0.300	100%	$0.100	100%

Preferred Stock — Series G
Ordinary income (1)	$0.998		100%	$—	—%	$0.567	100%
Capital gain	—		—	0.469	100	—	—
Return of capital	—		—	—	—	—	—
Total	$0.998		100%	$0.469	100%	$0.567	100%

Preferred Stock — Series H
Ordinary income (1)	$1.531		100%	$—	—%	$1.531	100%
Capital gain	—		—	1.531	100	—	—
Return of capital	—		—	—	—	—	—
Total	$1.531		100%	$1.531	100%	$1.531	100%

Preferred Stock — Series I
Ordinary income (1)	$1.425		100%	$—	—%	$1.425	100%
Capital gain	—		—	1.425	100	—	—
Return of capital	—		—	—	—	—	—
Total	$1.425		100%	$1.425	100%	$1.425	100%
(1)	Ordinary income qualifies for Section 199A treatment per the 2017 Tax Cuts and Jobs Act.
(2)	The 2024 common stock distribution is treated as paid in two tax years for income tax purposes, with approximately $0.28 per share taxable in 2024 and $0.06 per share taxable in 2025.

11. Stockholders’ Equity

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

Common Stock

Stock Repurchase Program. In February 2021, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s aggregate common and preferred stock. The stock repurchase program has no stated expiration date. In February 2023, the Company’s board of directors reauthorized the existing stock repurchase program and restored the $500.0 million of aggregate common and preferred stock allowed to be repurchased under the program.

Details of the Company’s repurchases were as follows (dollars in thousands):

	2024	2023	2022
Number of common shares repurchased	2,764,837	5,971,192	10,245,324
Cost, including fees and commissions	$27,238	$56,403	$108,442
Number of preferred shares repurchased	—	—	—

As of December 31, 2024, $427.5 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

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

No common stock was issued in 2024, 2023, and 2022 under either the 2023 ATM Agreements or the 2017 ATM Agreements, leaving $300.0 million available for sale as of December 31, 2024.

Dividends and Distributions

The Company declared dividends and distributions per share on its preferred stock and common stock, respectively, as follows:

	2024	2023	2022
Series G preferred stock	$0.937500	$0.469437	$0.567112
Series H preferred stock	$1.531252	$1.531252	$1.531252
Series I preferred stock	$1.425000	$1.425000	$1.425000
Common stock	$0.340000	$0.300000	$0.100000

12. Incentive Award Plan

The Company’s Incentive Award Plan (the “Plan”) provides for granting discretionary awards to employees, consultants, and non-employee directors. The awards may be made in the form of options, restricted stock awards, dividend equivalents, stock payments, restricted stock units, other incentive awards, LTIP units, or share appreciation rights. The Company has reserved 3,750,000 common shares for issuance under the Plan, and 1,332,223 shares remain available for future issuance as of December 31, 2024. At December 31, 2024, only shares of restricted stock were issued and outstanding under the Plan.

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

As of December 31, 2024, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (in thousands):

	2024	2023	2022
Amortization expense, including forfeitures	$10,456	$10,775	$10,891

Capitalized compensation cost (1)	$200	$467	$481
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

As of December 31, 2024, $9.7 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 21 months.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,032,266	$11.11	1,289,146	$11.65	1,463,315	$12.15
Granted	444,077	$10.66	450,964	$10.58	555,501	$11.41
Vested	(719,924)	$11.25	(699,652)	$11.76	(694,863)	$12.50
Forfeited	(68,131)	$10.89	(8,192)	$11.12	(34,807)	$11.79
Outstanding at end of year	688,288	$10.70	1,032,266	$11.11	1,289,146	$11.65

Restricted Stock Units

In February 2024, 2023 and 2022, the Company granted restricted stock units that vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Equity Lodging/Resorts Index who have a market capitalization in excess of $500 million as of the date specified in the applicable award agreement (the “TSR Three-Year Performance Period Shares”). The number of TSR Three-Year Performance Period Shares that may become vested ranges from zero to 200% of the number of related shares granted to the employee, based on the level of achievement of the foregoing performance measure.

Additionally, in February 2022, the Company granted special awards that vested in January 2024 after a two-year performance period that ended on December 31, 2023 (the “TSR Two-Year Performance Period Shares”), which were subject to the same achievement conditions as the TSR Three-Year Performance Period Shares.

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

The following is a summary of non-vested restricted stock unit activity:

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,076,160	$10.69	612,584	$10.40	—	$—
Granted (at target performance)	475,746	$11.50	463,576	$11.07	612,584	$10.40
Vested	(119,732)	$11.21	—	$—	—	$—
Forfeited	(50,100)	$11.21	—	$—	—	$—
Outstanding at end of year	1,382,074	$10.90	1,076,160	$10.69	612,584	$10.40

The grant date fair values of the performance awards were determined based on a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Expected Volatility	Dividend Yield (1)	Risk-Free Rate	Expected Term
February 12, 2024
TSR Three-Year Performance Period Shares	31.0%	—	4.34%	3 years

February 9, 2023
TSR Three-Year Performance Period Shares	38.0%	—	4.18%	3 years

February 10, 2022
TSR Three-Year Performance Period Shares	41.0%	—	1.78%	3 years
TSR Two-Year Performance Period Shares	41.0%	—	1.56%	2 years

March 7, 2022
Stock Price Target Five-Year Performance Period Shares	40.0%	—	1.72%	5 years
(1)	Dividend equivalents are assumed to be reinvested in shares of the Company’s common stock and dividend equivalents will only be paid to the extent the award vests.

13. Segment Information

The Company considers each of its hotels to be an operating segment and allocates resources and assesses the operating performance for each hotel individually. The Company has aggregated its hotels into a single reportable segment, Hotel Ownership, based on the following aggregation criteria:

●	All of the Company’s hotels offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services;
●	The Company utilizes third-party hotel management companies to deliver its products and services to its customers across all of its hotels;
●	The Company’s hotels are designed and operated to appeal to similar individuals, groups, leisure, and business customers that travel to its hotels; and
●	The Company’s third-party hotel managers utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services across all of its hotels.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews and makes decisions on all facets of the Company’s business using all available financial and non-financial data for each hotel individually. Capital allocation decisions to acquire, sell, enhance, redevelop, or perform renewal and replacement expenditures are determined on a hotel-by-hotel basis. Specifically, the CODM reviews the results of each hotel to assess the hotel’s profitability. The CODM does not use aggregated data by brand, property type, or geography to formulate the Company’s operating and investment strategy, to manage its business, or to make decisions about resource allocation. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, depreciation, and amortization for REITs, adjusted to exclude the following items that are not reflective of its ongoing operating performance or incurred in the normal course of business (“Hotel Adjusted EBITDAre”):

●	Business interruption insurance proceeds;
●	Property-level hurricane-related restoration expenses and legal fees;
●	Pre-opening costs associated with extensive renovation projects;

●	Property-level legal settlements, restructuring, severance, and management transition costs;
●	Taxes assessed on commercial rents; and
●	Other nonrecurring identified adjustments.

The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDAre for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations, which the CODM uses to manage its business, such as how to allocate capital to its hotels and how to determine the Company’s acquisition and disposition strategies (in thousands):

	2024	2023	2022
Revenues
Hotel revenues	$905,809	$986,425	$901,991
Business interruption insurance proceeds (1)	—	—	9,987
Other revenues (2)	—	55	75
Total consolidated revenues	$905,809	$986,480	$912,053

Expenses
Room	$146,369	$158,002	$145,285
Food and beverage	182,840	193,820	174,146
Other operating	23,323	23,721	23,345
Advertising and promotion	52,180	51,958	46,979
Repairs and maintenance	35,927	38,308	36,801
Utilities	26,576	27,622	26,357
Franchise costs	18,391	16,876	15,839
Property tax, ground lease and insurance	77,221	78,796	68,979
Other property-level expenses (3)	110,833	120,247	113,336
	$673,660	$709,350	$651,067

Hotel Adjusted EBITDAre	$233,861	$276,756	$250,481

	2024	2023	2022
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$233,861	$276,756	$250,481
Business interruption insurance proceeds (1)	—	—	9,987
Other revenues (2)	—	55	75
Non-hotel operating expenses, net (4)	82	11	2,578
Property-level hurricane-related restoration expenses and legal fees (5)	—	—	(2,257)
Property-level COVID-19 relief grant (5)	1,343	—	—
Pre-opening expenses (5)	(2,633)	—	—
Property-level legal settlements (5)	(1,182)	—	—
Property-level severance (5)	—	(297)	(974)
Taxes assessed on commercial rents (5)	(480)	(553)	(176)
Amortization of right-of use assets and obligations	1,158	1,158	1,272
Corporate overhead	(29,050)	(31,412)	(35,246)
Depreciation and amortization	(124,507)	(127,062)	(126,396)
Impairment losses	—	—	(3,466)
Interest and other income	13,179	10,535	5,242
Interest expense	(50,125)	(51,679)	(32,005)
Gain on sale of assets, net	457	123,820	22,946
Gain (loss) on extinguishment of debt, net	59	9,938	(936)
Income tax benefit (provision), net	1,100	(4,562)	(359)
Net income	$43,262	$206,708	$90,766
(1)	Includes business interruption insurance proceeds received by the Company in 2022 related to COVID-19 disruption at the Company’s hotels. The CODM excludes business interruption proceeds because they are non-recurring and not indicative of the performance of the Company’s hotels for the applicable period.

(2)	Other revenues include the amortization of any favorable or unfavorable contract intangibles recorded in conjunction with the Company’s hotel acquisitions. The CODM excludes the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating the performance of the Company’s hotels.
(3)	Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(4)	Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the Company’s consolidated statements of operations for 2024, 2023, and 2022, and include corporate-level current year property taxes, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
(5)	When assessing a hotel’s operating performance, the CODM excludes certain items that are not indicative of the ongoing operating performance of the Company’s hotels, such as hurricane-related restoration expenses and legal fees, property-level grants, pre-opening expenses associated with extensive renovation projects such as the work being performed at the Confidante Miami Beach, property-level legal settlements and severance, and taxes assessed on commercial rents.

The CODM does not receive asset information by segment. Assets reported to the CODM are consistent with those included on the Company’s consolidated balance sheets, with particular emphasis on the Company’s cash and cash equivalents, restricted cash, and debt.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2024	2023	2022
Basic management fees	$24,356	$27,122	$24,858
Incentive management fees	2,463	7,534	6,696
Total basic and incentive management fees	$26,819	$34,656	$31,554

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2024	2023	2022
Franchise assessments (1)	$17,099	$15,674	$14,690
Franchise royalties (2)	1,292	1,202	1,149
Total franchise costs	$18,391	$16,876	$15,839
(1)	Includes advertising, reservation and frequent guest program assessments.
(2)	Prior to the sale of the Hyatt Centric Chicago Magnificent Mile in February 2022 (see Note 4), franchise royalties included key money received from the hotel’s franchisor, which the Company was amortizing over the term of the hotel’s franchise agreement.

Renovation and Construction Commitments

At December 31, 2024, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2024 totaled $58.1 million.

401(k) Savings and Retirement Plan

The Company’s corporate employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2024, 2023, and 2022, and were included in corporate overhead expense on the Company’s consolidated statements of operations.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $2.0 million, $1.6 million, and $1.4 million in 2024, 2023, and 2022, respectively.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2024, approximately 28.0% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of December 31, 2024, our hotels were geographically concentrated as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms (unaudited)	Consolidated Revenue
Northern California	3	14%	21%
Southern California	2	22%	22%
Florida	3	17%	13%
Hawaii	1	8%	15%
Washington DC	1	11%	10%

Other

In accordance with the assignment-in-lieu agreement executed in December 2020 between the Company and the mortgage holder of a hotel disposed of in a prior year, the Company was required to retain reserves for certain current and potential employee-related obligations (the “potential obligation”), of which $10.5 million remained at December 31, 2021. A total of $0.3 million in benefits were paid during 2024, 2023, and 2022. In addition, the remaining potential obligation was reassessed at the end of every quarter, resulting in gains on extinguishment of debt of $0.1 million in each of 2024, 2023, and 2022, which are included in gain (loss) on extinguishment of debt, net on the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022. In the first quarter of 2023, the Company was relieved of an additional $9.8 million of the potential obligation and the funds were released from escrow to the Company, resulting in a $9.8 million gain on extinguishment of debt. In the second quarter of 2024, the escrow agreement was terminated and the remaining $0.1 million of restricted cash held in escrow was returned to the Company.

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

At December 31, 2024, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2024. The letters of credit are collateralized with $0.2 million held in a restricted bank account owned by the Company, which is included in restricted cash on the accompanying consolidated balance sheets as of both December 31, 2024 and 2023.

The Company is subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of its hotels, its managers, and other Company matters. While it is not possible to ascertain the ultimate outcome of such matters, the Company believes that the aggregate identifiable amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on its financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

15. Subsequent Event

In January 2025, the Company entered into an interest rate swap on Term Loan 4. The swap is effective January 31, 2025, expires November 7, 2026, and fixes the SOFR rate on Term Loan 4 to 4.02%.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(In thousands)

				Cost Capitalized		Gross Amount at
		Initial costs		Subsequent to Acquisition		December 31, 2024 (1)
			Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr. (2)	Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Four Seasons Resort Napa Valley	$—	$23,514	$128,645	$—	$9,230	$23,514	$137,875	$161,389	$12,049	12/1/2021	5-40
Hilton New Orleans St. Charles	—	3,698	53,578	—	16,413	3,698	69,991	73,689	18,698	5/1/2013	5-35
Hilton San Diego Bayfront	—	—	424,992	—	33,891	—	458,883	458,883	118,729	4/15/2011	5-57
Hyatt Regency San Antonio Riverwalk	—	31,772	178,393	—	70	31,772	178,463	210,235	3,352	4/23/2024	5-40
Hyatt Regency San Francisco	—	116,140	131,430	—	108,098	116,140	239,528	355,668	108,224	12/2/2013	5-35
JW Marriott New Orleans	—	—	73,420	15,147	47,831	15,147	121,251	136,398	46,663	2/15/2011	5-35
Marriott Boston Long Wharf	—	51,598	170,238	—	82,538	51,598	252,776	304,374	137,402	3/23/2007	5-35
Marriott Long Beach Downtown	—	10,437	37,300	—	52,644	10,437	89,944	100,381	39,523	6/23/2005	5-35
Montage Healdsburg	—	40,326	194,589	108	9,083	40,434	203,672	244,106	22,248	4/22/2021	5-40
Oceans Edge Resort & Marina	—	92,510	74,361	2,515	8,150	95,025	82,511	177,536	17,640	7/25/2017	5-40
Renaissance Orlando at SeaWorld ®	—	—	119,733	30,717	79,191	30,717	198,924	229,641	112,206	6/23/2005	5-35
The Bidwell Marriott Portland	—	5,341	20,705	—	28,420	5,341	49,125	54,466	26,026	8/11/2000	5-35
The Confidante Miami Beach	—	87,791	140,725	—	1,018	87,791	141,743	229,534	9,274	6/1/2022	3-40
The Westin Washington, DC Downtown	—	14,563	132,800	—	143,414	14,563	276,214	290,777	123,463	7/13/2005	5-35
Wailea Beach Resort	—	119,707	194,137	—	129,327	119,707	323,464	443,171	108,601	7/14/2014	5-40
	$—	$597,397	$2,075,046	$48,487	$749,318	$645,884	$2,824,364	$3,470,248	$904,098
(1)	The aggregate cost of properties for federal income tax purposes is approximately $4.0 billion at December 31, 2024.
(2)	Hotel is owned by an entity whose interests are pledged to the Company’s credit facilities.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2024	2023	2022

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,201,390	$3,466,302	$3,334,153
Activity during year:
Acquisitions	210,165	—	229,030
Improvements	58,693	92,437	76,230
Dispositions	—	(357,349)	(173,111)
Balance at the end of the year	$3,470,248	$3,201,390	$3,466,302
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$811,045	$835,961	$799,641
Depreciation	93,053	96,771	95,495
Dispositions	—	(121,687)	(59,175)
Balance at the end of the year	$904,098	$811,045	$835,961