Form 10-Q
period 2025-03-31
Sunstone Hotel Investors, Inc.
filed 2025-05-06
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 198,858,961 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,855,188	$2,856,032
Operating lease right-of-use assets, net	7,782	8,464
Cash and cash equivalents	72,334	107,199
Restricted cash	76,460	73,078
Accounts receivable, net	50,371	34,109
Prepaid expenses and other assets, net	34,547	27,757
Total assets	$3,096,682	$3,106,639

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt, net of unamortized deferred financing costs	$841,559	$841,047
Operating lease obligations	11,196	12,019
Accounts payable and accrued expenses	58,264	52,722
Dividends and distributions payable	22,742	24,137
Other liabilities	85,413	72,694
Total liabilities	1,019,174	1,002,619
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both March 31, 2025 and December 31, 2024, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both March 31, 2025 and December 31, 2024, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both March 31, 2025 and December 31, 2024, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 200,369,510 shares issued and outstanding at March 31, 2025 and 200,824,993 shares issued and outstanding at December 31, 2024	2,004	2,008
Additional paid in capital	2,385,648	2,395,702
Distributions in excess of retained earnings	(591,394)	(574,940)
Total stockholders’ equity	2,077,508	2,104,020

Total liabilities and stockholders' equity	$3,096,682	$3,106,639

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Room	$144,921	$135,815
Food and beverage	67,128	61,339
Other operating	22,016	20,012
Total revenues	234,065	217,166
OPERATING EXPENSES
Room	39,110	35,551
Food and beverage	48,821	44,315
Other operating	5,860	5,944
Advertising and promotion	13,116	12,132
Repairs and maintenance	9,685	8,710
Utilities	6,741	5,944
Franchise costs	4,459	4,205
Property tax, ground lease and insurance	18,897	18,925
Other property-level expenses	29,725	27,623
Corporate overhead	8,905	7,518
Depreciation and amortization	32,275	29,040
Total operating expenses	217,594	199,907
Interest and other income	1,564	5,453
Interest expense	(12,682)	(11,010)
Gain on sale of assets, net	—	457
Gain on extinguishment of debt	—	21
Income before income taxes	5,353	12,180
Income tax (provision) benefit, net	(98)	855
NET INCOME	5,255	13,035
Preferred stock dividends	(3,931)	(3,683)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,324	$9,352

Basic and diluted per share amounts:
Basic income attributable to common stockholders per common share	$0.01	$0.05
Diluted income attributable to common stockholders per common share	$0.01	$0.05

Basic weighted average common shares outstanding	200,410	202,631
Diluted weighted average common shares outstanding	201,444	202,958

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2024 (audited)	11,250,000	$281,250	200,824,993	$2,008	$2,395,702	$(574,940)	$2,104,020
Amortization of deferred stock compensation	—	—	—	—	2,236	—	2,236
Issuance of restricted common stock, net	—	—	367,149	4	(4,282)	—	(4,278)
Forfeiture of restricted common stock	—	—	(861)	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,778)	(17,778)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(821,771)	(8)	(8,008)	—	(8,016)
Net income	—	—	—	—	—	5,255	5,255
Balance at March 31, 2025	11,250,000	$281,250	200,369,510	$2,004	$2,385,648	$(591,394)	$2,077,508

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2023 (audited)	11,250,000	$281,250	203,479,585	$2,035	$2,416,417	$(533,064)	$2,166,638
Amortization of deferred stock compensation	—	—	—	—	2,887	—	2,887
Issuance of restricted common stock, net	—	—	194,813	2	(3,219)	—	(3,217)
Common stock distributions declared at $0.07 per share	—	—	—	—	—	(14,364)	(14,364)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Net income	—	—	—	—	—	13,035	13,035
Balance at March 31, 2024	11,250,000	$281,250	203,674,398	$2,037	$2,416,085	$(538,076)	$2,161,296

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,255	$13,035
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	76	80
Gain on sale of assets, net	—	(457)
Gain on extinguishment of debt	—	(21)
Noncash interest on derivatives, net	982	(2,042)
Depreciation	31,894	28,782
Amortization of franchise fees and other intangibles	381	258
Amortization of deferred financing costs	863	739
Amortization of deferred stock compensation	2,064	2,770
Gain on insurance recoveries	(99)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,312)	(5,568)
Prepaid expenses and other assets	(7,633)	(6,400)
Accounts payable and other liabilities	14,701	7,319
Operating lease right-of-use assets and obligations	(141)	(11)
Net cash provided by operating activities	32,031	38,484
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	73	—
Renovations and additions to hotel properties and other assets	(28,189)	(27,664)
Net cash used in investing activities	(28,116)	(27,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(8,016)	—
Repurchases of common stock for employee tax obligations	(4,278)	(3,217)
Payments on notes payable	—	(537)
Dividends and distributions paid	(23,104)	(29,769)
Net cash used in financing activities	(35,398)	(33,523)
Net decrease in cash and cash equivalents and restricted cash	(31,483)	(22,703)
Cash and cash equivalents and restricted cash, beginning of period	180,277	493,698
Cash and cash equivalents and restricted cash, end of period	$148,794	$470,995

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	March 31,
	2025	2024
Cash and cash equivalents	$72,334	$400,678
Restricted cash	76,460	70,317
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$148,794	$470,995

	Three Months Ended March 31,
	2025	2024
Cash paid for interest, net of capitalized interest	$13,004	$15,306
Cash (refunds) paid for income taxes, net	$(145)	$3,137
Operating cash flows used for operating leases	$1,505	$1,360

Changes in operating lease right-of-use assets	$1,203	$1,136
Changes in operating lease obligations	(1,344)	(1,147)
Changes in operating lease right-of-use assets and lease obligations, net	$(141)	$(11)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Three Months Ended March 31,
	2025	2024
Accrued renovations and additions to hotel properties and other assets	$19,642	$14,512
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$521	$—
Amortization of deferred stock compensation — construction activities	$172	$117
Dividends and distributions payable	$22,742	$18,243

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

As of March 31, 2025, the Company owned 15 hotels.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Summary of Significant Accounting Policies

The Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025, contains a discussion of significant accounting policies. There have been no changes to our significant accounting policies since December 31, 2024.

New Accounting Standards and Accounting Changes

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) in each income statement line item that contains those expenses. All entities are required to apply the guidance prospectively and may apply it retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03’s additional disclosure requirements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)
Land	$645,884	$645,884
Buildings and improvements	2,849,713	2,824,364
Furniture, fixtures and equipment	462,531	445,696
Intangible assets	44,063	44,063
Construction in progress	136,355	147,250
Investment in hotel properties, gross	4,138,546	4,107,257
Accumulated depreciation and amortization	(1,283,358)	(1,251,225)
Investment in hotel properties, net	$2,855,188	$2,856,032

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2025 and December 31, 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both March 31, 2025 and December 31, 2024, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of March 31, 2025 and December 31, 2024, 52.7% and 40.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2025 (unaudited) and December 31, 2024 were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$845,000	$839,666	$845,000	$841,027

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2025 (unaudited) and December 31, 2024 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
				Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Fixed Rate	Index	Date	Date	Amount	2025	2024
Term Loan 1	Swap	3.675%	CME Term SOFR	March 17, 2023	March 17, 2026	$75,000	$193	$370
Term Loan 1	Swap	3.931%	CME Term SOFR	September 14, 2023	September 14, 2026	$100,000	(206)	186
Term Loan 4	Swap	4.020%	CME Term SOFR	January 31, 2025	November 7, 2026	$100,000	(413)	—
							$(426)	$556
(1)	The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheet as of March 31, 2025.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in an increase (decrease) to interest expense for the three months ended March 31, 2025 and 2024 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2024
Noncash interest on derivatives, net	$982	$(2,042)

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)
Prepaid expenses	$17,807	$10,488
Inventory	10,820	10,497
Deferred financing costs	1,872	2,223
Property and equipment, net	2,078	2,267
Interest rate derivatives	193	556
Deferred rent on straight-lined third-party tenant leases	413	369
Liquor licenses	930	930
Other	434	427
Total prepaid expenses and other assets, net	$34,547	$27,757

6. Debt

Debt consisted of the following (in thousands):

					Balance Outstanding as of
	March 31, 2025				March 31,	December 31,
	Rate Type		Interest Rate	Maturity Date	2025	2024
					(unaudited)
Unsecured Corporate Credit Facilities (1)
Term Loan 1	Fixed	(2)	5.32%	July 25, 2027	$175,000	$175,000
Term Loan 2	Variable		5.82%	January 25, 2028	175,000	175,000
Term Loan 3	Variable	(3)	5.77%	May 1, 2025	225,000	225,000
Term Loan 4	Fixed	(4)	5.52%	November 7, 2025	100,000	100,000
Total unsecured corporate credit facilities					$675,000	$675,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					845,000	845,000
Unamortized deferred financing costs					(3,441)	(3,953)
Debt, net of unamortized deferred financing costs					$841,559	$841,047
(1)	The variable interest rates on the Company’s unsecured corporate credit facilities are based on a pricing grid depending on the Company’s leverage ratio, plus SOFR and additional adjustments pursuant to the applicable credit agreement.
(2)	Term Loan 1 is subject to two interest rate swap derivatives (see Note 4).
(3)	Term Loan 3 has an initial maturity of May 1, 2025 with an option to extend the term by 12 months at the Company’s election, which would result in an extended maturity of May 1, 2026, upon the payment of applicable fees and the satisfaction of certain customary conditions (see Note 14).
(4)	Term Loan 4 is subject to an interest rate swap derivative (see Note 4). Term Loan 4 has an initial maturity of November 7, 2025 with two six-month extensions at the Company’s election, which would result in an extended maturity of November 7, 2026, upon the payment of applicable fees and the satisfaction of certain customary conditions.

As of March 31, 2025, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility (see Note 14). The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense on debt	$11,865	$12,313
Noncash interest on derivatives, net	982	(2,042)
Amortization of deferred financing costs	863	739
Capitalized interest	(1,028)	—
Total interest expense	$12,682	$11,010

7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)
Advance deposits	$60,980	$48,635
Property, sales and use taxes payable	10,902	10,088
Accrued interest	2,937	5,105
Deferred rent	1,099	1,433
Interest rate derivative	619	—
Management fees payable	899	1,168
Other	7,977	6,265
Total other liabilities	$85,413	$72,694

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $23.8 million and $20.2 million, respectively, in revenue related to its outstanding contract liabilities.

8. Leases

As of both March 31, 2025 and December 31, 2024, the Company had operating leases for ground, office, equipment, and airspace leases with maturity dates ranging from 2025 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)
Right-of-use assets, net	$7,782	$8,464

Lease obligations	$11,196	$12,019

Weighted average remaining lease term	19 years
Weighted average discount rate	5.6%

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,367	$1,352
Variable lease cost (1)	1,986	2,135
Sublease income (2)	(297)	(297)
Total lease cost	$3,056	$3,190
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024.

9. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. In January 2024, the annual dividend rate increased to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. Beginning with the third quarter of 2024, the annual dividend rate increased to the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. Beginning in the third quarter of 2025, the annual dividend rate will increase to the greater of 6.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Common Stock

Stock Repurchase Program. In February 2023, the Company’s board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing the Company to acquire up to an aggregate of $500.0 million of its common and preferred stock. The stock repurchase program has no stated expiration date.

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Number of common shares repurchased	821,771	—
Cost, including fees and commissions	$8,016	$—
Number of preferred shares repurchased	—	—

As of March 31, 2025, $419.5 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock (see Note 14).

ATM Agreements. In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under the ATM Agreements during the three months ended March 31, 2025 or 2024, leaving $300.0 million available for sale.

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

As of both March 31, 2025 and 2024, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization expense, including forfeitures	$2,064	$2,770

Capitalized compensation cost (1)	$172	$117
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2025	688,288	$10.70
Granted	309,565	$11.27
Vested	(311,927)	$10.95
Forfeited	(861)	$11.27
Unvested at March 31, 2025	685,065	$10.84

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return (“RSR”) or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity at target performance:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2025	1,382,074	$10.90
Granted	429,587	$11.48
Vested (1)	(257,911)	$12.44
Forfeited	(118,018)	$11.29
Unvested at March 31, 2025	1,435,732	$10.77

(1)	Includes vested shares at target performance. In January 2025, the 2022 RSR Three-Year Performance Period restricted stock units vested between the target and maximum levels at 169.2% of target, resulting in the additional vesting of 176,286 shares of the Company’s common stock with a grant date fair value of $12.46.

The restricted stock units granted during the first three months of 2025 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

Expected volatility	30.0%
Dividend yield (1)	—
Risk-free rate	4.47%
Expected term	3 years
(1)	Dividend equivalents are assumed to be reinvested in shares of the Company’s common stock and dividend equivalents will only be paid to the extent the award vests.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$5,255	$13,035
Preferred stock dividends	(3,931)	(3,683)
Distributions paid to participating securities	(62)	(65)
Numerator for basic and diluted income attributable to common stockholders	$1,262	$9,287
Denominator:
Weighted average basic common shares outstanding	200,410	202,631
Unvested restricted stock units	1,034	327
Weighted average diluted common shares outstanding	201,444	202,958

Basic income attributable to common stockholders per common share	$0.01	$0.05
Diluted income attributable to common stockholders per common share	$0.01	$0.05

In its calculation of diluted earnings per share, the Company excluded 685,065 and 929,928 anti-dilutive unvested time-based restricted stock awards for the three months ended March 31, 2025 and 2024, respectively (see Note 10).

The Company also had 1,435,732 and 1,382,074 unvested performance-based restricted stock units as of March 31, 2025 and 2024, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 10). Based on the Company’s total relative shareholder return and the Company’s common stock performance, the Company excluded 617,591 anti-dilutive performance based restricted stock units from its calculation of diluted earnings per share for the three months ended March 31, 2025. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three months ended March 31, 2024.

12. Segment Information

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

	Three Months Ended March 31,
	2025	2024
Revenues
Total revenues	$234,065	$217,166

Operating Expenses
Room	38,266	35,551
Food and beverage	47,891	44,315
Other operating	5,771	5,944
Advertising and promotion	12,501	12,132
Repairs and maintenance	9,537	8,710
Utilities	6,741	5,944
Franchise costs	4,459	4,205
Property tax, ground lease and insurance	19,029	19,104
Other property-level expenses (1)	29,098	28,966
	173,293	164,871

Hotel Adjusted EBITDAre	$60,772	$52,295

	Three Months Ended March 31,
	2025	2024
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$60,772	$52,295
Non-hotel operating expenses, net (2)	7	(10)
Pre-opening expenses (3)	(3,253)	—
Property-level COVID-19 relief grant (3)	—	1,343
Taxes assessed on commercial rents (3)	(163)	(99)
Amortization of right-of use assets and obligations	288	288
Corporate overhead	(8,905)	(7,518)
Depreciation and amortization	(32,275)	(29,040)
Interest and other income	1,564	5,453
Interest expense	(12,682)	(11,010)
Gain on sale of assets, net	—	457
Gain on extinguishment of debt	—	21
Income tax (provision) benefit, net	(98)	855
Net income	$5,255	$13,035
(1)	Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(2)	Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the Company’s consolidated statements of operations for the three months ended March 31, 2025 and 2024, and include corporate-level current year property taxes and insurance, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
(3)	When assessing a hotel’s operating performance, the CODM excludes certain items that are not indicative of the ongoing operating performance of the Company’s hotels, such as pre-opening expenses associated with extensive renovation projects such as the work being performed at Andaz Miami Beach, property-level grants, and taxes assessed on commercial rents.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2024
Basic management fees	$6,397	$5,974
Incentive management fees	1,585	3,029
Total basic and incentive management fees	$7,982	$9,003

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotels. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. The license and franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of trademarks. Compliance with such standards may from time to time require the Company to make significant expenditures for capital improvements.

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2024
Franchise assessments (1)	$4,061	$3,882
Franchise royalties	398	323
Total franchise costs	$4,459	$4,205
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At March 31, 2025, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at March 31, 2025 totaled $51.3 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington, DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of March 31, 2025, our hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
Northern California	3	14%	21%
Southern California	2	22%	22%
Florida	3	17%	12%
Hawaii	1	8%	15%
Washington, DC	1	11%	10%

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

At March 31, 2025, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2025.

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

14. Subsequent Events

On April 1, 2025, the Company exercised its option to extend the maturity of its $225.0 million unsecured Term Loan 3 from May 1, 2025 to May 1, 2026.

On April 10, 2025, the Company drew down $27.0 million on its $500.0 million credit facility, leaving $473.0 million of capacity available for borrowing under the facility. The Company intends to use the proceeds for general corporate purposes and expects to repay all, or substantially all, of the draw in the second quarter of 2025. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

On May 3, 2025, the Company opened Andaz Miami Beach, following a complete transformation of the property.

Subsequent to the end of the first quarter of 2025 and through the date of issuance of these financial statements, the Company repurchased 1,510,549 shares of its common stock for $12.8 million, including fees and commissions, leaving $406.8 million remaining for repurchase under the Company’s stock repurchase program.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2025, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	we own upper upscale and luxury hotels located in urban and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, uncertainty in connection with certain international economic and political relationships, including political disputes and the imposition of tariffs affecting commodity costs, pandemics, natural disasters, civil unrest and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and similar technologies could lessen the need for business-related travel and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings, and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings, or improvements, including commodity cost increases resulting from inflation or the implementation of international tariffs, and delays due to supply chain disruptions, may exceed our expectations or cause other problems;
●	delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;

●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;
●	because we are a REIT, we depend on third parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Marriott, Hyatt, Hilton, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	corporate responsibility, specifically related to environmental sustainability, social responsibility and corporate governance (“ESG”) factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or otherwise comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect;
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud;
●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, restrictions, requirements and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	certain of our unsecured term loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all;
●	our organizational documents contain no limitations on the amount of debt we can incur so we may become too highly leveraged;
●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	legislative or other actions affecting REITs could have a negative effect on us; and
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves.

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

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2025, we owned 15 hotels (the “15 Hotels”), which average 484 rooms in size. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which has established itself in a resort destination market.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment, and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits, and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent, and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, property insurance proceeds we have received, miscellaneous income, and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain on sale of assets, net, which includes the gains we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax (provision) benefit, net, which includes federal and state income taxes charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at Andaz Miami Beach; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at Andaz Miami Beach; debt resolution costs; preferred stock redemption charges; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by inflation or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers and by changes in the value of the U.S. dollar in relation to other currencies, which may make international travel more affordable; whereas operating results at our hotels in gateway markets may be negatively affected by reduced demand from international travelers due to uncertainty in connection with certain international and political relationships, including political disputes and the imposition of tariffs, financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. In the years since the COVID-19 pandemic, U.S. hotel supply growth has been below historic levels in most markets as the cost of construction and the cost and availability of financing have not been conducive to the development of new hotels. More recently, tariffs are expected to increase the commodity costs associated with the development of new hotels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for the three months ended March 31, 2025 and 2024, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2025	2024	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$144,921	$135,815	$9,106	6.7%
Food and beverage	67,128	61,339	5,789	9.4%
Other operating	22,016	20,012	2,004	10.0%
Total revenues	234,065	217,166	16,899	7.8%
OPERATING EXPENSES
Hotel operating	146,689	135,726	10,963	8.1%
Other property-level expenses	29,725	27,623	2,102	7.6%
Corporate overhead	8,905	7,518	1,387	18.4%
Depreciation and amortization	32,275	29,040	3,235	11.1%
Total operating expenses	217,594	199,907	17,687	8.8%
Interest and other income	1,564	5,453	(3,889)	(71.3)%
Interest expense	(12,682)	(11,010)	(1,672)	(15.2)%
Gain on sale of assets, net	—	457	(457)	(100.0)%
Gain on extinguishment of debt	—	21	(21)	(100.0)%
Income before income taxes	5,353	12,180	(6,827)	(56.1)%
Income tax (provision) benefit, net	(98)	855	(953)	(111.5)%
NET INCOME	5,255	13,035	(7,780)	(59.7)%
Preferred stock dividends	(3,931)	(3,683)	(248)	(6.7)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,324	$9,352	$(8,028)	(85.8)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Acquisition: In April 2024, we acquired the Hyatt Regency San Antonio Riverwalk. As a result, our revenues, operating expenses, and depreciation expense in the first quarter of 2025 are not comparable to the same period in 2024.
●	Hotel Renovations: During 2024, operations at The Confidante Miami Beach and the Renaissance Long Beach (the “Two Renovation Hotels”) were negatively impacted by renovations as they transitioned to Andaz Miami Beach and the Marriott Long Beach Downtown, respectively. In March 2024, we temporarily suspended operations at The Confidante Miami Beach to allow the extensive renovation work to be performed more efficiently. The resort resumed operations as Andaz Miami Beach in May 2025. The Renaissance Long Beach converted to Marriott Long Beach Downtown in March 2024. Renovation work at the hotel continued through the end of the second quarter of 2024, and the hotel began to ramp-up operations in the third quarter of 2024. As a result of these two renovations, our revenues and operating expenses in the first quarter of 2025 are not comparable to the same period in 2024.

Room revenue. Room revenue increased $9.1 million, or 6.7%, in the first quarter of 2025 as compared to the first quarter of 2024 as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase by $7.7 million. Occupancy was 68.6% and the average daily rate was $196.95, resulting in RevPAR of $135.11.

●	Room revenue at the 12 hotels we owned during the entirety of the first quarters of both 2025 and 2024, excluding the Two Renovation Hotels (the “Comparable Portfolio”) increased $1.3 million. Occupancy increased 70 basis points and the average daily room rate increased 1.0%, resulting in a 2.0% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by continued strength in group activity, primarily at the Hyatt Regency San Francisco, Wailea Beach Resort, The Bidwell Marriott Portland, and JW Marriott New Orleans, as well as increased inauguration-related demand at The Westin Washington, DC Downtown. These positive impacts were partially reduced by the negative effects of an island-wide moderation in leisure demand in Maui combined with a soft goods renovation at the Wailea Beach Resort negatively affecting transient demand, and the reduction of government groups, as well as organizations whose conferences are partially funded by the government, at the Hilton San Diego Bayfront and The Westin Washington, DC Downtown. We expect government-related travel may continue to decline in 2025 due to the current administration’s cost controlling initiatives.

	Three Months Ended March 31,
	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	73.2%	$333.19	$243.90	72.5%	$329.75	$239.07	70	bps	1.0%	2.0%
●	The Two Renovation Hotels caused room revenue to increase by $0.2 million. Occupancy increased 660 basis points and the average daily room rate decreased 5.2%, resulting in an 11.8% increase in RevPAR.

	Three Months Ended March 31,
	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	43.3%	$236.24	$102.29	36.7%	$249.29	$91.49	660	bps	(5.2)%	11.8%

Food and beverage revenue. Food and beverage revenue increased $5.8 million, or 9.4%, in the first quarter of 2025 as compared to the first quarter of 2024, as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage revenue to increase by $3.4 million.
●	Food and beverage revenue at the Comparable Portfolio increased $1.2 million due to increased banquet revenues, partially offset by decreased outlet revenues. Banquet revenue increased at the Hyatt Regency San Francisco due to increases in the number of in-house groups as well as spend per group. In addition, banquet revenue increased at the Hilton San Diego Bayfront due to growth in attendance from repeat groups, at the JW Marriott New Orleans due to the Super Bowl in February 2025, and at the Wailea Beach Resort due to increased group occupancy. These increases in banquet revenue were partially offset by decreased banquet revenue at the Renaissance Orlando at SeaWorld® as either groups did not repeat from last year or they decreased their spending. Outlet revenue decreased at the Hilton San Diego Bayfront and the Wailea Beach Resort due to lower transient occupancy.
●	The Two Renovation Hotels caused food and beverage revenue to increase by $1.2 million.

Other operating revenue. Other operating revenue increased $2.0 million, or 10.0%, in the first quarter of 2025 as compared to the first quarter of 2024 as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $1.7 million.
●	Other operating revenue at the Comparable Portfolio increased $0.3 million, primarily due to increased cancellation and attrition fees, residential-related housekeeping and maintenance revenues at the Montage Healdsburg, and retail revenues. These increases were partially offset by decreased parking revenues, destination and resort fees, and spa revenues due to the decrease in transient occupancy.
●	The Two Renovation Hotels caused other operating revenue to decrease by a nominal amount.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $11.0 million, or 8.1%, in the first quarter of 2025 as compared to the first quarter of 2024 as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $6.8 million.
●	Hotel operating expenses at the Comparable Portfolio increased $3.6 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, along with increased property taxes and liability insurance. These increases were partially offset by decreased property insurance due to successful policy renewals in the third quarter of 2024, as well as decreased general excise tax assessed by Hawaii due to the decline in revenue at the Wailea Beach Resort.
●	The Two Renovation Hotels caused hotel operating expenses to increase by $0.6 million.

Other property-level expenses. Other property-level expenses increased $2.1 million, or 7.6%, in the first quarter of 2025 as compared to the first quarter of 2024 as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $1.5 million.
●	Other property-level expenses at the Comparable Portfolio increased $0.4 million, primarily due to increases in payroll and related expenses, and supply expenses. The increase in payroll and related expenses was primarily due to a $1.3 million COVID-19 relief grant received in the first quarter of 2024 at the Marriott Boston Long Wharf with no corresponding grant received in the first quarter of 2025. These increased expenses were partially offset by decreases in management fees, contract and professional fees, credit card commissions, and employee recruiting and training expenses.
●	The Two Renovation Hotels caused other property-level expenses to increase by $0.3 million.

Corporate overhead expense. Corporate overhead expense increased $1.4 million, or 18.4%, in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to increased payroll and related expenses resulting from a severance payment related to the elimination of the Chief Operating Officer position in the first quarter of 2025 in connection with the restructuring of our executive team. The increase in corporate overhead expense was also due to increased due diligence fees, professional fees, and entity-level state franchise and minimum taxes. These increased expenses were partially offset by decreased deferred stock amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.2 million, or 11.1%, in the first quarter of 2025 as compared to the first quarter of 2024 as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $2.2 million.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $0.3 million as increased expense at our newly renovated hotels was partially offset by reduced expense due to fully depreciated assets.
●	The Two Renovation Hotels caused a $0.8 million increase in depreciation and amortization expense.

Interest and other income. Interest and other income totaled $1.6 million and $5.5 million in the first quarters of 2025 and 2024, respectively.

During the first quarters of 2025 and 2024, we recognized interest income of $1.4 million and $5.5 million, respectively. Interest income decreased in the first quarter of 2025 as compared to the first quarter of 2024 due to decreases in our cash balances following our acquisition of the Hyatt Regency San Antonio Riverwalk in April 2024. In addition, during the first quarter of 2025, we recognized property insurance recoveries of $0.1 million related to 2023 fire damage at the Hilton San Diego Bayfront, as well as other miscellaneous income of $0.1 million.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense on debt	$11,865	$12,313
Noncash interest on derivatives, net	982	(2,042)
Amortization of deferred financing costs	863	739
Capitalized interest	(1,028)	—
Total interest expense	$12,682	$11,010

Interest expense increased $1.7 million, or 15.2%, in the first quarter of 2025 as compared to the same period in 2024.

The increase in interest expense during the first quarter of 2025 as compared to the same period in 2024 was primarily due to a $3.0 million noncash change in the fair market value of our derivatives, and a $0.1 million increase in the amortization of deferred financing costs due to costs incurred on Term Loan 4. These increases to interest expense were partially offset by $1.0 million of interest capitalized in the first quarter of 2025 related to the extensive renovation work at The Confidante Miami Beach as it transitions to Andaz Miami Beach, with no corresponding credit to interest expense in the first quarter of 2024. In addition, interest incurred on our debt decreased $0.4 million primarily due to decreased interest on our variable rate debt and our December 2024 repayment of the $72.1 million loan secured by the JW Marriott New Orleans, partially offset by increased interest expense due to our draw of the $100.0 million available under Term Loan 4 in December 2024.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.5% and 5.8% at March 31, 2025 and 2024, respectively. Approximately 52.7% and 51.1% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates at March 31, 2025 and 2024, respectively.

Gain on sale of assets, net. Gain on sale of assets, net totaled zero and $0.5 million for the first quarters of 2025 and 2024, respectively. In the first quarter of 2024, we recognized an additional $0.5 million net gain related to a contingency resolution at a hotel sold in a prior year.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled zero and a nominal amount for the first quarters of 2025 and 2024, respectively. In the first quarter of 2024, we recorded a nominal gain associated with reassessments of the remaining potential employee-related obligations held in escrow associated with our assignment of a hotel to the hotel’s mortgage holder in 2020.

Income tax (provision) benefit, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In the first quarter of 2025, we recognized a current income tax provision of $0.1 million, resulting from current state and federal income tax expenses.

In the first quarter of 2024, we recognized a net current income tax benefit of $0.9 million, resulting from current state and federal income tax expenses, net of any refunds.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Series G preferred stock	$745	$497
Series H preferred stock	1,761	1,761
Series I preferred stock	1,425	1,425
Total preferred stock dividends	$3,931	$3,683

In the first two quarters of 2024, the annual dividend rate on the Series G preferred stock was the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. Beginning in the third quarter of 2024, the dividend rate increased to the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort. In the third quarter of 2025, the dividend rate will increase to the greater of 6.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort.

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

We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Cumulative effect of a change in accounting principle: from time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at Andaz Miami Beach; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$5,255	$13,035
Depreciation and amortization	32,275	29,040
Interest expense	12,682	11,010
Income tax provision (benefit), net	98	(855)
Gain on sale of assets, net	—	(457)
EBITDAre	50,310	51,773

Amortization of deferred stock compensation	2,064	2,770
Amortization of right-of-use assets and obligations	(141)	(11)
Gain on extinguishment of debt	—	(21)
Gain on insurance recoveries	(99)	—
Pre-opening costs	3,253	—
Management transition costs	1,869	—
Adjustments to EBITDAre, net	6,946	2,738
Adjusted EBITDAre	$57,256	$54,511

Adjusted EBITDAre increased $2.7 million, or 5.0%, in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to the following:

●	The Hyatt Regency San Antonio Riverwalk recorded Adjusted EBITDAre of $4.6 million in the first quarter of 2025.
●	Adjusted EBITDAre at the Two Renovation Hotels increased $3.7 million, or 163.8%, in the first quarter of 2025 as compared to the same period in 2024 primarily due to the changes in the Two Renovation Hotels’ revenues and expenses included in the discussion above regarding the operating results for the first quarter of 2025.
●	Adjusted EBITDAre at the Comparable Portfolio increased nominally in the first quarter of 2025 as compared to the same period in 2024 primarily due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the first quarter of 2025.
●	Corporate-level Adjusted EBITDAre decreased $5.6 million in the first quarter of 2025 as compared to the same period in 2024 primarily due to a $3.9 million decrease in interest and other income and a $1.4 million increase in corporate overhead expense.

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

We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and obligations: we exclude the amortization of our real estate right-of-use assets and related lease obligations (with the exception of our corporate operating lease) as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives. We believe that these items are not reflective of our ongoing finance costs.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work being performed at Andaz Miami Beach; debt resolution costs; preferred stock redemption charges; lease terminations; property insurance restoration proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; and other nonrecurring identified adjustments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$5,255	$13,035
Preferred stock dividends	(3,931)	(3,683)
Real estate depreciation and amortization	31,918	28,755
Gain on sale of assets, net	—	(457)
FFO attributable to common stockholders	33,242	37,650

Amortization of deferred stock compensation	2,064	2,770
Real estate amortization of right-of-use assets and obligations	(126)	(122)
Amortization of contract intangibles, net	315	231
Noncash interest on derivatives, net	982	(2,042)
Gain on extinguishment of debt	—	(21)
Gain on insurance recoveries	(99)	—
Pre-opening costs	3,253	—
Management transition costs	1,869	—
Prior year income tax benefit, net	—	(948)
Adjustments to FFO attributable to common stockholders, net	8,258	(132)
Adjusted FFO attributable to common stockholders	$41,500	$37,518

Adjusted FFO attributable to common stockholders increased $4.0 million, or 10.6%, in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, operating expenses, repurchases of our common stock, repayments of notes payable, and dividends and distributions on our preferred and common stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $32.0 million in the first three months of 2025 as compared to $38.5 million in the first three months of 2024. The net decrease in cash provided by operating activities during the first three months of 2025 as compared to the same period in 2024 was primarily due to decreases in interest income resulting from our lower cash balances and increases in corporate-level expenses, partially offset by additional operating cash provided by the increase in travel demand benefiting our hotels as well as the acquisition of the Hyatt Regency San Antonio Riverwalk.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first three months of 2025 as compared to the first three months of 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Proceeds from property insurance	$73	$—
Renovations and additions to hotel properties and other assets	(28,189)	(27,664)
Net cash used in investing activities	$(28,116)	$(27,664)

During the first three months of 2025, we invested $28.2 million for renovations and additions to our portfolio and other assets and received $0.1 million in property insurance proceeds related to 2023 fire damage at the Hilton San Diego Bayfront.

During the first three months of 2024, we invested $27.7 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of debt, including draws on our credit facility and term loans, and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2025 as compared to the first three months of 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Repurchases of outstanding common stock	$(8,016)	$—
Repurchases of common stock for employee tax obligations	(4,278)	(3,217)
Payments on notes payable	—	(537)
Dividends and distributions paid	(23,104)	(29,769)
Net cash used in financing activities	$(35,398)	$(33,523)

During the first three months of 2025, we paid $8.0 million to repurchase 821,771 shares of our outstanding common stock, $4.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees and $23.1 million in dividends and distributions to our preferred and common stockholders.

During the first three months of 2024, we paid $3.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.5 million in scheduled principal payments on the loan secured by the JW Marriott New Orleans and $29.8 million in dividends and distributions to our preferred and common stockholders.

Future. We expect our primary sources of cash will continue to be our operating activities, working capital, borrowing under our credit facility, additional issuances of debt, dispositions of hotel properties and proceeds from offerings of common and preferred stock. However, there can be no assurance that our future asset sales, debt issuances or equity offerings will be successfully completed. As a result of potential increases in inflation rates and interest rates, as well as possible recessionary periods in the future, certain sources of capital may not be as readily available to us as they have in the past or may only be available at higher costs.

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our debt and credit facility, interest expense, repurchases of our common stock, distributions on our common stock, dividends on our preferred stock, and acquisitions of hotels or interests in hotels.

While inflation began to decrease in 2024, the recent uncertainty in the market in connection with certain international economic and political relationships, including political disputes and the imposition of tariffs affecting commodity costs, has had a negative effect on our operations. Prior to the recently announced tariffs, we experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, liability insurance, utilities, and borrowing costs. The imposition of recently announced tariffs could exacerbate existing cost pressures and create additional inflationary pressures that could further impact our results of operations. The ability of our hotel operators to adjust rates has historically mitigated the impact of increased operating costs on our financial position and results of operations. In addition, any increases in interest rates by the Federal Reserve Board in response to increases in inflation will negatively affect our variable rate debt, resulting in increased interest payments.

Cash Balance. As of March 31, 2025, our unrestricted cash balance was $72.3 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of March 31, 2025, we had $845.0 million of debt, $148.8 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates, and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In January 2025, we entered into an interest rate swap on Term Loan 4, which is effective January 31, 2025, expires November 7, 2026, and fixes the SOFR rate at 4.02%.

As of March 31, 2025, 52.7% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our unsecured corporate-level Term Loan 1 and Term Loan 4, which totaled $275.0 million, and our two unsecured corporate-level senior notes, which totaled $170.0 million.

The Company’s floating rate debt as of March 31, 2025 included our unsecured corporate-level Term Loan 2 and Term Loan 3 which totaled $400.0 million.

In April 2025, we exercised our option to extend the maturity date of Term Loan 3 from May 2025 to May 2026. In addition, in April 2025, we drew down $27.0 million on our credit facility. We intend to use the proceeds for general corporate purposes and to repay all, or substantially all, of the draw in the second quarter of 2025.

We may in the future seek to obtain mortgages on one or more of our 15 unencumbered hotels (subject to certain provisions under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of March 31, 2025. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of March 31, 2025 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt (1)	$845,000	$65,000	$780,000	$—	$—
Interest obligations on debt (1) (2)	96,498	46,006	50,492	—	—
Operating lease obligations, including imputed interest (3)	12,919	5,145	5,012	1,784	978
Construction commitments	51,274	51,274	—	—	—
Total	$1,005,691	$167,425	$835,504	$1,784	$978
(1)	Debt and interest obligations on debt include the $225.0 million unsecured Term Loan 3 as if the April 2025 exercise of our option to extend the loan’s maturity had occurred on March 31, 2025, and the $100.0 million unsecured Term Loan 4 assuming we have exercised our two available options to extend the loan’s maturity from November 2025 to November 2026, upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at March 31, 2025, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $28.2 million and $27.7 million in our portfolio and other assets during the first three months of 2025 and 2024, respectively. As of March 31, 2025, we have contractual construction commitments totaling $51.3 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 3.0% and 5.5% of the respective hotel’s applicable annual revenue. As of March 31, 2025, our balance sheet includes restricted cash of $76.3 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain management agreements, reserve funds are to be held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures, or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than our revenue.

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

As of March 31, 2025, 52.7% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.0 million based on the variable rates at March 31, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.
(b)None.
(c)	In February 2023, our board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million amount of its aggregate common and preferred stock. The stock repurchase program has no stated expiration date. During the three months ended March 31, 2025, the Company repurchased 821,771 shares of its common stock for a total purchase price of $8.0 million, including fees and commissions, leaving $419.5 million remaining under the stock repurchase program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

During the three months ended March 31, 2025, the Company withheld 376,613 shares of its restricted stock at an average market value of $11.36 per share and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2025 - January 31, 2025	240,093	$11.47	—	$427,510,479
February 1, 2025 - February 28, 2025	129,770	$11.20	—	$427,510,479
March 1, 2025 - March 31, 2025	828,521	$9.74	821,771	$419,510,517
Total	1,198,384	$10.25	821,771	$419,510,517

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Fifth Amended and Restated Employment Agreement, dated February 18, 2025, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia. * #

10.2	Amended and Restated Employment Agreement, dated February 18, 2025, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Aaron Reyes. * #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 6, 2025	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)