Form 10-Q
period 2025-09-30
Sunstone Hotel Investors, Inc.
filed 2025-11-07
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 189,903,149 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,779,057	$2,856,032
Operating lease right-of-use assets, net	5,477	8,464
Cash and cash equivalents	121,136	107,199
Restricted cash	76,433	73,078
Accounts receivable, net	29,444	34,109
Prepaid expenses and other assets, net	37,942	27,757
Total assets	$3,049,489	$3,106,639

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt, net of unamortized deferred financing costs	$917,452	$841,047
Operating lease obligations	8,574	12,019
Accounts payable and accrued expenses	63,942	52,722
Dividends and distributions payable	22,060	24,137
Other liabilities	77,866	72,694
Total liabilities	1,089,894	1,002,619
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both September 30, 2025 and December 31, 2024, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at both September 30, 2025 and December 31, 2024, stated at liquidation preference of $25.00 per share	115,000	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 4,000,000 shares issued and outstanding at both September 30, 2025 and December 31, 2024, stated at liquidation preference of $25.00 per share	100,000	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 189,911,794 shares issued and outstanding at September 30, 2025 and 200,824,993 shares issued and outstanding at December 31, 2024	1,899	2,008
Additional paid in capital	2,298,073	2,395,702
Distributions in excess of retained earnings	(621,627)	(574,940)
Total stockholders’ equity	1,959,595	2,104,020

Total liabilities and stockholders' equity	$3,049,489	$3,106,639

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Room	$139,523	$138,759	$440,492	$425,870
Food and beverage	64,419	63,866	209,573	196,572
Other operating	25,381	23,767	73,095	68,597
Total revenues	229,323	226,392	723,160	691,039
OPERATING EXPENSES
Room	39,303	37,453	119,272	110,349
Food and beverage	48,717	46,286	150,566	138,343
Other operating	6,337	5,815	18,707	18,153
Advertising and promotion	13,420	13,220	40,758	38,326
Repairs and maintenance	9,954	9,094	29,514	26,783
Utilities	7,832	7,670	21,624	19,909
Franchise costs	4,471	4,711	13,773	13,735
Property tax, ground lease and insurance	19,574	19,777	57,425	58,686
Other property-level expenses	26,926	26,702	88,184	82,445
Corporate overhead	6,970	7,577	24,221	23,263
Depreciation and amortization	33,928	31,689	100,328	91,841
Total operating expenses	217,432	209,994	664,372	621,833
Interest and other income	3,160	2,350	7,024	11,306
Interest expense	(13,412)	(15,982)	(39,258)	(39,685)
(Loss) gain on sale of assets, net	—	—	(8,751)	457
(Loss) gain on extinguishment of debt	(180)	—	(180)	59
Income before income taxes	1,459	2,766	17,623	41,343
Income tax (provision) benefit, net	(137)	483	(272)	1,083
NET INCOME	1,322	3,249	17,351	42,426
Preferred stock dividends	(4,262)	(3,931)	(12,125)	(11,297)
(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,940)	$(682)	$5,226	$31,129

Basic and diluted per share amounts:
Basic (loss) income attributable to common stockholders per common share	$(0.02)	$0.00	$0.03	$0.15
Diluted (loss) income attributable to common stockholders per common share	$(0.02)	$0.00	$0.03	$0.15

Basic weighted average common shares outstanding	189,253	201,402	195,110	202,261
Diluted weighted average common shares outstanding	189,253	201,402	195,866	202,857

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2024 (audited)	11,250,000	$281,250	200,824,993	$2,008	$2,395,702	$(574,940)	$2,104,020
Amortization of deferred stock compensation	—	—	—	—	2,236	—	2,236
Issuance of restricted common stock, net	—	—	367,149	4	(4,282)	—	(4,278)
Forfeiture of restricted common stock	—	—	(861)	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,778)	(17,778)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(821,771)	(8)	(8,008)	—	(8,016)
Net income	—	—	—	—	—	5,255	5,255
Balance at March 31, 2025	11,250,000	281,250	200,369,510	2,004	2,385,648	(591,394)	2,077,508
Amortization of deferred stock compensation	—	—	—	—	2,949	—	2,949
Issuance of restricted common stock	—	—	102,244	1	(1)	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,859)	(16,859)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(746)	(746)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(10,301,090)	(103)	(90,351)	—	(90,454)
Net income	—	—	—	—	—	10,774	10,774
Balance at June 30, 2025	11,250,000	281,250	190,170,664	1,902	2,298,245	(601,411)	1,979,986
Amortization of deferred stock compensation	—	—	—	—	2,082	—	2,082
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,276)	(17,276)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,076)	(1,076)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(258,870)	(3)	(2,254)	—	(2,257)
Net income	—	—	—	—	—	1,322	1,322
Balance at September 30, 2025	11,250,000	$281,250	189,911,794	$1,899	$2,298,073	$(621,627)	$1,959,595

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2023 (audited)	11,250,000	$281,250	203,479,585	$2,035	$2,416,417	$(533,064)	$2,166,638
Amortization of deferred stock compensation	—	—	—	—	2,887	—	2,887
Issuance of restricted common stock, net	—	—	194,813	2	(3,219)	—	(3,217)
Common stock distributions declared at $0.07 per share	—	—	—	—	—	(14,364)	(14,364)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Net income	—	—	—	—	—	13,035	13,035
Balance at March 31, 2024	11,250,000	281,250	203,674,398	2,037	2,416,085	(538,076)	2,161,296
Amortization of deferred stock compensation	—	—	—	—	3,298	—	3,298
Issuance of restricted common stock	—	—	75,002	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(18,504)	(18,504)
Series G preferred stock dividends declared at $0.187500 per share	—	—	—	—	—	(497)	(497)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(359,008)	(3)	(3,619)	—	(3,622)
Net income	—	—	—	—	—	26,142	26,142
Balance at June 30, 2024	11,250,000	281,250	203,390,392	2,034	2,415,764	(534,121)	2,164,927
Amortization of deferred stock compensation	—	—	—	—	2,351	—	2,351
Repurchases of common stock for employee tax obligations	—	—	(91,439)	(1)	(942)	—	(943)
Forfeiture of restricted common stock	—	—	(68,131)	(1)	1	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(18,186)	(18,186)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of outstanding common stock	—	—	(2,311,365)	(23)	(22,649)	—	(22,672)
Net income	—	—	—	—	—	3,249	3,249
Balance at September 30, 2024	11,250,000	$281,250	200,919,457	$2,009	$2,394,525	$(552,989)	$2,124,795

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,351	$42,426
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	330	319
Loss (gain) on sale of assets, net	8,751	(457)
Loss (gain) on extinguishment of debt	180	(59)
Noncash interest on derivatives, net	668	1,095
Depreciation	99,188	90,862
Amortization of franchise fees and other intangibles	1,140	979
Amortization of deferred financing costs	2,782	2,219
Amortization of deferred stock compensation	6,741	8,381
Gain on insurance recoveries, net	(773)	(314)
Changes in operating assets and liabilities:
Accounts receivable, net	4,344	(17)
Prepaid expenses and other assets	(3,975)	(5,555)
Accounts payable and other liabilities	8,864	275
Operating lease right-of-use assets and obligations	(458)	(271)
Net cash provided by operating activities	145,133	139,883
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel property	46,348	—
Acquisition of hotel property and other assets	(1,269)	(229,330)
Acquisition-related key money proceeds	4,000	—
Proceeds from property insurance	875	314
Renovations and additions to hotel properties and other assets	(73,694)	(110,241)
Net cash used in investing activities	(23,740)	(339,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of outstanding common stock	(100,727)	(26,294)
Repurchases of common stock for employee tax obligations	(4,278)	(4,160)
Proceeds from credit facility	50,000	—
Payments on credit facility	(50,000)	—
Proceeds from notes payable	149,600	—
Payments on notes payable	(64,600)	(1,613)
Payments of deferred financing costs	(17,981)	—
Dividends and distributions paid	(66,115)	(69,697)
Net cash used in financing activities	(104,101)	(101,764)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,292	(301,138)
Cash and cash equivalents and restricted cash, beginning of period	180,277	493,698
Cash and cash equivalents and restricted cash, end of period	$197,569	$192,560

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	September 30,
	2025	2024
Cash and cash equivalents	$121,136	$115,542
Restricted cash	76,433	77,018
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$197,569	$192,560

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest, net of capitalized interest	$38,298	$39,734
Cash (refunds) paid for income taxes, net	$(1,222)	$3,476
Operating cash flows used for operating leases	$4,546	$4,288

Changes in operating lease right-of-use assets	$3,636	$3,425
Changes in operating lease obligations	(4,094)	(3,696)
Changes in operating lease right-of-use assets and lease obligations, net	$(458)	$(271)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Nine Months Ended September 30,
	2025	2024
Accrued renovations and additions to hotel properties and other assets	$23,408	$25,247
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$649	$—
Amortization of deferred stock compensation — construction activities	$526	$155
Dividends and distributions payable	$22,060	$22,619

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

As of September 30, 2025, the Company owned 14 hotels.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)
Land	$641,918	$645,884
Buildings and improvements	2,902,647	2,824,364
Furniture, fixtures and equipment	478,930	445,696
Intangible assets	43,938	44,063
Construction in progress	31,522	147,250
Investment in hotel properties, gross	4,098,955	4,107,257
Accumulated depreciation and amortization	(1,319,898)	(1,251,225)
Investment in hotel properties, net	$2,779,057	$2,856,032

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

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2025 and December 31, 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2025 and December 31, 2024, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of September 30, 2025 and December 31, 2024, 70.4% and 40.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2025 (unaudited) and December 31, 2024 were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$930,000	$930,340	$845,000	$841,027

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate swap derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2025 (unaudited) and December 31, 2024 (in thousands):

						Estimated Fair Value of Assets (Liabilities) (1)
		Effective	Maturity	Notional		September 30,	December 31,
Hedged Debt (2)	Fixed Rate	Date	Date	Amount		2025	2024
Term Loan 2	3.675%	March 17, 2023	March 17, 2026	$75,000		$56	$370
Term Loan 2	3.931%	September 14, 2023	September 14, 2026	$100,000		(309)	186
Term Loan 2	4.020%	January 31, 2025	November 7, 2026	$100,000		(512)	—
Term Loans 1 and 3	3.226%	September 9, 2025	September 9, 2028	$210,000	(3)	607	—
Term Loan 1	3.206%	January 10, 2026	January 10, 2028	$65,000	(4)	46	—
						$(112)	$556
(1)	All of the Company’s swap agreements are indexed to CME Term SOFR. The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheet as of September 30, 2025.
(2)	In September 2025, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which, among other things, consolidated its four previous term loans into three new term loans (see Note 6).
(3)	In September 2025, the Company entered into an interest rate swap, which is effective September 9, 2025 and expires September 9, 2028. The swap fixes the SOFR rate on a portion of Term Loans 1 and 3 to 3.226% (see Note 6).
(4)	In August 2025, the Company entered into an interest rate swap, which is effective January 10, 2026 and expires January 10, 2028. The Company intends to use the swap to fix a portion of the interest rate on Term Loan 1 to 3.206% (see Note 6).

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and nine months ended September 30, 2025 and 2024 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Noncash interest on derivatives, net	$(495)	$3,326	$668	$1,095

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)
Prepaid expenses	$13,807	$10,488
Inventory	11,488	10,497
Deferred financing costs	8,648	2,223
Property and equipment, net	1,719	2,267
Interest rate derivatives	709	556
Deferred rent on straight-lined third-party tenant leases	209	369
Liquor licenses	930	930
Other	432	427
Total prepaid expenses and other assets, net	$37,942	$27,757

6. Debt

In April 2025 and July 2025, the Company drew down $27.0 million and $23.0 million, respectively, on its $500.0 million credit facility.

In September 2025, the Company entered into the Amended Credit Agreement, which expanded its unsecured debt borrowing capacity and extended the maturity of its term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increases the aggregate amount of the Company’s term loan facilities from $675.0 million (on four existing term loans) to $850.0 million (on three new term loans). The following includes the details of the Amended Credit Agreement:

●	The maturity of the revolving credit facility was extended from July 25, 2026, with two six-month options to extend, to September 24, 2029, with two six-month options to extend;
●	The new term loan facilities include a $275.0 million term loan, of which $185.0 million was funded in September 2025 and the remaining $90.0 million is available as a one-time delayed draw at any time through February 2026 (“New Term Loan 1”), a $275.0 million term loan funded in September 2025 (“New Term Loan 2”), and a $300.0 million term loan funded in September 2025 ("New Term Loan 3”) (together the “New Term Loans”);
●	The Company utilized the $760.0 million in proceeds received from the New Term Loans to consolidate its previous four term loans into the three New Term Loans and to repay the $50.0 million outstanding on its revolving credit facility;
●	The revolving credit facility and the New Term Loans bear interest pursuant to a leverage-based pricing grid ranging from 1.40% to 2.25% and 1.35% to 2.20%, respectively, over the applicable term SOFR;
●	New Term Loan 1 has an initial maturity of January 24, 2029, with two twelve-month extension options (subject to customary fees), which would result in an extended maturity of January 24, 2031;
●	New Term Loan 2 has an initial maturity of January 24, 2030, with one twelve-month extension option (subject to customary fees), which would result in an extended maturity of January 24, 2031;
●	New Term Loan 3 has a maturity of January 24, 2031, with no available extension options; and
●	The New Term Loans are available to be prepaid at any time with no prepayment penalty.

In connection with the Amended Credit Agreement, the Company incurred debt issuance costs of $17.5 million. A total of $7.7 million of the debt issuance costs were allocated to the revolving credit facility and the delayed draw portion of New Term Loan 1 and are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of September 30, 2025, and $9.9 million of the debt issuance costs were allocated to the funded New Terms Loans and are included in debt, net of unamortized deferred financing costs on the Company’s balance sheet as of September 30, 2025. In addition, the Company recorded a $0.2 million loss on extinguishment of debt related to the accelerated amortization of deferred financing costs.

As of September 30, 2025, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Debt consisted of the following (in thousands):

					Balance Outstanding as of
		September 30, 2025			September 30,	December 31,
		Rate Type	Interest Rate	Maturity Date	2025	2024
					(unaudited)
Unsecured Corporate Credit Facilities (1)
Term Loan 1	(2)	Fixed	4.68%	January 24, 2029	$185,000	$175,000
Term Loan 2	(3)	Fixed	5.34%	January 24, 2030	275,000	175,000
Term Loan 3	(4)	Floating	5.53%	January 24, 2031	300,000	225,000
Term Loan 4	(5)	N/A	N/A	N/A	—	100,000
Total unsecured corporate credit facilities					$760,000	$675,000

Unsecured Senior Notes
Series A		Fixed	4.69%	January 10, 2026	$65,000	$65,000
Series B		Fixed	4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					930,000	845,000
Unamortized deferred financing costs					(12,548)	(3,953)
Debt, net of unamortized deferred financing costs					$917,452	$841,047
(1)	The variable interest rates on the Company’s unsecured corporate credit facilities are based on a pricing grid depending on the Company’s leverage ratio plus SOFR.
(2)	New Term Loan 1 is currently subject to one interest rate swap derivative (see Note 4). New Term Loan 1 has an initial maturity of January 24, 2029 with two twelve-month options to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)	New Term Loan 2 is subject to three interest rate swap derivatives (see Note 4). New Term Loan 2 has an initial maturity of January 24, 2030 with one twelve-month option to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.
(4)	New Term Loan 3 is subject to one interest rate swap derivative (see Note 4) covering a partial balance of $25.0 million.
(5)	Term Loan 4 was consolidated into the New Term Loans in conjunction with the Company’s Amended Credit Agreement.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on debt	$12,927	$12,395	$37,209	$37,012
Noncash interest on derivatives, net	(495)	3,326	668	1,095
Amortization of deferred financing costs	980	741	2,782	2,219
Capitalized interest	—	(480)	(1,401)	(641)
Total interest expense	$13,412	$15,982	$39,258	$39,685

7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)
Advance deposits	$49,010	$48,635
Property, sales and use taxes payable	16,808	10,088
Accrued interest	2,615	5,105
Deferred rent	894	1,433
Interest rate derivatives	821	—
Management fees payable	575	1,168
Other	7,143	6,265
Total other liabilities	$77,866	$72,694

During both the three months ended September 30, 2025 and 2024, the Company recognized approximately $4.6 million in revenue related to its outstanding contract liabilities. During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $42.6 million and $38.3 million, respectively, in revenue related to its outstanding contract liabilities.

8. Leases

As of both September 30, 2025 and December 31, 2024, the Company had operating leases for ground, office, equipment, and airspace leases with maturity dates ranging from 2025 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)
Right-of-use assets, net	$5,477	$8,464

Lease obligations	$8,574	$12,019

Weighted average remaining lease term	11 years
Weighted average discount rate	5.7%

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,380	$1,334	$4,108	$4,024
Variable lease cost (1)	2,459	2,015	6,712	6,521
Sublease income (2)	(296)	(296)	(890)	(890)
Total lease cost	$3,543	$3,053	$9,930	$9,655
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

9. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. In January 2024, the annual dividend rate increased to the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. Beginning with the third quarter of 2024, the annual dividend rate increased to the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. Beginning with the third quarter of 2025, the annual dividend rate increased to the greater of 6.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort, resulting in a dividend rate of 6.5% for the third quarter of 2025. Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Details of the Company’s repurchases were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of common shares repurchased	258,870	2,311,365	11,381,731	2,670,373
Cost, including fees and commissions	$2,257	$22,672	$100,727	$26,294
Number of preferred shares repurchased	—	—	—	—

As of September 30, 2025, $327.0 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock (see Note 14).

ATM Agreements. In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under the ATM Agreements during the three and nine months ended September 30, 2025 or 2024, leaving $300.0 million available for sale.

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

As of both September 30, 2025 and 2024, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense, including forfeitures	$1,905	$2,430	$6,741	$8,381

Capitalized compensation cost (1)	$177	$(79)	$526	$155
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2025	688,288	$10.70
Granted	411,809	$10.57
Vested	(414,171)	$10.34
Forfeited	(861)	$11.27
Unvested at September 30, 2025	685,065	$10.84

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return (“RSR”) or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity at target performance:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2025	1,382,074	$10.90
Granted	429,587	$11.48
Vested (1)	(257,911)	$12.44
Forfeited	(118,018)	$11.29
Unvested at September 30, 2025	1,435,732	$10.77

(1)	Includes vested shares at target performance. In January 2025, the 2022 RSR Three-Year Performance Period restricted stock units vested between the target and maximum levels at 169.2% of target, resulting in the additional vesting of 176,286 shares of the Company’s common stock with a grant date fair value of $12.46.

The restricted stock units granted during the first nine months of 2025 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,322	$3,249	$17,351	$42,426
Preferred stock dividends	(4,262)	(3,931)	(12,125)	(11,297)
Distributions paid to participating securities	(62)	(62)	(185)	(211)
Numerator for basic and diluted (loss) income attributable to common stockholders	$(3,002)	$(744)	$5,041	$30,918
Denominator:
Weighted average basic common shares outstanding	189,253	201,402	195,110	202,261
Unvested restricted stock units	—	—	756	596
Weighted average diluted common shares outstanding	189,253	201,402	195,866	202,857

Basic (loss) income attributable to common stockholders per common share	$(0.02)	$0.00	$0.03	$0.15
Diluted (loss) income attributable to common stockholders per common share	$(0.02)	$0.00	$0.03	$0.15

In its calculation of diluted earnings per share, the Company excluded 685,065 and 688,288 anti-dilutive unvested time-based restricted stock awards for the three and nine months ended September 30, 2025 and 2024, respectively (see Note 10).

The Company also had 1,435,732 and 1,382,074 unvested performance-based restricted stock units as of September 30, 2025 and 2024, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 10). Due to the Company’s loss attributable to common stockholders for both the third quarters of 2025 and 2024, the Company excluded all 1,435,732 and 1,382,074 anti-dilutive performance-based restricted stock units from its calculation of diluted earnings per share for the three months ended September 30, 2025 and 2024, respectively. Based on the Company’s total relative shareholder return and the Company’s common stock performance, the Company excluded 617,591 anti-dilutive performance-based restricted stock units from its calculation of diluted earnings per share for the nine months ended September 30, 2025. Based on the Company’s common stock performance, the Company excluded 188,004 anti-dilutive performance-based restricted stock units from its calculation of diluted earnings per share for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Total revenues	$229,323	$226,392	$723,160	$691,039

Operating Expenses
Room	39,303	37,342	117,333	110,145
Food and beverage	48,717	46,155	148,731	138,170
Other operating	6,337	5,797	18,430	18,126
Advertising and promotion	13,420	12,940	39,593	37,873
Repairs and maintenance	9,954	9,094	29,203	26,764
Utilities	7,832	7,670	21,624	19,909
Franchise costs	4,471	4,711	13,773	13,735
Property tax, ground lease and insurance	19,665	19,868	57,855	59,190
Other property-level expenses (1)	26,926	26,389	87,240	83,212
	176,625	169,966	533,782	507,124

Hotel Adjusted EBITDAre	$52,698	$56,426	$189,378	$183,915

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$52,698	$56,426	$189,378	$183,915
Non-hotel operating expenses, net (2)	(8)	18	100	9
Pre-opening expenses (3)	—	(853)	(6,471)	(1,452)
Property-level COVID-19 relief grant (3)	—	—	—	1,343
Taxes assessed on commercial rents (3)	(189)	(215)	(541)	(376)
Amortization of right-of-use assets and obligations	288	288	871	871
Corporate overhead	(6,970)	(7,577)	(24,221)	(23,263)
Depreciation and amortization	(33,928)	(31,689)	(100,328)	(91,841)
Interest and other income	3,160	2,350	7,024	11,306
Interest expense	(13,412)	(15,982)	(39,258)	(39,685)
(Loss) gain on sale of assets, net	—	—	(8,751)	457
(Loss) gain on extinguishment of debt	(180)	—	(180)	59
Income tax (provision) benefit, net	(137)	483	(272)	1,083
Net income	$1,322	$3,249	$17,351	$42,426
(1)	Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(2)	Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, and include corporate-level current year property taxes and insurance, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
(3)	When assessing a hotel’s operating performance, the CODM excludes certain items that are not indicative of the ongoing operating performance of the Company’s hotels, including pre-opening expenses associated with extensive renovation projects such as the work performed at Andaz Miami Beach, property-level grants, and taxes assessed on commercial rents.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic management fees	$6,301	$6,022	$19,815	$18,635
Incentive management fees	(933)	(744)	2,378	2,603
Total basic and incentive management fees	$5,368	$5,278	$22,193	$21,238

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Franchise assessments (1)	$4,265	$4,411	$12,867	$12,781
Franchise royalties	206	300	906	954
Total franchise costs	$4,471	$4,711	$13,773	$13,735
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At September 30, 2025, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotels. The remaining commitments under these contracts at September 30, 2025 totaled $60.5 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington, DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of September 30, 2025, the Company’s hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
Northern California	3	15%	22%
Southern California	2	22%	23%
Florida	3	18%	12%
Hawaii	1	8%	14%
Washington, DC	1	12%	10%

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

At September 30, 2025, the Company had $0.2 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon the letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2025.

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

14. Subsequent Events

Subsequent to the end of the third quarter of 2025 and through the date of issuance of these financial statements, the Company repurchased 11,145 shares of its common stock for $0.1 million, including fees and commissions, leaving $326.9 million remaining for repurchase under the Company’s stock repurchase program.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2025, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	we own upper upscale and luxury hotels located in convention, urban, and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, uncertainty in connection with certain international economic and political relationships, including political disputes, government shutdowns, and the imposition of tariffs affecting commodity costs, pandemics, natural disasters, civil unrest, and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and similar technologies could lessen the need for business-related travel and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings, and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings, or improvements, including commodity cost increases resulting from inflation or the implementation of international tariffs, and delays due to supply chain disruptions, may exceed our expectations or cause other problems;
●	delays in the acquisition, renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may issue or invest in hotel loans, including subordinated or mezzanine loans, which could involve greater risks of loss than senior loans secured by income-producing real properties;
●	if we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt;

●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;
●	because we are a REIT, we depend on third parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Marriott, Hyatt, Hilton, Four Seasons or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our franchisors and brand managers may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	corporate responsibility, specifically related to environmental sustainability, social responsibility and corporate governance (“ESG”) factors and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition and cash flows;
●	our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements;
●	termination of any of our franchise, management or operating lease agreements could cause us to lose business;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or otherwise comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect;
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud;
●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, restrictions, requirements and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	certain of our unsecured term loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all;
●	our organizational documents contain no limitations on the amount of debt we can incur so we may become too highly leveraged;
●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state or local taxes on our income or property;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	legislative or other actions affecting REITs could have a negative effect on us; and
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves.

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

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2025, we owned 14 hotels (the “14 Hotels”), which average 500 rooms in size. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which operates independently.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment, and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits, and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent, and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, net property insurance proceeds we have received, miscellaneous income, and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain (loss) on sale of assets, net, which includes the gains or losses we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, net, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax (provision) benefit, net, which includes federal and state income taxes charged to the Company net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work performed at Andaz Miami Beach; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends and any redemption charges, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects such as the work performed at Andaz Miami Beach; debt resolution costs; preferred stock redemption charges; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by inflation or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, operating results at our hotels in resort markets may be negatively affected by reduced demand from domestic travelers and by changes in the value of the U.S. dollar in relation to other currencies, which may make international travel more affordable; whereas operating results at our hotels in gateway markets may be negatively affected by reduced demand from international travelers due to uncertainty in connection with certain international and political relationships, including political disputes and the imposition of tariffs, financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies which makes travel to the U.S. less affordable. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to attract demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. In the years since the COVID-19 pandemic, U.S. hotel supply growth has been below historic levels in most markets as the cost of construction and the cost and availability of financing have not been conducive to the development of new hotels. More recently, the imposition of tariffs is expected to increase the commodity costs associated with the development of new hotels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for the three months ended September 30, 2025 and 2024, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2025	2024	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$139,523	$138,759	$764	0.6%
Food and beverage	64,419	63,866	553	0.9%
Other operating	25,381	23,767	1,614	6.8%
Total revenues	229,323	226,392	2,931	1.3%
OPERATING EXPENSES
Hotel operating	149,608	144,026	5,582	3.9%
Other property-level expenses	26,926	26,702	224	0.8%
Corporate overhead	6,970	7,577	(607)	(8.0)%
Depreciation and amortization	33,928	31,689	2,239	7.1%
Total operating expenses	217,432	209,994	7,438	3.5%
Interest and other income	3,160	2,350	810	34.5%
Interest expense	(13,412)	(15,982)	2,570	16.1%
Loss on extinguishment of debt	(180)	—	(180)	(100.0)%
Income before income taxes	1,459	2,766	(1,307)	(47.3)%
Income tax (provision) benefit, net	(137)	483	(620)	(128.4)%
NET INCOME	1,322	3,249	(1,927)	(59.3)%
Preferred stock dividends	(4,262)	(3,931)	(331)	(8.4)%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,940)	$(682)	$(2,258)	(331.1)%

The following table presents our unaudited operating results for the nine months ended September 30, 2025 and 2024, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2025	2024	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$440,492	$425,870	$14,622	3.4%
Food and beverage	209,573	196,572	13,001	6.6%
Other operating	73,095	68,597	4,498	6.6%
Total revenues	723,160	691,039	32,121	4.6%
OPERATING EXPENSES
Hotel operating	451,639	424,284	27,355	6.4%
Other property-level expenses	88,184	82,445	5,739	7.0%
Corporate overhead	24,221	23,263	958	4.1%
Depreciation and amortization	100,328	91,841	8,487	9.2%
Total operating expenses	664,372	621,833	42,539	6.8%
Interest and other income	7,024	11,306	(4,282)	(37.9)%
Interest expense	(39,258)	(39,685)	427	1.1%
(Loss) gain on sale of assets, net	(8,751)	457	(9,208)	(2,014.9)%
(Loss) gain on extinguishment of debt	(180)	59	(239)	(405.1)%
Income before income taxes	17,623	41,343	(23,720)	(57.4)%
Income tax (provision) benefit, net	(272)	1,083	(1,355)	(125.1)%
NET INCOME	17,351	42,426	(25,075)	(59.1)%
Preferred stock dividends	(12,125)	(11,297)	(828)	(7.3)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,226	$31,129	$(25,903)	(83.2)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Acquisition: In April 2024, we acquired the Hyatt Regency San Antonio Riverwalk. As a result, our revenues, operating expenses, and depreciation expense in the first nine months of 2025 are not comparable to the same period in 2024.
●	Hotel Renovations: During 2024, operations at The Confidante Miami Beach and the Renaissance Long Beach (the “Two Renovation Hotels”) were negatively impacted by renovations as they transitioned to Andaz Miami Beach and the Marriott Long Beach Downtown, respectively. In March 2024, we closed The Confidante Miami Beach to allow the extensive renovation work to be performed more efficiently. The resort reopened as Andaz Miami Beach in May 2025. The Renaissance Long Beach converted to Marriott Long Beach Downtown in March 2024. Renovation work at the hotel continued through the end of the second quarter of 2024, and the hotel began to ramp-up operations in the third quarter of 2024. As a result of these two renovations, our revenues and operating expenses in the third quarter and first nine months of 2025 are not comparable to the same periods in 2024.
●	Hotel Disposition: In June 2025, we sold the Hilton New Orleans St. Charles. As a result, our revenues, operating expenses, and depreciation expense in the third quarter and first nine months of 2025 are not comparable to the same periods in 2024.

Room revenue. Room revenue increased $0.8 million, or 0.6%, in the third quarter of 2025 as compared to the third quarter of 2024 as follows:

●	The Two Renovation Hotels caused room revenue to increase by $3.7 million. Occupancy increased 1,840 basis points and the average daily room rate increased 16.1%, resulting in a 70.1% increase in RevPAR.

	Three Months Ended September 30,
	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	58.0%	$254.85	$147.81	39.6%	$219.50	$86.92	1,840	bps	16.1%	70.1%

●	Room revenue at the 12 hotels we owned during the entirety of the third quarters of both 2025 and 2024, excluding the Two Renovation Hotels (the “Third Quarter Comparable Portfolio”) decreased $1.0 million. Occupancy decreased 70 basis points and the average daily room rate increased 0.2%, resulting in a 0.8% decrease in RevPAR. The Third Quarter Comparable Portfolio’s room revenue was negatively impacted by meeting space renovations at Hyatt Regency San Antonio Riverwalk, a wildfire near Four Seasons Resort Napa Valley, decreases in group demand at a majority of the hotels, and a decrease in leisure demand at Oceans Edge Resort & Marina. The Third Quarter Comparable Portfolio’s room revenue was positively impacted by continued strength in group activity at Hyatt Regency San Francisco, strong third quarter leisure performance at both Hyatt Regency San Francisco and Wailea Beach Resort, as well as improvements in all segments at Hilton San Diego Bayfront due to labor activity during the third quarter of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel during the prior year.

	Three Months Ended September 30,
	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Third Quarter Comparable Portfolio	71.6%	$311.88	$223.31	72.3%	$311.26	$225.04	(70)	bps	0.2%	(0.8)%
●	The sale of the Hilton New Orleans St. Charles caused room revenue to decrease by $1.9 million.

For the nine months ended September 30, 2025, room revenue increased $14.6 million, or 3.4%, as compared to the nine months ended September 30, 2024 as follows:

●	The Two Renovation Hotels caused room revenue to increase by $7.9 million. Occupancy increased 1,620 basis points and the average daily room rate increased 6.5%, resulting in a 56.1% increase in RevPAR.

	Nine Months Ended September 30,
	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	51.0%	$249.74	$127.37	34.8%	$234.41	$81.57	1,620	bps	6.5%	56.1%

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase by $7.6 million. For the first nine months of 2025, occupancy was 63.6% and the average daily rate was $191.13, resulting in RevPAR of $121.56.

●	Excluding the Hyatt Regency San Antonio Riverwalk due to its acquisition in April 2024 and the Two Renovation Hotels, room revenue at the 11 hotels we owned during the entirety of the first nine months of both 2025 and 2024 (the “Comparable Portfolio”) increased $1.3 million. Occupancy increased 100 basis points and the average daily room rate decreased 0.6%, resulting in a 0.7% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by continued strength in group activity, primarily at Hyatt Regency San Francisco, Wailea Beach Resort, The Bidwell Marriott Portland, and Montage Healdsburg, as well as an increase in the number of groups at Hilton San Diego Bayfront due to labor activity during the third quarter of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel during the prior year. In addition, room revenue at The Bidwell Marriott Portland, The Westin Washington, DC Downtown, and Hyatt Regency San Francisco benefited from additional airline crew contract revenue. These positive impacts were partially reduced by the slower recovery of leisure demand in Maui combined with displacement from the completion of a rooms renovation at the Wailea Beach Resort, both of which negatively affected transient demand. In addition, both Hilton San Diego Bayfront and The Westin Washington, DC Downtown were negatively impacted by a reduction in government-related travel, including organizations whose conferences are partially funded by the government. We expect government-related travel may continue to decline in 2025 due to the government’s cost controlling initiatives and disruptions in government operations.

	Nine Months Ended September 30,
	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	74.9%	$333.42	$249.73	73.9%	$335.53	$247.96	100	bps	(0.6)%	0.7%

●	The sale of the Hilton New Orleans St. Charles caused room revenue to decrease by $2.1 million.

Food and beverage revenue. Food and beverage revenue increased $0.6 million, or 0.9%, in the third quarter of 2025 as compared to the third quarter of 2024, as follows:

●	The Two Renovation Hotels caused food and beverage revenue to increase by $1.8 million.
●	Food and beverage revenue at the Third Quarter Comparable Portfolio decreased $1.2 million due to decreased banquet revenue partially offset by increased outlet revenue. Banquet revenue decreased at a majority of the Third Quarter Comparable Portfolio due to decreased group occupancy. In addition, banquet revenue decreased at Hyatt Regency San Antonio Riverwalk due to meeting space renovations, and at the Four Seasons Resort Napa Valley due to a wildfire near the resort which led to group cancellations. These decreases were partially offset by increases in both banquet and outlet revenue at Hilton San Diego Bayfront due to labor activity during the third quarter of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel during the prior year.
●	The sale of the Hilton New Orleans St. Charles caused a nominal decrease in food and beverage revenue.

For the first nine months of 2025, food and beverage revenue increased $13.0 million, or 6.6%, as compared to the first nine months of 2024 as follows:

●	Food and beverage revenue at the Comparable Portfolio increased $6.7 million primarily due to increased banquet revenue related to increases in the number of groups and spend per group, along with increases in audio-visual equipment and banquet room rental fees, primarily at Hilton San Diego Bayfront, Hyatt Regency San Francisco, Montage Healdsburg, and Wailea Beach Resort. In addition, banquet revenue increased at JW Marriott New Orleans due to the Super Bowl in February 2025. These increases in banquet revenue were partially offset by decreased banquet revenue at the Renaissance Orlando at SeaWorld® as either groups did not repeat from last year or they decreased their spending. Both banquet and outlet revenues increased at Hilton San Diego Bayfront due to labor activity during the third quarter of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel during the prior year.
●	The Two Renovation Hotels caused food and beverage revenue to increase by $4.5 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage revenue to increase by $1.8 million.
●	The sale of the Hilton New Orleans St. Charles caused a nominal decrease in food and beverage revenue.

Other operating revenue. Other operating revenue increased $1.6 million, or 6.8%, in the third quarter of 2025 as compared to the third quarter of 2024 as follows:

●	Other operating revenue at the Third Quarter Comparable Portfolio increased $1.1 million, primarily due to increased destination and resort fees, contract commissions, recreation and pool revenues, and winery revenues. These increases were partially offset by decreased parking revenues.

●	The Two Renovation Hotels caused other operating revenue to increase by $0.8 million.
●	The sale of the Hilton New Orleans St. Charles caused other operating revenue to decrease by $0.3 million.

For the first nine months of 2025, other operating revenue increased $4.5 million, or 6.6%, as compared to the first nine months of 2024 as follows:

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $2.2 million.
●	Other operating revenue at the Comparable Portfolio increased $1.4 million, primarily due to increased destination and resort fees, residential-related revenues at the Montage Healdsburg, contract commissions, retail revenues, and recreation and pool revenues. These increases were partially offset by decreased parking revenues.
●	The Two Renovation Hotels caused other operating revenue to increase by $1.3 million.
●	The sale of the Hilton New Orleans St. Charles caused other operating revenue to decrease by $0.4 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $5.6 million, or 3.9%, in the third quarter of 2025 as compared to the third quarter of 2024 as follows:

●	The Two Renovation Hotels caused hotel operating expenses to increase by $5.4 million.
●	Hotel operating expenses at the Third Quarter Comparable Portfolio increased $1.9 million, primarily due to increased payroll and related expenses at Hilton San Diego Bayfront due to reduced labor required at the hotel during the labor activity in the third quarter of 2024 and at Hyatt Regency San Francisco due to the impact of new union contracts finalized in August this year as compared to December last year. These increases were partially offset by decreased property taxes due to favorable appeals and reassessments at several hotels.
●	The sale of the Hilton New Orleans St. Charles caused hotel operating expenses to decrease by $1.8 million.

For the first nine months of 2025, hotel operating expenses increased $27.4 million, or 6.4%, as compared to the first nine months of 2024 as follows:

●	The Two Renovation Hotels caused hotel operating expenses to increase by $12.8 million.
●	Hotel operating expenses at the Comparable Portfolio increased $9.3 million, primarily corresponding to the increases in revenues and occupancy rates, along with increased liability insurance. In addition, payroll and related expenses increased at Hilton San Diego Bayfront due to reduced labor required at the hotel during the labor activity in the third quarter of 2024 and at Hyatt Regency San Francisco due to the impact of new union contracts finalized in August this year as compared to December last year. These increases were partially offset by decreased property insurance due to successful policy renewals in the third quarter of 2024, as well as decreased property taxes due to favorable appeals and reassessments at several hotels and decreased general excise tax assessed by Hawaii due to the decline in revenue at the Wailea Beach Resort.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $7.6 million.
●	The sale of the Hilton New Orleans St. Charles caused hotel operating expenses to decrease by $2.3 million.

Other property-level expenses. Other property-level expenses increased $0.2 million, or 0.8%, in the third quarter of 2025 as compared to the third quarter of 2024 as follows:

●	The Two Renovation Hotels caused other property-level expenses to increase by $0.9 million.
●	Other property-level expenses at the Third Quarter Comparable Portfolio decreased $0.4 million, primarily due to decreased contract and professional fees, partially offset by increased credit card commissions.
●	The sale of the Hilton New Orleans St. Charles caused other property-level expenses to decrease by $0.3 million.

For the first nine months of 2025, other property-level expenses increased $5.7 million, or 7.0%, as compared to the first nine months of 2024 as follows:

●	Other property-level expenses at the Comparable Portfolio increased $2.3 million, primarily due to increases in payroll and related expenses, management fees, and credit card commissions. The increase in payroll and related expenses was primarily due to a $1.3 million COVID-19 relief grant received in the first quarter of 2024 at the Marriott Boston Long Wharf with no corresponding grant received in 2025. These increased expenses were partially offset by decreased contract and professional fees.

●	The Two Renovation Hotels caused other property-level expenses to increase by $2.0 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $1.8 million.
●	The sale of the Hilton New Orleans St. Charles caused other property-level expenses to decrease by $0.4 million.

Corporate overhead expense. Corporate overhead expense decreased $0.6 million, or 8.0%, in the third quarter of 2025 as compared to the third quarter of 2024, primarily due to decreased payroll and related expenses and deferred stock amortization expense, partially offset by increased professional fees.

For the first nine months of 2025, corporate overhead increased $1.0 million, or 4.1%, as compared to the first nine months of 2024, primarily due to increased payroll and related expenses and deferred stock amortization expense in the first quarter of 2025 in connection with the restructuring of our executive team. The increase in corporate overhead expense was also due to increased professional fees, due diligence fees, board of director expenses, entity-level state franchise and minimum taxes, and employee recruitment expenses. These increased expenses were partially offset by decreased deferred stock amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.2 million, or 7.1%, in the third quarter of 2025 as compared to the third quarter of 2024 as follows:

●	The Two Renovation Hotels caused a $2.0 million increase in depreciation and amortization expense.
●	Depreciation and amortization expense related to the Third Quarter Comparable Portfolio increased $0.8 million as increased expense at our newly renovated hotels was partially offset by reduced expense due to fully depreciated assets.
●	The sale of the Hilton New Orleans St. Charles caused depreciation and amortization expense to decrease by $0.6 million.

For the first nine months of 2025, depreciation and amortization expense increased $8.5 million, or 9.2%, as compared to the first nine months of 2024 as follows:

●	The Two Renovation Hotels caused a $5.2 million increase in depreciation and amortization expense.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase in depreciation and amortization expense of $2.3 million.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $1.7 million as increased expense at our newly renovated hotels was partially offset by reduced expense due to fully depreciated assets.
●	The sale of the Hilton New Orleans St. Charles caused depreciation and amortization expense to decrease by $0.8 million.

Interest and other income. Interest and other income totaled $3.2 million and $2.4 million in the third quarters of 2025 and 2024, respectively, and $7.0 million and $11.3 million in the first nine months of 2025 and 2024, respectively.

During the third quarters of 2025 and 2024, we recognized interest income of $1.4 million and $2.3 million, respectively. Interest income decreased in the third quarter of 2025 as compared to the third quarter of 2024 due to decreased interest rates. In addition, during the third quarter of 2025, we recognized a $1.0 million settlement for certain property-related claims at Oceans Edge Resort & Marina and $0.7 million in net property insurance recoveries related to 2025 water damage at The Westin Washington, DC Downtown. During both of the third quarters of 2025 and 2024, we also recognized other miscellaneous income of $0.1 million.

During the first nine months of 2025 and 2024, we recognized interest income of $4.2 million and $10.9 million, respectively. Interest income decreased in the first nine months of 2025 as compared to the same period in 2024 due to decreases in our cash balances following our acquisition of the Hyatt Regency San Antonio Riverwalk in April 2024, as well as decreased interest rates. In addition, during the first nine months of 2025, we recognized settlement proceeds of $1.9 million for certain property-related claims at the Oceans Edge Resort & Marina, net property insurance recoveries of $0.8 million related to 2023 fire damage at the Hilton San Diego Bayfront and 2025 water damage at The Westin Washington, DC Downtown, and other miscellaneous income of $0.1 million. During the first nine months of 2024, we also recognized $0.3 million in property insurance recoveries related to 2023 fire damage at the Hilton San Diego Bayfront and $0.1 million in other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on debt	$12,927	$12,395	$37,209	$37,012
Noncash interest on derivatives, net	(495)	3,326	668	1,095
Amortization of deferred financing costs	980	741	2,782	2,219
Capitalized interest	—	(480)	(1,401)	(641)
Total interest expense	$13,412	$15,982	$39,258	$39,685

Interest expense decreased $2.6 million, or 16.1%, in the third quarter of 2025 as compared to the same period in 2024, and decreased $0.4 million, or 1.1%, in the first nine months of 2025 as compared to the same period in 2024.

The decreases in interest expense during the third quarter and first nine months of 2025 as compared to the same periods in 2024 were primarily due to noncash changes of $3.8 million and $0.4 million, respectively, in the fair market value of our derivatives. In addition, interest expense decreased in the first nine months of 2025 as compared to the same period in 2024 due to a $0.8 million increase in capitalized interest related to the extensive renovation work at The Confidante Miami Beach as it transitioned to Andaz Miami Beach.

The decreases in interest expense during the third quarter and first nine months of 2025 as compared to the same periods in 2024 were partially offset by increased interest on our debt of $0.5 million and $0.2 million, respectively, primarily due to the $50.0 million in total draws on our credit facility in April 2025 and July 2025 and our draw of the $100.0 million available under Term Loan 4 in December 2024, partially offset by our December 2024 repayment of the $72.1 million loan secured by the JW Marriott New Orleans. In addition, interest expense increased $0.2 million and $0.6 million during the third quarter and first nine months of 2025 as compared to the same periods in 2024, respectively, due to increased amortization of deferred financing costs related to costs incurred to extend the maturity of Term Loan 3 in April 2025, on the issuance of Term Loan 4 in December 2024, and related to the Third Amended and Restated Credit Agreement entered into in September 2025 (the “Amended Credit Agreement”). Interest expense during the third quarter of 2025 also increased $0.5 million as compared to the third quarter of 2024 due to a decrease in capitalized interest related to the extensive renovation work at The Confidante Miami Beach as it transitioned to Andaz Miami Beach.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.2% and 5.7% at September 30, 2025 and 2024, respectively. Approximately 70.4% and 51.1% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates at September 30, 2025 and 2024, respectively.

(Loss) gain on sale of assets, net. (Loss) gain on sale of assets, net totaled zero for both the third quarters of 2025 and 2024, and a loss of $8.8 million and a net gain of $0.5 million for the first nine months of 2025 and 2024, respectively. In the first nine months of 2025, we recognized an $8.8 million loss on our sale of the Hilton New Orleans St. Charles. In the first nine months of 2024, we recognized an additional $0.5 million net gain related to a contingency resolution at a hotel sold in a prior year.

(Loss) gain on extinguishment of debt. (Loss) gain on extinguishment of debt totaled a loss of $0.2 million and zero for the third quarters of 2025 and 2024, respectively, and a loss of $0.2 million and a gain of $0.1 million for the first nine months of 2025 and 2024, respectively. In the third quarter and first nine months of 2025, we recorded a loss of $0.2 million related to the write-off of unamortized deferred financing costs in connection with the recast of our credit facilities. In the first nine months of 2024, we recorded a $0.1 million gain associated with reassessments of the remaining potential employee-related obligations held in escrow associated with our assignment of a hotel to the hotel’s mortgage holder in 2020.

Income tax (provision) benefit, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In the third quarter and first nine months of 2025, we recognized net current income tax provisions of $0.1 million and $0.3 million, respectively, resulting from current state and federal income tax expenses.

In the third quarter and first nine months of 2024, we recognized net current income tax benefits of $0.5 million and $1.1 million, respectively, resulting from current state and federal income tax expenses, net of any refunds.

Preferred stock dividends. Preferred stock dividends were incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series G preferred stock	$1,076	$745	$2,567	$1,739
Series H preferred stock	1,761	1,761	5,283	5,283
Series I preferred stock	1,425	1,425	4,275	4,275
Total preferred stock dividends	$4,262	$3,931	$12,125	$11,297

The annual dividend rate on the Series G preferred stock increased in the third quarter of 2025 to the greater of 6.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort, resulting in a dividend rate of 6.5% for the third quarter of 2025. Prior to this increase, during the period from the third quarter of 2024 through the second quarter of 2025, the annual dividend rate on the Series G preferred stock was the greater of 4.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort, and during the period from the first quarter of 2024 through the second quarter of 2024, the annual dividend rate on the Series G preferred stock was the greater of 3.0% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort.

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,322	$3,249	$17,351	$42,426
Depreciation and amortization	33,928	31,689	100,328	91,841
Interest expense	13,412	15,982	39,258	39,685
Income tax provision (benefit), net	137	(483)	272	(1,083)
Loss (gain) on sale of assets, net	—	—	8,751	(457)
EBITDAre	48,799	50,437	165,960	172,412

Amortization of deferred stock compensation	1,905	2,430	6,741	8,381
Amortization of right-of-use assets and obligations	(158)	(153)	(458)	(271)
Loss (gain) on extinguishment of debt	180	—	180	(59)
Gain on insurance recoveries, net	(674)	—	(773)	(314)
Pre-opening costs	—	853	6,471	1,452
Management transition costs	—	—	1,869	—
Adjustments to EBITDAre, net	1,253	3,130	14,030	9,189
Adjusted EBITDAre	$50,052	$53,567	$179,990	$181,601

Adjusted EBITDAre decreased $3.5 million, or 6.6%, in the third quarter of 2025 as compared to the third quarter of 2024, and decreased $1.6 million, or 0.9%, in the first nine months of 2025 as compared to the first nine months of 2024 primarily due to the following:

●	Adjusted EBITDAre at the Two Renovation Hotels decreased $0.9 million, or 342.2%, and increased $4.0 million, or 158.7%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods in 2024 primarily due to the changes in the Two Renovation Hotels’ revenues and expenses included in the discussion above regarding the operating results for the third quarter and first nine months of 2025.
●	Adjusted EBITDAre at the Third Quarter Comparable Portfolio decreased $2.6 million, or 4.7%, in the third quarter of 2025 as compared to the same period in 2024 due to the changes in the Third Quarter Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the third quarter of 2025.
●	Adjusted EBITDAre at the Comparable Portfolio decreased $0.8 million, or 0.5%, in the first nine months of 2025 as compared to the same period in 2024 due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the first nine months of 2025.
●	The Hyatt Regency San Antonio Riverwalk recorded Adjusted EBITDAre of $10.9 million and $8.6 million in the first nine months of 2025 and 2024, respectively.

●	The Hilton New Orleans St. Charles recorded Adjusted EBITDAre of $0.1 million and $3.0 million in the third quarter and first nine months of 2025, respectively, and $0.3 million and $3.0 million in the third quarter and first nine months of 2024, respectively.
●	Corporate-level Adjusted EBITDAre increased $0.2 million in the third quarter of 2025 as compared to the same period in 2024 primarily due to a $0.6 million decrease in corporate overhead expense and a $1.0 million settlement for certain property-related claims at Oceans Edge Resort & Marina, partially offset by a $0.8 million decrease in interest income. For the first nine months of 2025, corporate-level Adjusted EBITDAre decreased $7.1 million as compared to the same period in 2024 primarily due to a $6.7 million decrease in interest income and a $1.0 million increase in corporate overhead expense, partially offset by a $1.9 million settlement for certain property-related claims at Oceans Edge Resort & Marina.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,322	$3,249	$17,351	$42,426
Preferred stock dividends	(4,262)	(3,931)	(12,125)	(11,297)
Real estate depreciation and amortization	33,581	31,320	99,278	90,846
Loss (gain) on sale of assets, net	—	—	8,751	(457)
FFO attributable to common stockholders	30,641	30,638	113,255	121,518

Amortization of deferred stock compensation	1,905	2,430	6,741	8,381
Real estate amortization of right-of-use assets and obligations	(130)	(129)	(390)	(381)
Amortization of contract intangibles, net	315	315	944	833
Noncash interest on derivatives, net	(495)	3,326	668	1,095
Loss (gain) on extinguishment of debt	180	—	180	(59)
Gain on insurance recoveries, net	(674)	—	(773)	(314)
Pre-opening costs	—	853	6,471	1,452
Management transition costs	—	—	1,869	—
Prior year income tax benefit, net	—	(582)	—	(1,530)
Adjustments to FFO attributable to common stockholders, net	1,101	6,213	15,710	9,477
Adjusted FFO attributable to common stockholders	$31,742	$36,851	$128,965	$130,995

Adjusted FFO attributable to common stockholders decreased $5.1 million, or 13.9%, and decreased $2.0 million, or 1.5%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods in 2024 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from a hotel disposition, our credit facility and term loans, key money, and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, the acquisition of a hotel and land adjacent to one of our hotels, operating expenses, repurchases of our common stock, repayments of our credit facility and notes payable, payments of deferred financing costs, and dividends and distributions on our preferred and common stock. We cannot be certain that the sources of funds we have relied on in the past will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $145.1 million in the first nine months of 2025 as compared to $139.9 million in the first nine months of 2024. The net increase in cash provided by operating activities during the first nine months of 2025 as compared to the same period in 2024 was primarily due to additional operating cash provided by the increase in travel demand benefiting our hotels, as well as the acquisition of the Hyatt Regency San Antonio Riverwalk and the post-renovation ramp-ups of Marriott Long Beach Downtown and Andaz Miami Beach. These increases were partially offset by decreases in interest income resulting from our lower cash balances and lower interest rates, along with increases in corporate-level expenses.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in investing activities during the first nine months of 2025 as compared to the first nine months of 2024 was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Proceeds from sale of hotel property	$46,348	$—
Acquisition of hotel property and other assets	(1,269)	(229,330)
Acquisition-related key money proceeds	4,000	—
Proceeds from property insurance	875	314
Renovations and additions to hotel properties and other assets	(73,694)	(110,241)
Net cash used in investing activities	$(23,740)	$(339,257)

During the first nine months of 2025, we invested $73.7 million for renovations and additions to our portfolio and other assets, and we purchased land adjacent to the Oceans Edge Resort & Marina for $1.3 million. These cash outflows were partially offset by $46.3 million of proceeds received from the sale of the Hilton New Orleans St. Charles, $4.0 million in key money received from the manager of one of our hotels pursuant to the hotel’s management agreement, and $0.9 million in property insurance proceeds received related to 2025 water damage at The Westin Washington, DC Downtown and 2023 fire damage at Hilton San Diego Bayfront.

During the first nine months of 2024, we paid $229.3 million to acquire the Hyatt Regency San Antonio Riverwalk, including closing costs and prorations and we invested $110.2 million for renovations and additions to our portfolio and other assets. These cash outflows were slightly offset by $0.3 million in property insurance proceeds received related to 2023 fire damage at the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, issuance and repurchase of common stock, issuance and repayment of debt, including draws on our credit facility and term loans, and issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2025 as compared to the first nine months of 2024 was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Repurchases of outstanding common stock	$(100,727)	$(26,294)
Repurchases of common stock for employee tax obligations	(4,278)	(4,160)
Proceeds from credit facility	50,000	—
Payments on credit facility	(50,000)	—
Proceeds from notes payable	149,600	—
Payments on notes payable	(64,600)	(1,613)
Payments of deferred financing costs	(17,981)	—
Dividends and distributions paid	(66,115)	(69,697)
Net cash used in financing activities	$(104,101)	$(101,764)

During the first nine months of 2025, we paid $100.7 million to repurchase 11,381,731 shares of our outstanding common stock, $4.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $66.1 million in dividends and distributions to our preferred and common stockholders. In addition, in September 2025 we entered into the Amended Credit Agreement and received $149.6 million associated with additional borrowing on our term loans and repaid $64.6 million to lenders as a result of adjustments to their commitments in the Amended Credit Agreement. We used a portion of the proceeds received to repay the $50.0 million we drew down on our revolving credit facility in April 2025 and July 2025. During the first nine months of 2025, we also paid $18.0 million in deferred financing costs related to the extension of the previous Term Loan 3’s maturity and the Amended Credit Agreement.

During the first nine months of 2024, we paid $26.3 million to repurchase 2,670,373 shares of our common stock, $4.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $1.6 million in scheduled principal payments on the loan secured by the JW Marriott New Orleans, and $69.7 million in dividends and distributions to our preferred and common stockholders.

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

Cash Balance. As of September 30, 2025, our unrestricted cash balance was $121.1 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of September 30, 2025, we had $930.0 million of debt, $197.6 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates, and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In January 2025, we entered into an interest rate swap on Term Loan 4, which is effective January 31, 2025, expires November 7, 2026, and fixes the SOFR rate at 4.02%.

In April 2025, we exercised our option to extend the maturity date of the previous Term Loan 3 from May 2025 to May 2026. In addition, in April 2025, we drew down $27.0 million on our credit facility and used the proceeds for general corporate purposes.

In July 2025, we drew down $23.0 million on our credit facility and used the proceeds for general corporate purposes.

In September 2025, we entered into the Amended Credit Agreement, which expanded our unsecured debt borrowing capacity and extended the maturity of our term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increases the aggregate amount of our term loan facilities from $675.0 million (on four existing term loans) to $850.0 million (on three new term loans). The following includes the details of the Amended Credit Agreement:

●	The maturity of the revolving credit facility was extended from July 2026, with two six-month options to extend, to September 2029, with two six-month options to extend;
●	The new term loan facilities include a $275.0 million term loan, of which $185.0 million was funded in September 2025 and the remaining $90.0 million is available as a one-time delayed draw at any time through February 2026 (“New Term Loan 1”), a $275.0 million term loan funded in September 2025 (“New Term Loan 2”), and a $300.0 million term loan funded in September 2025 ("New Term Loan 3”) (together the “New Term Loans”);
●	We utilized the $760.0 million in proceeds received from the New Term Loans to consolidate our previous four term loans into the three New Term Loans and to repay the $50.0 million outstanding on our revolving credit facility;
●	The revolving credit facility and the New Term Loans bear interest pursuant to a leverage-based pricing grid ranging from 1.40% to 2.25% and 1.35% to 2.20%, respectively, over the applicable term SOFR;
●	New Term Loan 1 has an initial maturity of January 2029, with two twelve-month extension options (subject to customary fees), which would result in an extended maturity of January 2031;
●	New Term Loan 2 has an initial maturity of January 2030, with one twelve-month extension option (subject to customary fees), which would result in an extended maturity of January 2031;
●	New Term Loan 3 has a maturity of January 2031, with no available extension options; and
●	The New Term Loans are available to be prepaid at any time with no prepayment penalty.

In August 2025, we entered into an interest rate swap with a notional amount of $65.0 million and an effective date of January 10, 2026, which we intend to use to fix a portion of the interest rate on the New Term Loan 1 delayed draw. The swap agreement expires January 10, 2028 and fixes the SOFR rate at 3.206%. In addition, in September 2025, we entered into an interest rate swap with a notional amount of $210.0 million and an effective date of September 9, 2025, which fixes the SOFR rate at 3.226% on the current $185.0 million balance of New Term Loan 1 and $25.0 million of New Term Loan 3. The swap agreement expires on September 9, 2028.

As of September 30, 2025, 70.4% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our unsecured corporate-level New Term Loan 1, New Term Loan 2, and $25.0 million of New Term Loan 3, which totaled $485.0 million, and our two unsecured corporate-level senior notes, which totaled $170.0 million.

Our floating rate debt as of September 30, 2025 included $275.0 million of our unsecured corporate-level New Term Loan 3.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2025 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt (1)	$930,000	$65,000	$105,000	$—	$760,000
Interest obligations on debt (1) (2)	247,657	46,015	93,773	90,411	17,458
Operating lease obligations, including imputed interest (3)	10,050	3,384	4,990	713	963
Construction commitments	60,533	60,533	—	—	—
Total	$1,248,240	$174,932	$203,763	$91,124	$778,421
(1)	Debt and interest obligations on debt assume we will exercise all available extension options on our revolving credit facility and New Term Loans, upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at September 30, 2025, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain provisions under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of September 30, 2025. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility or future unsecured borrowings may be reduced.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $73.7 million and $110.2 million in our portfolio and other assets during the first nine months of 2025 and 2024, respectively. As of September 30, 2025, we have contractual construction commitments totaling $60.5 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with certain hotel brands, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 3.0% and 5.5% of the respective hotel’s applicable annual revenue. As of September 30, 2025, our balance sheet includes restricted cash of $76.3 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain management agreements, reserve funds are to be held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

As of September 30, 2025, 70.4% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, by approximately $1.4 million based on the amount of variable rate debt outstanding at September 30, 2025.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2025, the Company completed its implementation of a new enterprise resource planning (“ERP”) system. The new ERP system integrates various financial and operational processes to enhance accuracy, efficiency, and internal controls. A standardized internal control framework was used during the implementation and monitoring controls have been established. Management will continue to assess and monitor the new ERP system to ensure the ongoing effectiveness of internal controls.

Other than the ERP system implementation, there have been no material changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.
(b)None.
(c)	In February 2023, our board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million amount of its aggregate common and preferred stock. The stock repurchase program has no stated expiration date. During the three months ended September 30, 2025, the Company repurchased 258,870 shares of its common stock for a total purchase price of $2.3 million, including fees and commissions, leaving $327.0 million remaining under the stock repurchase program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2025 - July 31, 2025	201,314	$8.70	201,314	$327,511,175
August 1, 2025 - August 31, 2025	57,556	$8.69	57,556	$327,011,181
September 1, 2025 - September 30, 2025	—	$—	—	$327,011,181
Total	258,870	$8.70	258,870	$327,011,181

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

10.1

Fifth Amended and Restated Employment Agreement, dated February 18, 2025, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 6, 2025). #

10.2

Amended and Restated Employment Agreement, dated February 18, 2025, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Aaron Reyes (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 6, 2025). #

10.3

First Amendment to Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2025). #

10.4

Third Amended and Restated Credit Agreement, dated September 24, 2025, by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 26, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 7, 2025	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)