Form 10-K
period 2025-12-31
Sunstone Hotel Investors, Inc.
filed 2026-02-27
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2025 as reported on the New York Stock Exchange was approximately $1.6 billion.

The number of shares of the registrant’s common stock outstanding as of February 20, 2026 was 189,519,492.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2025

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances, or achievements. Factors that may cause actual events to differ materially from the expectations expressed or implied by any forward-looking statement include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.	Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2025, we owned 14 hotels, comprised of 6,999 rooms, located in 7 states and in Washington, DC. Our portfolio consists of upper upscale and luxury hotels located in convention, urban, and resort destinations. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which operates independently.

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

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2025, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of six of our hotels; Hyatt Hotels Corporation (“Hyatt”), manager of three of our hotels; and Four Seasons Hotels Limited (“Four Seasons”), Hilton Worldwide Holdings Inc. (“Hilton”), Montage North America, LLC (“Montage”), Sage Hospitality Group (“Sage”) and Singh Hospitality, LLC (“Singh”) (aka EOS Hospitality), each a manager of one of the Company’s hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

●	High Quality Portfolio of Well-Located Hotels and Resorts. We believe that we will create lasting stockholder value through the active ownership of high quality real estate with a balance of convention, urban, and resort assets. Our hotels and resorts are located in highly desirable markets and possess unique attributes that are difficult to replicate. We believe that through active asset management and focused capital investment we are able to enhance the value of our real estate, allowing us to recycle our investments into new growth opportunities.

●	Significant Liquidity Position. As of December 31, 2025, we had total cash of $185.7 million, including $76.5 million of restricted cash, and access to our undrawn $500.0 million credit facility. We believe our current liquidity will enable us to fund our day-to-day business needs without needing to raise additional capital through equity or debt issuances.

●	Flexible Capital Structure. We believe our capital structure provides us with financial flexibility to execute our strategy. We maintain a manageable debt maturity profile and seek to employ a mix of fixed and variable rate debt to achieve a competitive blended cost of financing, and we utilize interest rate derivatives to help manage interest rate risk. Based on the variable rates at December 31, 2025 and including the effect of our interest rate swap derivatives, the weighted average interest rate on our total debt was 5.0%. As of December 31, 2025, we also have an undrawn $500.0 million credit facility. In addition to debt, we also selectively utilize preferred equity to finance our operations, which provides additional flexibility in our capital structure. For more information on our capital structure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Appropriate Leverage. We maintain an appropriately levered balance sheet which provides for significant capital allocation flexibility. We believe that by maintaining appropriate debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants. Our appropriate use of leverage in our capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

●	Strong Access to Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management, and portfolio diversification.

●	Seasoned Management Team. Each of our core disciplines, including asset management, investments, and corporate administration, are overseen by industry leaders with demonstrated track records.

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

Investments. Our investments team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that generate attractive risk-adjusted returns on our investments. We also focus on disciplined capital recycling and may opportunistically sell hotels that we believe have reached the end of their investment lifecycle, no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to recycle and redeploy capital from slower growth assets to hotels and resorts with higher long-term growth rates.

Corporate Administration. We have a highly experienced team of finance, capital markets, and legal professionals who are responsible for maximizing our financial flexibility by proactively managing our capital structure, opportunistically sourcing capital for growth, and overseeing and supporting all company-wide legal matters.

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

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging options for guests in each of their markets. Competitive advantage is based on a number of factors, including location, price, physical attributes, service levels, brand affiliation, and reputation. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale, and upscale segments and competition from timeshare, vacation rentals, or sharing services. Increased competition could harm our occupancy or revenues or may lead our operators to increase service or amenity levels, which may reduce the profitability of our hotels.

We believe that competition for the acquisition of hotels is widespread. We face competition from institutional pension funds, sovereign wealth funds, private equity investors, high net worth individuals, other REITs, and numerous local, regional, national, and international owners. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During times when we seek to acquire hotels, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Seasonality and Volatility

As is typical of the lodging industry, we experience seasonality in our business. Demand at certain of our hotels is affected by seasonal business patterns that can cause quarterly fluctuations in our revenues. Revenue distribution in the first, second, third, and fourth quarters of 2025 at the same 11 hotels we owned in both 2025 and 2024 (the “Comparable Portfolio”), excluding The Confidante Miami Beach and Renaissance Long Beach due to their significant renovations as they transitioned to Andaz Miami Beach and Marriott Long Beach Downtown, was 24.4%, 27.4%, 24.4%, and 23.8%, respectively. The Comparable Portfolio’s revenue distribution in the first, second, third, and fourth quarters of 2024 was 24.9%, 27.5%, 24.8%, and 22.8%, respectively.

Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related outbreak that impacts travel or the ability to travel, weather patterns, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options, and unexpected changes in commercial and leisure travel.

Management Agreements

All of our hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. Descriptions of our third-party management agreements are included in Item 1. Business in our 2024, 2022, 2021, and 2020 Annual Reports on Form 10-K.

All of our management agreements require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and such additional services as may from time to time be more efficiently performed on a national, regional, or group level.

Franchise Agreement

As of December 31, 2025, one of our hotels, The Bidwell Marriott Portland, operated subject to a franchise agreement. Under a franchise agreement, franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In June 2025, we entered into a one-year extension agreement with Marriott to extend the franchise agreement for The Bidwell Marriott Portland until October 2026.

The franchise agreement specifies management, operational, record-keeping, accounting, reporting, and marketing standards and procedures with which our subsidiary, as the franchisee, must comply. The franchise agreement obligates the subsidiary to comply with the franchisor’s brand standards and requirements with respect to training of operational personnel, safety, insurance coverages, services, and products ancillary to guest room services, display of signage and the type, quality and age of furniture, fixtures, and equipment (“FF&E”) included in guest rooms, lobbies, and other common areas.

The franchise agreement also provides for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees, failure to perform other obligations under the franchise license, bankruptcy, abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors; however, the Company guaranties certain obligations under the franchise agreement.

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

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs. The OBBBA increased the percentage limit under the REIT asset test applicable to TRSs (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025.

The rent that we receive from a TRS attributable to leases of “qualified lodging facilities” qualifies as “rents from real property” as long as the property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis. A “qualified lodging facility” does not include any facility where wagering activities are conducted. A “qualified lodging facility” includes customary amenities and facilities operated as part of, or associated with, the lodging facility as long as such amenities and facilities are customary for other properties of a comparable size and class owned by other unrelated owners.

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

Ground, Office, and Airspace Lease Agreements

At December 31, 2025, the Hilton San Diego Bayfront was subject to a ground lease with an unaffiliated party, and the JW Marriott New Orleans was subject to an airspace lease that applies only to certain balcony space that is not integral to the hotel’s operations. In addition, as of December 31, 2025, we were obligated under an office lease with an unaffiliated party for our former corporate headquarters in Irvine, California, which we sublease to an unaffiliated party. As of December 31, 2025, the remaining terms of these ground, office, and airspace leases range from approximately 3 to 46 years. The leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance, and utilities associated with the leased property.

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

Human Capital Resources

As of December 31, 2025, we had 37 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Our employees are vital to the success of our Company. We place a very high emphasis on maintaining positive relations with all of our employees and strive to create an inspiring and inclusive work environment where our employees feel motivated and empowered to produce exceptional results for the Company. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our employees. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure, including:

●	Subsidized medical, dental, and vision insurance;
●	Life and disability insurance;
●	Stock grant program;
●	401(k) savings and retirement plan with Company contribution for all eligible employees;
●	Hybrid work schedule;
●	Pet insurance;
●	Gym membership; and
●	Discount on hotel rooms.

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against those in both our industry and in similar disciplines.

We are committed to maintaining a workplace culture that treats all employees fairly and with respect, promotes engagement, and provides equal opportunities for advancement based on merit. As of December 31, 2025, females constituted approximately 51% of our workforce, and ethnic, racial minorities, and other underrepresented communities constituted approximately 41% of our workforce. We intend to continue using a combination of targeted recruiting, talent development, and internal promotion strategies to ensure we have an engaged and well-rounded employee base across all roles and functions.

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

Corporate Responsibility

We are committed to maintaining a Corporate Responsibility program, including initiatives aimed at enhancing our environmental sustainability, social responsibility, and corporate governance. We continuously seek opportunities to invest in initiatives intended to reduce energy, water, and waste impacts; enhance the overall environment and health, safety, and well-being of guests, hotel associates and our corporate employees; promote engagement and belonging; and improve the local communities in which we conduct business or own hotels. We take a comprehensive approach to our business and balance the best interests of all stakeholders, including the environment, our employees, our capital providers, the hotel associates, guests, and the communities in which we own hotels. As our board of directors recognizes the importance of an effective corporate responsibility strategy on our operations and returns, the board of directors has assigned the board’s Nominating and Corporate Governance Committee with overseeing the strategy, policies, and implementation of our Corporate Responsibility program.

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts, and wildfires, any of which could have a material adverse effect on our hotels. While we are not involved in the operation of our properties, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties, such as LED lighting retrofits, solar power installations, variable frequency drives, and building system upgrades. Additionally, on an annual basis, we publish a Corporate Responsibility Report on our website, which includes disclosures on our environmental and social performance and information related to our carbon footprint and the emissions at our hotels. Our Corporate Responsibility Report also includes our energy, carbon, and water performance and our 2035 environmental sustainability targets. The Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board for the Real Estate Sector, the Task-Force for Climate-Related Financial Disclosures, and the Global Reporting Initiative Index.

Environmental Reviews

Environmental reviews have been conducted on all of our hotels. From time to time, we have commissioned environmental consultants to conduct Phase I environmental site assessments on certain of our properties. In some instances, these Phase I assessments relied on information prepared as part of prior environmental assessments. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information, and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities, or compliance concerns at the properties. In addition, material environmental conditions, liabilities, or compliance concerns may arise after the Phase I assessments are completed, or may arise in the future, and future laws, ordinances, or regulations may impose material additional environmental liabilities.

Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on the property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our properties, we or the TRS Lessee, as the case may be, may be potentially liable for such costs. Although we have tried to mitigate environmental risk through insurance, this insurance may not cover all or any of the environmental risks we encounter.

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

Inflation

Inflation affects our expenses, including, without limitation, by increasing costs such as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities, and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than revenue and our expenses may not decrease if revenue decreases.

Securities Exchange Act Reports

Our internet address is www.sunstonehotels.com. Periodic and current Securities and Exchange Commission (“SEC”) reports and amendments to those reports, such as our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available, free of charge, through links displayed on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website that contains these reports at www.sec.gov. We may also use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely accessible through and posted on the “Investor Relations” page of our website. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Relations” page of our website. Our website and the SEC website and the information on our and the SEC’s websites are not a part of this Annual Report on Form 10-K.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at December 31, 2025. All officers serve at the discretion of the board of directors subject to the terms of their respective employment agreements with the Company.

Name	Age	Position
Bryan A. Giglia	49	Chief Executive Officer and Director
Robert C. Springer	48	President and Chief Investment Officer
Aaron R. Reyes	47	Executive Vice President and Chief Financial Officer
David M. Klein	56	Executive Vice President and General Counsel

The following is additional information with respect to the above-named officers.

Bryan A. Giglia is our Chief Executive Officer and a member of our board of directors. Mr. Giglia joined the Company in March 2004, and between 2004 and 2013, served in numerous financial roles, including Senior Vice President Corporate Finance, where he oversaw capital market transactions, corporate financial planning and analysis, and investor relations. In February 2013, Mr. Giglia was appointed Senior Vice President and Chief Financial Officer, and in February 2016 he was appointed Executive Vice President and Chief Financial Officer, a position he held until March 2022 when he was appointed Chief Executive Officer. Prior to joining Sunstone, Mr. Giglia served in a variety of accounting positions for Hilton Hotels Corporation. Mr. Giglia currently serves on the National Association of Real Estate Investment Trusts’ Advisory Board of Governors and on the Board of Directors of the American Hotel & Lodging Association. Mr. Giglia attended the Marshall School of Business at the University of Southern California, where he earned an M.B.A. degree. Mr. Giglia earned his B.S. degree in Business Administration from the University of Arizona.

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

David M. Klein is our Executive Vice President and General Counsel. Mr. Klein joined the Company in July 2016 as Senior Vice President and General Counsel, a position he held until February 2019 when he was appointed Executive Vice President and General Counsel. Prior to joining Sunstone, Mr. Klein was a Partner in the Hospitality & Leisure group of Dentons, LLP, one of the world’s largest law firms, where his practice focused solely on the hospitality and leisure industry. Prior to joining Dentons, Mr. Klein held the position of co-founding Principal, Chief Administrative Officer and General Counsel of NYLO Hotels and Advaya Hospitality. At NYLO, Mr. Klein spearheaded the company’s joint venture capitalization with Lehman Brothers, as well as multiple debt facilities for all company-owned hotel properties. He also led the structuring of the joint venture capitalization of Advaya with Auromatrix, a large private Indian conglomerate based in Chennai, India. Additionally, he oversaw all corporate and legal matters related to both companies’ ongoing franchise, management, development, financing, and corporate affairs. Prior to his roles with NYLO and Advaya, Mr. Klein was a partner in the Hospitality & Leisure group of Squire Sanders (Squire Patton Boggs). Mr. Klein received his J.D. degree from the Sandra Day O’Connor College of Law at Arizona State University and his B.A. degree from the University of California, Los Angeles.

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

Risks Related to Our Business and Industry:

●	we own upper upscale and luxury hotels located in convention, urban, and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, uncertainty surrounding certain international economic and political relationships, including political disputes, government shutdowns, and the imposition of tariffs, natural disasters, civil unrest, and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, civil unrest, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and similar technologies could lessen the need for business-related travel and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings, and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings, or improvements, including cost increases resulting from inflation or the implementation of international tariffs, and delays due to supply chain disruptions, may exceed our expectations or cause other problems;
●	delays in the renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;

●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may originate loans secured by a hotel in connection with its disposition, which would expose us to risk of non-repayment or may cause us to incur significant costs to exercise our remedies under such loan if the borrower were to default on their obligations;
●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;
●	because we are a REIT, we depend on third parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Four Seasons, Hilton, Hyatt, Marriott, or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our brand managers and franchisors may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	compliance with corporate responsibility initiatives and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition, and cash flows;
●	our brand managers and franchisors may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the hotel brands or franchisors to terminate the management, franchise, or operating lease agreements;
●	termination of any of our management, franchise, or operating lease agreements could cause us to lose business;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect; and
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud.

Risks Related to Our Debt and Financing:

●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, restrictions, requirements and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	certain of our loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all; and
●	our organizational documents contain no limitations on the amount of debt we can incur, so we may become too highly leveraged.

Risks Related to Our Status as a REIT:

●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state, or local taxes on our income or property;
●	dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	the TRS Lessee is subject to special rules that may result in increased taxes;
●	because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us;
●	we may be required to pay a penalty tax upon the sale of a hotel;
●	we may be subject to corporate income tax on certain built-in gains;
●	a transaction intended to qualify as a Section 1031 Exchange may later be determined to be taxable; and
●	legislative or other actions affecting REITs could have a negative effect on us.

Risks Related to Our Common Stock and Corporate Structure:

●	the market price of our equity securities may vary substantially;
●	any future distributions to our common stockholders may vary, and distributions on our common stock may be made in the form of cash, stock, or a combination of both; however, the IRS may disallow our use of stock dividends;
●	shares of our common stock that are or become available for sale could affect the stock price;
●	our earnings and cash distributions may affect the market price of our common stock;
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves;
●	provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of the Company and may serve to limit our stock price;
●	our board of directors may change our significant corporate policies without the consent of our stockholders; and
●	we may be subject to actions or proposals from stockholders that do not align with our business strategies.

The following includes a more detailed discussion of our material risk factors:

Risks Related to Our Business and Industry

We own upper upscale and luxury hotels located in convention, urban, and resort destinations in an industry that is highly competitive.

The lodging industry is highly competitive. Our hotels compete with other hotels and alternative lodging options such as timeshares, vacation rentals or sharing services such as Airbnb based on location, price, physical attributes, service levels, brand affiliation, and reputation, among many other factors. New hotels may be constructed, creating additional competition, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors may have hotels that are better located, have a stronger reputation, or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and revenue at our hotels, which would harm our operations and limit or slow our future growth. In addition, in periods of low demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels when compared to other classes of hotels.

In addition, our business strategy is predicated on a lifecycle approach to hotel acquisitions and dispositions, and we may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, sovereign wealth funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners who are engaged in the acquisition of hotels. We also rely on the foregoing entities as potential purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, owners of our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

We believe that both new hotel construction and new hotel openings were delayed or even cancelled over the past several years due to construction supply constraints, the cost and availability of financing, economic uncertainty, and inflationary pressures on the cost of building materials which made new hotel development less financially feasible. We believe that many of these same factors combined with the recent imposition of tariffs, will continue to discourage new hotel supply in many markets although some markets may experience new hotel openings at or greater than historical levels. We are unable to predict certain market changes, including changes in the supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Events beyond our control, including economic slowdowns or recessions, uncertainty surrounding certain international economic and political relationships, including political disputes, government shutdowns, and the imposition of tariffs, natural disasters, civil unrest, and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by inflation or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, changes in the value of the U.S. dollar relative to other currencies may impact the demand for our hotels by making international travel more or less affordable. Also, operating results at our hotels may be negatively affected by uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., which could further reduce international travel demand. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, government shutdowns, the imposition of tariffs, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

Natural disasters, civil unrest and terrorism may also negatively impact our operations. We own hotels located in wildfire-prone or seismically active areas of California and hotels located in areas that have an increased potential to experience hurricanes. In addition, we own hotels that are located in concentrated business sectors in major cities that may be subject to an elevated risk of terrorist attacks. We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels.

Additionally, deductible levels are typically higher for earthquakes, floods, and named windstorms, and there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our hotels. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters or terrorist attacks resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations, and our ability to make distributions to our stockholders.

Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States, Europe, and other regions rose in 2022 to levels not experienced in recent decades before moderating in 2023 and remaining relatively stable through 2025. Future increases in inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities, and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than our revenue and our expenses may not decrease if revenue decreases.

System security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors, and any such disruption could reduce our expected revenue, increase our expenses, compromise confidential information, damage our reputation, increase our potential liability and adversely affect our common stock price.

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

Certain of our third-party managers and their service providers have been subject to, and previously publicly released statements disclosing, cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems, and other sensitive databases, some of which have or may have impacted our hotels and guests who have used our hotels’ services or amenities. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. Our information network and systems and those used by our third-party managers and franchisors can be vulnerable to threats such as: system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks; cyber-terrorism; viruses, worms, ransomware or other malicious software programs; social engineering; and employee error, negligence or fraud. The introduction of artificial intelligence (“AI”) technologies, including generative AI, may further increase the complexity of cyber threats, create new vulnerabilities, and expose us and our third-party managers and franchisors to regulatory scrutiny, intellectual property disputes, compliance challenges, and privacy concerns. If generative AI contributes to a security breach or other incident, we or our third-party managers and franchisors could lose confidential information or intellectual property, which may result in reputational harm. Any compromise of the function, security, and availability of our network and systems or those of our third-party managers and franchisors could result in disruptions to operations, misappropriated or compromised confidential hotel or hotel guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations, damage to our reputation or the reputations of our third-party managers and franchisors, increased costs and lower margins. The costs for us to eliminate or alleviate cyber or other security problems could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any of these events could adversely affect our financial results, common stock price, and reputation, lead to unauthorized disclosure of confidential information, result in delayed or misstated financial reports, monetary losses or regulatory penalties and subject us to potential litigation and liability.

As of December 31, 2025, we have no known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years.

Portions of our information technology infrastructure or that of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems installation, integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data or may procure hardware or operating system software and applications from third-party suppliers that may contain defects in design or manufacture, which could cause business disruptions, capital expenses, and be more expensive, time consuming and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms, impact guest safety or hotel operations, and other services offered at our hotels or to deliver to us timely and accurate financial information.

Although we have taken steps to protect the security of our information systems and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies, or interruptions in system services, or that system security will not be compromised through physical or electronic breaches, spoofed emails, phishing attacks, computer viruses, cyber extortionists or attacks by hackers. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats. We and our third-party managers and franchisors may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using techniques and tools (including AI and machine learning) designed to avoid detection, circumvent security controls, and remove or obfuscate forensic evidence. Further, any adoption of AI by us or by third parties may pose new security challenges.

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

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, civil unrest, or natural disasters in these areas of the country.

As of December 31, 2025, most of our hotels were geographically concentrated in California, Florida, Hawaii, and Washington, DC as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms	Consolidated Revenue
Northern California	3	15%	22%
Southern California	2	22%	22%
Florida	3	18%	13%
Hawaii	1	8%	14%
Washington, DC	1	12%	10%

The concentration of our hotels in California, Florida, Hawaii, and Washington, DC exposes our business to economic conditions, competition, new hotel supply, and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial industries, and governmental agencies. It is also possible that because of our California, Florida, Hawaii, and Washington, DC concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

We face possible risks associated with the physical and transitional effects of climate change.

We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, tornados, extreme temperatures, droughts, and wildfires, any of which could have a material adverse effect on our hotels, operating results, and cash flows. To the extent climate change causes changes in weather patterns, our coastal and high flood zone markets could experience increases in storm intensity and rising sea-levels, while our hotels in drought-prone regions could encounter increased wildfire risk, potentially resulting in property damage and operational disruptions. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels, increase the frequency or duration of power outages, or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost or limiting the availability of property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend financial resources as we seek to mitigate, repair and protect our hotels against such risks.

We are subject to the climate change risks associated with the transitional effects to a low carbon scenario, which can include increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for environmental and social disclosures, increased cost of goods and raw materials, and increased costs to manage the shift in consumer preferences. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental laws and regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications, which may require additional capital investments or increased operating costs. Climate change may also affect our business by shifting consumer preferences to sustainable travel or by changing the relative attractiveness of certain travel locations, and as a result, some of our hotels may be more or less in demand in the future. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

Uninsured or underinsured losses could harm our financial condition, results of operations, and ability to make distributions to our stockholders.

Various types of litigation losses and catastrophic losses, such as those due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution, climate change or other environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessor, third-party managers and franchisors.

We own hotels in states that have historically experienced a greater risk of certain catastrophic acts of nature, including wildfires, earthquakes, mudslides, strong winds, tropical storms, and hurricanes, than other states. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel. Acts of nature that do not result in physical loss at our hotels could diminish the desirability or accessibility of our hotel’s location, resulting in less demand by travelers.

Property and casualty insurance, including coverage for terrorism, can be difficult or expensive to obtain. We carry, or in certain instances cause our third-party managers to carry, insurance with respect to all our hotels and other properties. When the existing insurance policies expire, we or our third-party managers and franchisors may encounter difficulty in obtaining or renewing property or casualty insurance on our hotels at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, fire, flood, and terrorism) may not be generally available at current levels. Even if we or our third-party managers are able to renew the policies or to obtain new policies at levels and with limitations consistent with the current policies, we cannot be sure that we or our third-party managers and franchisors will be able to obtain such insurance at premium rates that are commercially reasonable. If we or our third-party managers are unable to obtain adequate insurance on our hotels, it could cause us to be in default under certain covenants of our indebtedness or other contractual commitments we have to our ground lessor, third-party managers and franchisors, which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we or our third-party managers were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could harm our financial condition and results of operations.

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

The increased use of virtual meetings and similar technologies could lessen the need for business-related travel and, therefore, demand for rooms in our hotels may be adversely affected.

The use of teleconferencing and video-conference technology by businesses may continue to increase in the future, which could result in a sustained reduction in business travel. To the extent that such technologies, or new technologies, play an increased role in business interactions and the need for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings, and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings, or improvements, including cost increases resulting from inflation or the implementation of international tariffs, and delays due to supply chain disruptions, may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management and franchise agreements, we make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2025 and 2024, we invested $103.0 million and $157.4 million into our hotels, respectively, which included substantial renovations and conversions of The Confidante Miami Beach and Renaissance Long Beach to Andaz Miami Beach and Marriott Long Beach Downtown, respectively, a rooms renovation at Wailea Beach Resort, and meeting space renovations at Hyatt Regency San Antonio Riverwalk and Hilton San Diego Bayfront. Operating results are often affected by the maintenance and capital improvements at a hotel, especially if the maintenance or improvements are not completed on schedule or if the improvements result in significant disruption at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

●	construction cost overruns and delays, including commodity cost increases resulting from inflation or the implementation of tariffs, and delays due to supply chain disruptions;
●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;
●	uncertainties as to market demand or a loss of market demand after capital improvements have begun;
●	disruption in service and room availability causing reduced demand, occupancy, and rates;
●	possible environmental problems; and
●	disputes with third party managers and franchisors regarding our compliance with the requirements under the relevant management, franchise or operating lease agreements.

Delays in the renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the renovation or repositioning of hotel properties could adversely affect investor returns. Our ability to complete renovation and repositioning projects will depend, in part, on the amount of our available cash. Renovation or repositioning projects may take longer, cost more than initially expected, and negatively impact the amount of operating cash distributions we receive from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

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

We have historically used capital obtained from debt and equity markets to acquire, renovate, and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock) and more restrictive lending standards, our business could be adversely affected. In particular, increases in interest rates could make it more difficult or expensive for us to obtain debt or equity capital. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

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

In addition, hotels may not be readily converted to alternative uses if they were to become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures and may give rise to substantial payments to our third-party managers, franchisors, and other parties.

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

We may originate loans secured by a hotel in connection with its disposition, which would expose us to risk of non-repayment or may cause us to incur significant costs to exercise our remedies under such loan if the borrower were to default on their obligations.

We have periodically evaluated making loans to potential buyers of our hotels to help facilitate a sale. If we were to make such loans, it would expose us to the risk of non-repayment from the borrower. While we expect to have customary lender protections, we cannot guarantee that such loan would be on market terms, and we may incur significant costs in exercising any remedies available to us if the borrower were to default on their obligations.

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

In order to qualify as a REIT, we cannot directly or indirectly operate our hotels. Accordingly, we must enter into management or operating lease agreements (together, “management agreements”) with eligible independent contractors to manage our hotels. As of December 31, 2025, our third-party managers consisted of Four Seasons, Hilton, Hyatt, Marriott, Montage, Sage and Singh. These independent management companies control the daily operations of our hotels, and we rely on them to operate our hotels as provided in the applicable management agreements.

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

We are subject to risks associated with our operators’ employment of hotel personnel, which could increase our expenses or expose us to additional liabilities.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are still subject to many of the costs and risks generally associated with the hotel labor force. Increases in minimum wages, inflation related labor cost pressures, changes in workplace rules and regulations, or labor shortages, including those resulting from immigration policies or other factors, could negatively impact our operating results. Additionally, from time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations, or other negative actions and publicity. For example, during the third and fourth quarters of 2024 the Hilton San Diego Bayfront was impacted by labor activity which led to the cancellation of certain group events and overall lower business volume at the hotel. We also have incurred and may in the future incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to determine the outcome of these negotiations.

Most of our hotels operate under a brand owned by Four Seasons, Hilton, Hyatt, Marriott, or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

As of December 31, 2025, all of our hotels except the Oceans Edge Resort & Marina are operated under the following widely recognized lodging industry brands: Four Seasons, Hilton, Hyatt, Marriott, and Montage. As a result, a significant component of our success is dependent in part on the success of these companies and their respective brands. Consequently, if market recognition or the positive perception of any of these companies is reduced or compromised, the goodwill associated with their respective brands on our hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

Our brand managers and franchisors may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels.

Our brand managers and franchisors incur certain costs that are allocated to our hotels subject to our management, franchise, or operating lease agreements. Those costs may increase over time, or our brand managers and franchisors may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies, such as our third-party managers’ frequent guest programs, may be altered resulting in reduced revenue or increased costs to our hotels.

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

In general, the value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rate volatility, including volatility due to the 2022 and 2023 interest rate increases implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), could reduce our access to capital markets or increase the cost of funding our debt requirements. Although the Federal Reserve reduced interest rates in 2024 and 2025, any future decisions to decrease, hold steady or increase interest rates and the timing of such decision is unknown. If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline.

Certain of our hotels have in the past become impaired and additional hotels may become impaired in the future.

We periodically review the fair value of each of our hotels for possible impairment. In the past, certain of our hotels were determined to be impaired. Such impairment may be the result of deteriorating profitability, physical damage, or when a sold hotel’s fair value, less hotel sale costs, is lower than the hotel’s carrying value. In the future, additional hotels may become impaired, which may adversely affect our financial condition and results of operations.

Laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages.

Our hotel properties are subject to various federal, state and local laws relating to the environment, fire and safety, and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if we are the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

Compliance with corporate responsibility initiatives and commitments, may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition, and cash flows.

We incorporate corporate responsibility initiatives into our operating and investment strategies. Some investors may consider corporate responsibility factors when making their investment decisions, and potential and current employees, business partners and vendors may use these factors when considering relationships with us. In addition, potential hotel guests may consider these factors when deciding whether to stay at our hotels. Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies based upon corporate responsibility or “sustainability” metrics. Investors may use these scores as a basis to engage with companies to require improved disclosure or performance. We may face reputational damage or additional costs in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than in previous years. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors, or potential guests may choose to stay at other hotels. We could also incur additional costs and devote additional resources to monitor, report and implement various corporate responsibility practices. In addition, as part of our corporate responsibility, we have adopted certain environmental goals, including greenhouse gas emissions reduction targets and other sustainability initiatives. If we cannot meet these goals fully or on time, our reputation may be damaged.

In contrast, certain stakeholders and regulators have advanced opposing positions on certain corporate responsibility matters, including proposing or enacting legislation, policies, and initiatives. These actions may create uncertainty and expose us to additional legal, regulatory, or reputational risks in connection with our corporate responsibility goals and disclosures.

Our brand managers and franchisors may require us to make capital expenditures pursuant to property improvement plans (“PIPs”) or to comply with brand standards, and the failure to make the required expenditures could cause the hotel brands or franchisors to terminate the management, franchise, or operating lease agreements.

Our brand managers and franchisors may require that we make renovations to certain of our hotels in connection with revisions to our management, franchise, or operating lease agreements. In addition, upon regular inspection of our hotels, our hotel brands and franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each hotel brand or franchisor has developed. In connection with the acquisitions of hotels, hotel brands and franchisors may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the hotel brand or franchisor may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages. The renovation work and the cost of such expenditures required pursuant to PIPs or to comply with brand standards may negatively impact our results of operations while the work is performed and may not result in a positive economic return on the investment.

Because all but one of our hotels are brand managed or operated under a franchise agreement, termination of these management, franchise, or operating lease agreements could cause us to lose business at our hotels.

As of December 31, 2025, all of our hotels except the Oceans Edge Resort & Marina were operated under management, franchise, or operating lease agreements with the following hotel management or franchisor companies: Four Seasons, Hilton, Hyatt, Marriott, and Montage. In general, under these arrangements, the brand manager or franchisor provides marketing services, room reservations, and certain other operating assistance but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the hotel brand or franchisor may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from the hotel brands or franchisors regarding our alleged non-compliance with the brand standard or franchise agreements, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a management, franchise, or operating lease agreement and a payment of liquidated damages. In addition, as our management, franchise, or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a hotel brand or franchise for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the hotel brand or franchise name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

The growth of alternative reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Many of our managers and franchisors contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from our managers and franchisors. Although our managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that our managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for advertising campaigns to drive consumers to their websites. The rapid adoption of generative AI tools is also changing how consumers search for and book travel, which may further increase the influence of intermediaries and other technology-driven platforms. If our operators do not keep pace with these changes, consumers may develop brand loyalties to the intermediaries’ offered brands, websites, and reservations systems rather than to the brands of our managers and franchisors. If this happens, our business and profitability may be significantly negatively impacted.

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

The failure of tenants in our hotels to make rent payments or comply with the material terms of our retail and restaurant leases may adversely affect our results of operations.

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

We could be subject to financial losses or claims against us should any of our employees, the employees of our third-party managers, or any contractors we use make inadvertent errors or fall prey to increasingly sophisticated cyber threats, including social engineering attacks and fraud schemes that may leverage AI and machine learning to make such attacks more convincing and harder to detect. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions or mistakes related to settling payment or funding obligations, including with respect to wire transfers. Although we have policies and procedures in place that seek to mitigate these risks, including risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred financial losses related to such activity, which was substantially mitigated by recoveries under insurance policies. This type of misconduct can be difficult to detect and if not prevented or detected could result in financial losses or claims against us. Our controls may not be effective in preventing or detecting this type of activity.

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

Risks Related to Our Debt and Financing

As of December 31, 2025, we had $930.0 million of outstanding debt, and carrying such debt may restrict our financial flexibility or harm our business and financial results by imposing requirements on our business.

Our debt outstanding as of December 31, 2025 matures over the next six years, including extension options which we expect to exercise ($65.0 million in 2026, $0 in 2027, $105.0 million in 2028, and $760.0 million in 2031). We have no scheduled amortization payments currently due from 2026 through 2031; however, this may be subject to change if we refinance our existing debt or incur additional debt. Carrying our outstanding debt may adversely impact our business and financial results by:

●	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities, and other purposes, including distributions to our stockholders;
●	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;
●	limiting our ability to undertake refinancings of debt or borrow more money for operations or capital expenditures or to finance acquisitions; and
●	compelling us to sell hotels, possibly on disadvantageous terms, in order to make required payments of interest and principal.

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing 14 unencumbered hotels, all of which are held by subsidiaries whose interests are pledged to our credit facilities. Should we obtain secured financing on any of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced.

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

Certain of our loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results.

During 2022 and 2023, the Federal Reserve implemented its policy to address inflation by significantly raising its benchmark federal funds rate, which led to increased interest rates in the credit markets. Although the Federal Reserve began to lower its benchmark federal funds rate in 2024 and continued this trend in 2025, should inflation increase in the future, the Federal Reserve may resume its increases to the federal funds rate which will likely lead to higher interest rates in the credit markets. Such increases would adversely impact us due to our outstanding variable rate debt as well as result in higher interest rates on any new fixed rate debt. We have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment, the fixed rates we can obtain with such interest rate swap agreements or the fixed rate on new debt will also continue to increase.

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

Our organizational documents do not limit the amount of indebtedness that we may incur. If we were to increase the level of our borrowings, then the resulting increase in cash flow that must be used for debt service would reduce cash available for capital investments or external growth and could harm our ability to make payments on our outstanding indebtedness and harm our financial condition.

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

Even as a REIT, we may become subject to federal, state, or local taxes on our income or property.

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

The TRS Lessee is subject to tax as a regular corporation. In addition, we may also be subject to state and local taxes on our income or property at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone or may undergo future tax audits. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017. The deduction was set to expire on December 31, 2025, however, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which permanently extended certain provisions originally enacted under the TCJA. These extensions included the permanent allowance of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

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

Several Code provisions ensure that a TRS is subject to an appropriate level of federal income taxation. For example, the REIT must pay a 100% penalty tax on some payments that it receives if the economic arrangements between us and the TRS Lessee are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our intercompany transactions, including the hotel leases, are not comparable to similar arrangements between unrelated parties.

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

The TCJA significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. More recently, the OBBBA introduced several provisions that will affect us, including increasing the taxable REIT subsidiary limit to 25%, permanently reinstating 100% bonus depreciation, and expanding interest deduction limits, along with other changes to federal income tax law. The TCJA and OBBBA remain unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury

Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Risks Related to Our Common Stock and Corporate Structure

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2025, our closing daily common stock price fluctuated from a low of $7.72 to a high of $12.10. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition, other factors that could affect the market price of our equity securities include the following:

●	periods of economic difficulties, including those caused by disease-related outbreaks, which negatively impact our hotel operations and future earnings;
●	inflation causing our expenses to increase at higher rates than our revenue;
●	a U.S. recession impacting the market for common equity generally;
●	actual or anticipated variations in our quarterly or annual results of operations;
●	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;
●	changes in expectations of our future financial performance, changes in our estimates by securities analysts, or failures to achieve those expectations or estimates;
●	the trading volumes of our stock;
●	additional issuances or repurchases of our common stock or other securities, including the issuance or repurchase of our preferred stock;
●	the addition or departure of board members or senior management;
●	disputes with any of our lenders, managers, or franchisors; and
●	announcements by us, our competitors, or other industry participants of acquisitions, investments, or strategic alliances.

Distributions to our common stockholders may vary, and distributions on our common stock may be made in the form of cash, stock, or a combination of both; however, the IRS may disallow our use of stock dividends to satisfy our distribution requirements.

During the past three years, we paid quarterly cash dividends on our common stock as follows:

	2023	2024	2025	2026
January	$0.05	$0.13	$0.09	$0.09
April	$0.05	$0.07	$0.09
July	$0.05	$0.09	$0.09
October	$0.07	$0.09	$0.09

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

We have in the past, and may in the future, issue additional shares of common stock to raise capital to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved 9.3 million shares of our common stock for issuance under the Company’s 2022 Incentive Award Plan, and 6,247,280 shares remained available for future issuance as of December 31, 2025.

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

Our board of directors determines our significant corporate policies, including those related to acquisitions, financing, borrowing, qualification as a REIT, and distributions to our stockholders. These policies may be amended or revised at any time at the discretion of our board of directors without the consent of our stockholders. Any policy changes could have an adverse effect on our financial condition, results of operations, the trading price of our common stock, and our ability to make distributions to our common and preferred stockholders.

We may be subject to actions or proposals from stockholders that do not align with our business strategies.

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. While our board of directors and management team welcome stockholder perspectives with the goal of enhancing long-term value, we may be subject to actions or proposals from stockholders that do not align with our business strategies. Responding to such actions or proposals could divert the attention of management and our board of directors from our business operations, consume company resources, and result in increased volatility in the market price of our common stock.

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

The committee reports to the board regarding its activities, including those related to cybersecurity. The board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from management as part of the board’s continuing education on topics that impact public companies.

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

Item 2.Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2025:

Hotel	City	State	Chain Scale Segment	Rooms	Manager
Andaz Miami Beach	Miami Beach	Florida	Luxury	287	Hyatt
Four Seasons Resort Napa Valley	Calistoga	California	Luxury	85	Four Seasons
Hilton San Diego Bayfront (1)	San Diego	California	Upper Upscale	1,190	Hilton
Hyatt Regency San Antonio Riverwalk	San Antonio	Texas	Upper Upscale	630	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	821	Hyatt
JW Marriott New Orleans (1)	New Orleans	Louisiana	Luxury	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	415	Marriott
Marriott Long Beach Downtown	Long Beach	California	Upper Upscale	376	Marriott
Montage Healdsburg	Healdsburg	California	Luxury	130	Montage
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	175	Singh
Renaissance Orlando at SeaWorld®	Orlando	Florida	Upper Upscale	781	Marriott
The Bidwell Marriott Portland	Portland	Oregon	Upper Upscale	258	Sage
The Westin Washington, DC Downtown	Washington	District of Columbia	Upper Upscale	807	Marriott
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	543	Marriott

Total number of rooms				6,999
(1)	Subject to a ground or airspace lease with an unaffiliated third party. The airspace lease at the JW Marriott New Orleans applies only to certain balcony space that is not integral to the hotel’s operations.

Item 3.	Legal Proceedings

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

Stockholder Information

As of February 20, 2026, we had approximately 20 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income. We expect to continue to pay cash dividends on our common stock in 2026. Consistent with past practice and to the extent that the expected regular quarterly dividends for 2026 do not satisfy the annual distribution requirements, we expect to satisfy the annual distribution requirement by paying an additional dividend amount in January 2027. The level of any future quarterly common stock dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business.

Securities Authorized for Issuance Under Equity Compensation Plan

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In February 2023, our board of directors reauthorized and restored our existing stock repurchase program, allowing us to acquire up to $500.0 million of our aggregate common and preferred stock (the “Stock Repurchase Program”). As of December 31, 2025, we had $323.9 million remaining under the Stock Repurchase Program.

In February 2026, our board of directors reauthorized and restored our existing Stock Repurchase Program, allowing us to acquire up to $500.0 million of our aggregate common and preferred stock. In 2026, prior to the reauthorization, we had repurchased 729,467 shares of our common and preferred stock for a total purchase price of $7.6 million, including fees and commissions, leaving $316.3 million remaining under the Stock Repurchase Program. The Stock Repurchase Program has no stated expiration date. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

The following table sets forth information regarding our repurchases of shares of our common stock pursuant to the Stock Repurchase Program during the quarter ended December 31, 2025:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2025 — October 31, 2025	—	$—	—	$327,011,181
November 1, 2025 — November 30, 2025	11,145	$8.74	11,145	$326,913,773
December 1, 2025 — December 31, 2025	196,846	$8.95	196,846	$323,880,971
Total	207,991	$8.94	207,991	$323,880,971

The following table sets forth information regarding our repurchases of shares of our Series H preferred stock pursuant to the Stock Repurchase Program during the quarter ended December 31, 2025:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2025 — October 31, 2025	—	$—	—	$327,011,181
November 1, 2025 — November 30, 2025	—	$—	—	$326,913,773
December 1, 2025 — December 31, 2025	54,097	$20.28	54,097	$323,880,971
Total	54,097	$20.28	54,097	$323,880,971

The following table sets forth information regarding our repurchases of shares of our Series I preferred stock pursuant to the Stock Repurchase Program during the quarter ended December 31, 2025:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2025 — October 31, 2025	—	$—	—	$327,011,181
November 1, 2025 — November 30, 2025	—	$—	—	$326,913,773
December 1, 2025 — December 31, 2025	9,027	$19.25	9,027	$323,880,971
Total	9,027	$19.25	9,027	$323,880,971

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. A discussion and analysis of the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2025, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC, (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotels. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”), which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third parties to manage our hotels.

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2025, we owned 14 hotels. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which operates independently.

The following tables summarize our total portfolio and room data from January 1, 2024 through December 31, 2025:

	2025	2024
Portfolio Data—Hotels
Number of hotels—beginning of year	15	14
Add: Acquisitions	—	1
Less: Dispositions	(1)	—
Number of hotels—end of year	14	15

	2025	2024
Portfolio Data—Rooms
Number of rooms—beginning of year	7,253	6,675
Add: Acquisitions	—	630
Less: Dispositions	(252)	—
Less: Renovation adjustments, net (1)	(2)	(52)
Number of rooms—end of year	6,999	7,253
Average rooms per hotel—end of year	500	484
(1)	Concurrent with our renovations, we removed two rooms at the Wailea Beach Resort to form two residential-style suites in 2025. Similarly, in 2024, we removed fifty-two rooms at The Confidante Miami Beach in conjunction with its transition to Andaz Miami Beach to increase the number of suites and premium room types. In addition, in 2024 we removed two rooms at Wailea Beach Resort to form two residential-style suites and added two rooms at Marriott Long Beach Downtown.

2025 Summary

Demand. Excluding The Confidante Miami Beach and Renaissance Long Beach (the “Two Renovation Hotels”) due to their significant renovations as they transitioned to Andaz Miami Beach and Marriott Long Beach Downtown, respectively, occupancy at the 11 hotels we owned during the entirety of 2024 and 2025 (the “Comparable Portfolio”) improved as follows:

	Quarters Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2025	73.1%	77.9%	73.6%	68.4%	73.2%
2024	72.1%	76.6%	72.9%	67.0%	72.2%

During 2025, we saw continued strength in group demand, primarily at Hyatt Regency San Francisco, Wailea Beach Resort, The Bidwell Marriott Portland, Montage Healdsburg, and Hilton San Diego Bayfront. In addition, we saw strong corporate demand at The Bidwell Marriott Portland, The Westin Washington, DC Downtown, Marriott Boston Long Wharf, and Hyatt Regency San Francisco driven in part by airline crew contracts. These positive impacts were partially offset by the slower recovery of leisure demand in Maui and by displacement associated with the completion of a rooms renovation at the Wailea Beach Resort, both of which negatively affected transient demand, as well as by lower leisure demand at Oceans Edge Resort & Marina. In addition, Hilton San Diego Bayfront, Marriott Boston Long Wharf, and The Westin Washington, DC Downtown were negatively impacted by a reduction in government-related travel, including organizations whose conferences are partially funded by the government and the effect of the government shut down in the fourth quarter of 2025.

Disposition. In June 2025, we sold the Hilton New Orleans St. Charles, located in Louisiana for a gross sale price of $47.0 million and recorded a loss of $8.8 million.

Significant Renovations. During 2025, our significant renovations primarily consisted of the completion of the Andaz Miami Beach transformation, resulting in the resort reopening in May 2025, a rooms renovation at Wailea Beach Resort, and renovations of the meeting spaces at Hyatt Regency San Antonio Riverwalk and Hilton San Diego Bayfront.

Debt Transactions. In April 2025, we exercised our option to extend the maturity date of the previous Term Loan 3 from May 2025 to May 2026.

In September 2025, we entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which expanded our unsecured debt borrowing capacity and extended the maturity of our term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increases the aggregate amount of our term loan facilities from $675.0 million (on four existing term loans) to $850.0 million (on three new term loans). Inclusive of extension options, the revolving credit facility and new term loan facilities under the Amended Credit Agreement mature at various points in 2030 and 2031, respectively, but are freely prepayable at any time. The revolving credit facility and the new term loan facilities bear interest pursuant to a leverage-based pricing grid ranging from 1.40% to 2.25% and 1.35% to 2.20%, respectively, over the applicable term SOFR. In connection with the new term loan facilities, we entered into a series of interest rate swaps to lower our borrowing cost and better manage interest rate risk.

For more details on our debt transactions, see disclosures under the Debt caption included in “Liquidity and Capital Resources” below.

Capital Transactions. During 2025, we repurchased the following shares under our stock repurchase program:

●	Common stock: 11,589,722 shares at an average purchase price per share of $8.83;

●	Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”): 54,097 shares at an average purchase price per share of $20.28; and

●	Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”): 9,027 shares at an average purchase price per share of $19.25.

As of December 31, 2025, approximately $323.9 million of authorized capacity remained under our stock repurchase program.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment, and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits, and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent, and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, and FF&E, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, net property insurance proceeds we have received, miscellaneous income, and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain (loss) on sale of assets, net, which includes the gains or losses we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax (provision) benefit, net, which includes federal and state income taxes charged to us net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, net of gain on repurchases, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H preferred stock, and Series I preferred stock, net of any preferred stock repurchased at a discount to its carrying value, along with the related write-off of any original issuance costs previously included in additional paid in capital.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends, including any gains or losses on the redemptions or repurchases of preferred stock, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; gains or losses on the redemptions or repurchases of preferred stock; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by inflation or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, changes in the value of the U.S. dollar relative to other currencies may impact the demand for our hotels by making international travel more or less affordable. Also, operating results at our hotels may be negatively affected by uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., which could further reduce international travel demand. Also, volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, government shutdowns, the imposition of tariffs, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to attract demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. We believe that both new hotel construction and new hotel openings were delayed or even cancelled over the past several years due to construction supply constraints, the cost and availability of financing, and inflationary pressures on the cost of building materials, which made new hotel development less financially feasible. We believe that many of these same factors combined with the recent imposition of tariffs will continue to discourage new hotel supply in many markets, although some markets may experience new hotel openings at or greater than historical levels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our operating results for the years ended December 31, 2025 and 2024, including the amount and percentage change in the results between the two periods.

	2025	2024	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$582,669	$559,061	$23,608	4.2%
Food and beverage	278,680	256,222	22,458	8.8%
Other operating	98,777	90,526	8,251	9.1%
Total revenues	960,126	905,809	54,317	6.0%
OPERATING EXPENSES
Hotel operating	600,964	562,827	38,137	6.8%
Other property-level expenses	117,348	110,833	6,515	5.9%
Corporate overhead	31,590	29,050	2,540	8.7%
Depreciation and amortization	134,508	124,507	10,001	8.0%
Total operating expenses	884,410	827,217	57,193	6.9%

Interest and other income	10,964	13,179	(2,215)	(16.8)%
Interest expense	(52,965)	(50,125)	(2,840)	(5.7)%
(Loss) gain on sale of assets, net	(8,751)	457	(9,208)	(2,014.9)%
(Loss) gain on extinguishment of debt	(180)	59	(239)	(405.1)%
Income before income taxes	24,784	42,162	(17,378)	(41.2)%
Income tax (provision) benefit, net	(216)	1,100	(1,316)	(119.6)%
NET INCOME	24,568	43,262	(18,694)	(43.2)%
Preferred stock dividends, net of gain on repurchases	(16,110)	(15,228)	(882)	(5.8)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,458	$28,034	$(19,576)	(69.8)%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Acquisition: In April 2024, we acquired the Hyatt Regency San Antonio Riverwalk. As a result, our 2025 revenues, operating expenses, and depreciation expense are not comparable to 2024.
●	Hotel Renovations: Due to the significant renovations at the Two Renovation Hotels, our 2025 revenues and operating expenses are not comparable to 2024.
●	Hotel Disposition: In June 2025, we sold the Hilton New Orleans St. Charles. As a result, our 2025 revenues, operating expenses, and depreciation expense are not comparable to 2024.

Room Revenue. Room revenue increased $23.6 million, or 4.2%, in 2025 as compared to 2024 as follows:

●	The Two Renovation Hotels caused room revenue to increase by $15.6 million. Occupancy increased 2,000 basis points and the average daily room rate increased 15.7%, resulting in an 80.1% increase in RevPAR.

	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Two Renovation Hotels	55.9%	$265.80	$148.58	35.9%	$229.82	$82.51	2,000	bps	15.7%	80.1%

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused room revenue to increase $7.5 million. Occupancy was 66.1% and the average daily room rate was $192.92, resulting in RevPAR of $127.52.
●	Room Revenue at the Comparable Portfolio increased $6.2 million. Occupancy increased 100 basis points and the average daily room rate remained relatively constant, resulting in a 1.4% increase in RevPAR. The Comparable Portfolio’s room revenue benefited from continued strength in group activity primarily at Hyatt Regency San Francisco due to increased demand in the market and additional citywide meetings and conferences, and at Hilton San Diego Bayfront due to labor activity during the third and fourth quarters of 2024, which resulted in the cancellation of certain group events and reduced overall business volume at the hotel during 2024. We also saw moderate increases in group revenues during 2025 at Wailea Beach Resort, The Bidwell Marriott Portland, and Montage Healdsburg. In addition, room revenue at The Bidwell Marriott Portland, The Westin Washington, DC Downtown, Marriott Boston Long Wharf, and Hyatt Regency San Francisco benefited from additional corporate and contract revenue. These positive impacts were partially offset by lower leisure demand at Wailea Beach Resort due to slower demand recovery and to displacement from the completion of a rooms renovation and at Oceans Edge Resort & Marina due to a weak Key West market. In addition, Hilton San Diego Bayfront, Marriott Boston Long Wharf, and The Westin Washington, DC Downtown were negatively impacted due to a decline in government-related travel. We expect government-related travel may continue to decline or remain subdued in 2026 as a result of, among other factors, the government’s cost control initiatives and ongoing uncertainty in government operations.

	2025			2024			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	73.2%	$333.94	$244.44	72.2%	$333.85	$241.04	100	bps	0.0%	1.4%

●	The sale of the Hilton New Orleans St. Charles caused room revenue to decrease by $5.7 million.

Food and Beverage Revenue. Food and beverage revenue increased $22.5 million, or 8.8%, in 2025 as compared to 2024 as follows:

●	Food and beverage revenue at the Comparable Portfolio increased $13.2 million driven by increased banquet and outlet revenues. Banquet revenue increased due to increases in the number of groups and spend per group, along with increases in audio-visual equipment and banquet room rental fees, primarily at Hilton San Diego Bayfront, Hyatt Regency San Francisco, Montage Healdsburg, and The Westin Washington, DC Downtown. In addition, banquet revenue increased at JW Marriott New Orleans due to the Super Bowl in February 2025. These increases in banquet revenue were partially offset by decreased banquet revenue at Four Seasons Resort Napa Valley due to lower group occupancy and a wildfire near the resort which led to group cancellations in the third quarter of 2025. The increase in outlet revenue was primarily due to increases in transient occupancy at Four Seasons Resort Napa Valley and at Renaissance Orlando at SeaWorld®, and due to groups buying out the restaurant at Montage Healdsburg for some of their events. These increases were partially offset by decreased outlet revenue at Marriott Boston Long Wharf due to the conversion of a hotel-operated restaurant to a leased outlet. Both banquet and outlet revenues increased at Hilton San Diego Bayfront due to labor activity during the third and fourth quarters of 2024, which led to the cancellation of certain group events and overall lower business volume at the hotel during the prior year.
●	The Two Renovation Hotels caused food and beverage revenue to increase by $7.4 million.

●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused food and beverage to increase by $1.9 million.
●	The sale of the Hilton New Orleans St. Charles caused a nominal decrease in food and beverage revenue.

Other Operating Revenue. Other operating revenue increased $8.3 million, or 9.1%, in 2025 as compared to 2024 as follows:

●	Other operating revenue at the Comparable Portfolio increased $4.4 million, primarily due to increased destination and resort fees, cancellation and attrition fees, recreation and pool revenues, residential-related revenues at Montage Healdsburg, spa revenues, and retail revenues. These increases were partially offset by decreased parking revenues.
●	The Two Renovation Hotels caused other operating revenue to increase by $2.5 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other operating revenue to increase by $2.3 million.
●	The sale of the Hilton New Orleans St. Charles caused other operating revenue to decrease by $0.9 million.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $38.1 million, or 6.8%, in 2025 as compared to 2024 as follows:

●	The Two Renovation Hotels caused hotel operating expenses to increase by $20.5 million.
●	Hotel operating expenses at the Comparable Portfolio increased $14.3 million, primarily corresponding to the increases in revenues and occupancy rates, as well as increases in repairs and maintenance, utilities, and liability insurance. In addition, payroll and related expenses increased at Hilton San Diego Bayfront due to reduced labor required at the hotel during the labor activity in the third and fourth quarters of 2024 and at Hyatt Regency San Francisco due to the impact of new union contracts finalized in August this year. These increases were partially offset by decreased property taxes due to favorable appeals and reassessments at several hotels, as well as decreased property insurance resulting from successful policy renewals in the third quarters of both 2025 and 2024.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused hotel operating expenses to increase by $7.9 million.
●	The sale of the Hilton New Orleans St. Charles caused hotel operating expenses to decrease by $4.5 million.

Other Property-Level Expenses. Other property-level expenses increased $6.5 million, or 5.9%, in 2025 as compared to 2024 as follows:

●	The Two Renovation Hotels caused other property-level expenses to increase by $2.9 million.
●	Other property-level expenses at the Comparable Portfolio increased $2.4 million, primarily due to increases in payroll and related expenses, management fees, and credit card commissions. The increase in payroll and related expenses was primarily due to a $1.3 million COVID-19 relief grant received in the first quarter of 2024 at Marriott Boston Long Wharf with no corresponding grant received in 2025. These increased expenses were partially offset by decreased contract and professional fees.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk caused other property-level expenses to increase by $2.0 million.
●	The sale of the Hilton New Orleans St. Charles caused other property-level expenses to decrease by $0.8 million.

Corporate Overhead Expense. Corporate overhead expense increased $2.5 million, or 8.7%, in 2025 as compared to 2024, primarily due to increased payroll and related expenses and deferred stock amortization expense in the first quarter of 2025 in connection with the restructuring of our executive team. The increase in corporate overhead expense was also due to increased professional fees, due diligence fees, board of director expenses, and entity-level state franchise and minimum taxes. These increased expenses were partially offset by decreased deferred stock amortization expense.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $10.0 million, or 8.0%, in 2025 as compared to 2024 as follows:

●	The Two Renovation Hotels caused depreciation and amortization expense to increase by $7.1 million.
●	The acquisition of the Hyatt Regency San Antonio Riverwalk resulted in an increase to depreciation and amortization expense of $2.5 million.

●	Depreciation and amortization expense related to the Comparable Portfolio increased $1.8 million due to increased expense at our newly renovated hotels, partially offset by decreased expense due to fully depreciated assets.
●	The sale of the Hilton New Orleans St. Charles caused depreciation and amortization expense to decrease by $1.4 million.

Interest and Other Income. Interest and other income totaled $11.0 million and $13.2 million in 2025 and 2024, respectively. During 2025 and 2024, we recognized interest income of $5.8 million and $12.6 million, respectively. Interest income decreased in 2025 as compared to 2024 due to decreases in our cash balances following our acquisition of Hyatt Regency San Antonio Riverwalk in April 2024, as well as decreased interest rates. In addition, during 2025, we recognized settlement proceeds of $3.9 million for certain construction-related claims at Oceans Edge Resort & Marina, net property insurance recoveries of $1.1 million related to 2023 fire damage at Hilton San Diego Bayfront and 2025 water damage at The Westin Washington, DC Downtown, and other miscellaneous income of $0.2 million. During 2024, we recognized $0.4 million in property insurance recoveries related to 2023 fire damage at Hilton San Diego Bayfront and wind-driven rain damage at Wailea Beach Resort and $0.1 million in other miscellaneous income.

Interest Expense. We incurred interest expense as follows (in thousands):

	2025	2024
Interest expense on debt	$49,691	$49,003
Noncash interest on derivatives, net	878	(540)
Amortization of deferred financing costs	3,797	3,047
Capitalized interest	(1,401)	(1,385)
Total interest expense	$52,965	$50,125

Interest expense increased $2.8 million, or 5.7%, in 2025 as compared to 2024 as follows:

The increase in interest expense in 2025 as compared to 2024 was primarily due to a noncash change of $1.4 million in the fair market value of our derivatives. In addition, interest expense increased $0.8 million in 2025 as compared to 2024 due to increased amortization of deferred financing costs related to costs associated with the execution of the Amended Credit Agreement in September 2025, the extension of the maturity of Term Loan 3 in April 2025, and the issuance of Term Loan 4 in December 2024. Interest expense also increased in 2025 as compared to 2024 due to a $0.7 million increase in interest on our debt primarily due to higher average debt balances, partially offset by lower average interest rates on our term loans. Our debt balances increased due to the net effect of the Amended Credit Agreement, the $50.0 million in total draws on our credit facility in April 2025 and July 2025, and our draw of the $100.0 million available under Term Loan 4 in December 2024. These increases of our debt balances were partially offset by our December 2024 repayment of the $72.1 million loan secured by the JW Marriott New Orleans.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.0% and 5.6% at December 31, 2025 and 2024, respectively. Approximately 70.4% and 40.8% of our outstanding notes payable had fixed interest rates or had been swapped to fixed interest rates at December 31, 2025 and 2024, respectively.

(Loss) Gain on Sale of Assets, Net. (Loss) gain on sale of assets, net totaled a loss of $8.8 million and a net gain of $0.5 million in 2025 and 2024, respectively. In 2025, we recognized an $8.8 million loss on our sale of the Hilton New Orleans St. Charles. In 2024, we recognized an additional $0.5 million net gain related to a contingency resolution at a hotel sold in a prior year.

(Loss) Gain on Extinguishment of Debt. (Loss) gain on extinguishment of debt totaled a loss of $0.2 million and a gain of $0.1 million in 2025 and 2024, respectively. In 2025, we recorded a loss of $0.2 million related to the write-off of unamortized deferred financing costs in connection with the recast of our credit facilities. In 2024, we recorded a $0.1 million gain associated with reassessments of the remaining potential employee-related obligations held in escrow associated with our assignment of a hotel to the hotel’s mortgage holder in 2020.

Income Tax (Provision) Benefit, Net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

We recognized a net current income tax provision of $0.2 million in 2025 and a net current income tax benefit of $1.1 million in 2024, resulting from current state and federal income tax expenses, net of any refunds.

Preferred Stock Dividends, Net of Gain on Repurchases. Preferred stock dividends, net of gain on repurchases were incurred as follows (in thousands):

	2025		2024
Series G preferred stock	$3,644		$2,484
Series H preferred stock	6,813	(1)	7,044
Series I preferred stock	5,653	(1)	5,700
	$16,110		$15,228
(1)	Includes net gains of $0.2 million and $0.1 million on the repurchases of the Series H preferred stock and the Series I preferred stock, respectively, repurchased at a discount to their carrying values, along with the related write-off of the original issuance costs previously included in additional paid in capital on our consolidated balance sheets.

The dividend rate on the Series G preferred stock increased to the greater of the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort or 3.0%, 4.5%, and 6.5% in January 2024, July 2024, and July 2025, respectively, resulting in annual dividend rates of 5.5% and 3.75% for 2025 and 2024, respectively. Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on our total investment in the resort.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre; FFO attributable to common stockholders; and Adjusted FFO attributable to common stockholders. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as us. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income (loss), cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Amortization of right-of-use assets and obligations: we exclude the amortization of our right-of-use assets and related lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciated assets because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

●	Cumulative effect of a change in accounting principle: from time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; lease terminations; property insurance restoration proceeds or uninsured losses; and other nonrecurring identified adjustments.

The following table reconciles our net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net income	$24,568	$43,262
Depreciation and amortization	134,508	124,507
Interest expense	52,965	50,125
Income tax provision (benefit), net	216	(1,100)
Loss (gain) on sale of assets, net	8,751	(457)
EBITDAre	221,008	216,337

Amortization of deferred stock compensation	8,699	10,456
Amortization of right-of-use assets and obligations	(625)	(425)
Loss (gain) on extinguishment of debt	180	(59)
Gain on insurance recoveries, net	(1,050)	(430)
Pre-opening costs	6,471	2,633
Property-level legal settlement costs	—	1,182
Management transition costs	1,869	—
Adjustments to EBITDAre, net	15,544	13,357
Adjusted EBITDAre	$236,552	$229,694

Adjusted EBITDAre increased $6.9 million, or 3.0%, in 2025 as compared to 2024 primarily due to the following:

●	Adjusted EBITDAre at the Comparable Portfolio increased $7.5 million, or 3.5%, in 2025 as compared to 2024, primarily due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for 2025.
●	Adjusted EBITDAre at the Two Renovation Hotels increased $6.0 million, or 299.4%, in 2025 as compared to 2024 primarily due to the changes in the Two Renovation Hotels’ revenues and expenses included in the discussion above regarding the operating results for 2025.
●	The Hyatt Regency San Antonio Riverwalk recorded Adjusted EBITDAre of $16.7 million and $14.8 million in 2025 and 2024, respectively.
●	The Hilton New Orleans St. Charles recorded Adjusted EBITDAre of $3.0 million and $4.6 million in 2025 and 2024, respectively.

●	Corporate-level Adjusted EBITDAre decreased $6.9 million in 2025 as compared to 2024 primarily due to a $6.9 million decrease in interest income and a $2.5 million increase in corporate overhead expense, partially offset by a $3.9 million settlement related to certain construction-related claims at Oceans Edge Resort & Marina.

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

We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

●	Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.
●	Amortization of contract intangibles: we exclude the noncash amortization of any favorable or unfavorable contract intangibles recorded in conjunction with our hotel acquisitions. We exclude the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

●	Real estate amortization of right-of-use assets and obligations: we exclude the amortization of our real estate right-of-use assets and related lease obligations (with the exception of our corporate operating lease) as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

●	Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives. We believe that these items are not reflective of our ongoing finance costs.

●	Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

●	Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; gains or losses on the redemptions or repurchases of preferred stock; lease terminations; property insurance restoration proceeds or uninsured losses; income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; and other nonrecurring identified adjustments.

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net income	$24,568	$43,262
Preferred stock dividends, net of gain on repurchases	(16,110)	(15,228)
Real estate depreciation and amortization	133,112	123,096
Loss (gain) on sale of assets, net	8,751	(457)
FFO attributable to common stockholders	150,321	150,673

Amortization of deferred stock compensation	8,699	10,456
Real estate amortization of right-of-use assets and obligations	(527)	(517)
Amortization of contract intangibles, net	1,259	1,147
Noncash interest on derivatives, net	878	(540)
Loss (gain) on extinguishment of debt	180	(59)
Gain on insurance recoveries, net	(1,050)	(430)
Pre-opening costs	6,471	2,633
Property-level legal settlement costs	—	1,182
Management transition costs	1,869	—
Gain on preferred stock repurchases, net	(254)	—
Prior year income tax benefit, net	—	(1,530)
Adjustments to FFO attributable to common stockholders, net	17,525	12,342
Adjusted FFO attributable to common stockholders	$167,846	$163,015

Adjusted FFO attributable to common stockholders increased $4.8 million, or 3.0%, in 2025 as compared to 2024 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from a hotel disposition, our credit facility and term loans, key money, and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, the acquisition of a hotel and land adjacent to one of our hotels, operating expenses, repurchases of our preferred and common stock, repayments of our credit facility and notes payable, payments of deferred financing costs, and dividends and distributions on our preferred and common stock. We cannot be certain that the sources of funds we have relied on in the past will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $181.8 million in 2025 as compared to $170.4 million in 2024. The net increase in cash provided by operating activities in 2025 as compared to 2024 was primarily due to additional operating cash provided by the increase in travel demand benefiting our hotels, the acquisition of the Hyatt Regency San Antonio Riverwalk, and the post-renovation ramp-ups of Marriott Long Beach Downtown and Andaz Miami Beach. These increases were partially offset by decreases in interest income resulting from our lower cash balances and lower interest rates, along with increases in corporate-level expenses.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions, and renovations of hotels and other assets. Net cash used in investing activities in 2025 and 2024 was as follows (in thousands):

	2025	2024
Proceeds from sales of assets	$46,348	$—
Acquisitions of hotel properties and other assets	(1,269)	(229,330)
Acquisition-related key money proceeds	8,000	—
Proceeds from property insurance	1,165	430
Renovations and additions to hotel properties and other assets	(103,046)	(157,378)
Net cash used in investing activities	$(48,802)	$(386,278)

In 2025, we invested $103.0 million for renovations and additions to our portfolio and other assets, and we purchased land adjacent to the Oceans Edge Resort & Marina for $1.3 million. These cash outflows were partially offset by $46.3 million of proceeds received from the sale of the Hilton New Orleans St. Charles, $8.0 million in key money received from the manager of two of our hotels pursuant to the hotels’ management agreements, and $1.2 million in property insurance proceeds received related to claims at Hyatt Regency San Francisco, The Westin Washington, DC Downtown, and Hilton San Diego Bayfront.

In 2024, we paid $229.3 million to acquire the Hyatt Regency San Antonio Riverwalk, including closing costs and prorations, and we invested $157.4 million for renovations and additions to our portfolio and other assets. These cash outflows were slightly offset by $0.4 million in property insurance proceeds received related to claims at the Hilton San Diego Bayfront and at Wailea Beach Resort.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, the issuance and repurchase of common and restricted stock, the issuance and repayment of debt, including draws on our credit facility and term loans, and the issuance, repurchase, and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2025 and 2024 was as follows (in thousands):

	2025	2024
Repurchases of common stock	$(102,591)	$(27,238)
Repurchases of common stock for employee tax obligations	(4,278)	(4,160)
Repurchases of preferred stock	(1,272)	—
Proceeds from credit facility	50,000	—
Payments on credit facility	(50,000)	—
Proceeds from notes payable	149,600	100,000
Payments on notes payable	(64,600)	(74,050)
Payments of deferred financing costs	(17,981)	(1,105)
Dividends and distributions paid	(86,393)	(90,966)
Net cash used in financing activities	$(127,515)	$(97,519)

During 2025, we paid $102.6 million to repurchase 11,589,722 shares of our common stock and $1.3 million to repurchase 54,097 shares and 9,027 shares of our Series H preferred stock and Series I preferred stock, respectively. We also paid $4.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $86.4 million in dividends and distributions to our preferred and common stockholders. In September 2025, we entered into the Amended Credit Agreement and received $149.6 million from additional borrowing on our term loans and repaid $64.6 million to lenders as a result of modifications to their commitment levels under the Amended Credit Agreement. We used a portion of the proceeds received to repay the $50.0 million we drew down on our revolving credit facility in April 2025 and July 2025. During 2025, we also paid $18.0 million in deferred financing costs related to the extension of the maturity of our previous Term Loan 3 and the execution of the Amended Credit Agreement.

During 2024, we paid $27.2 million to repurchase 2,764,837 shares of our common stock, $4.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $74.1 million in principal payments on our loan secured by the JW Marriott New Orleans, including $2.0 million in scheduled principal payments and $72.1 million to repay the loan, and $91.0 million in dividends and distributions to our preferred and common stockholders. We also entered into Term Loan 4, receiving $100.0 million in proceeds and paying $1.1 million in related deferred financing costs. We utilized the proceeds received from Term Loan 4 to repay the loan secured by the JW Marriott New Orleans.

Future. We expect our primary sources of cash will continue to be our operating activities, working capital, borrowing under our credit facility, additional issuances of debt, dispositions of hotel properties, and proceeds from offerings of common and preferred stock. However, there can be no assurance that our future asset sales, debt issuances or equity offerings will be successfully completed. As a result of potential increases in inflation rates and interest rates, as well as possible recessionary periods in the future, certain sources of capital may not be as readily available to us as they have in the past or may only be available at higher costs.

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our debt and credit facility, interest expense, repurchases of our common and preferred stock, distributions on our common stock, dividends on our preferred stock, and acquisitions of hotels or interests in hotels.

While inflation began to decrease in 2024 and remained relatively stable through 2025, the uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., volatility in transportation fuel costs, increases in air and ground travel costs, decreases in airline capacity, government shutdowns, and the imposition of tariffs affecting commodity costs, has had a negative effect on our operations. Prior to the tariffs announced in 2025, we experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, liability insurance, utilities, and borrowing costs. The imposition of tariffs could exacerbate existing cost pressures and create additional inflationary pressures that could further impact our results of operations. The ability of our hotel operators to adjust rates has historically mitigated the impact of increased operating costs on our financial position and results of operations.

Cash Balance. As of December 31, 2025, our unrestricted cash balance was $109.2 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of December 31, 2025, we had $930.0 million of debt, $185.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates, and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In January 2025, we entered into an interest rate swap on Term Loan 4, which was effective January 31, 2025, expires November 7, 2026, and fixes the SOFR rate at 4.02%.

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

In September 2025, we entered into the Amended Credit Agreement, which expanded our unsecured debt borrowing capacity and extended the maturity of our term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increases the aggregate amount of our term loan facilities from $675.0 million (on four existing term loans) to $850.0 million (on three new term loans). The following includes the details of the Amended Credit Agreement:

●	The maturity of the revolving credit facility was extended from July 2026, with two six-month options to extend, to September 2029, with two six-month options to extend;
●	The new term loan facilities include a $275.0 million term loan, of which $185.0 million was funded in September 2025 and the remaining $90.0 million was available as a one-time delayed draw at any time through February 2026 (“New Term Loan 1”), a $275.0 million term loan funded in September 2025 (“New Term Loan 2”), and a $300.0 million term loan funded in September 2025 ("New Term Loan 3”) (together the “New Term Loans”);
●	We utilized the $760.0 million in proceeds received from the New Term Loans to consolidate our previous four term loans into the three New Term Loans and to repay the $50.0 million outstanding on our revolving credit facility;
●	The revolving credit facility and the New Term Loans bear interest pursuant to a leverage-based pricing grid ranging from 1.40% to 2.25% and 1.35% to 2.20%, respectively, over the applicable term SOFR;
●	New Term Loan 1 has an initial maturity of January 2029, with two twelve-month extension options (subject to customary fees), which would result in an extended maturity of January 2031;
●	New Term Loan 2 has an initial maturity of January 2030, with one twelve-month extension option (subject to customary fees), which would result in an extended maturity of January 2031;
●	New Term Loan 3 has a maturity of January 2031, with no available extension options; and
●	The New Term Loans are available to be prepaid at any time with no prepayment penalty.

In August 2025, we entered into an interest rate swap with a notional amount of $65.0 million and an effective date of January 10, 2026, which we will use to fix a portion of the interest rate on the New Term Loan 1 delayed draw. The swap agreement expires January 10, 2028 and fixes the SOFR rate at 3.206%. In addition, in September 2025, we entered into an interest rate swap with a notional amount of $210.0 million and an effective date of September 9, 2025, which fixes the SOFR rate at 3.226% on the current $185.0 million balance of New Term Loan 1 and $25.0 million of New Term Loan 3. The swap agreement expires on September 9, 2028.

In January 2026, we drew down the $90.0 million available under the New Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026 and for general corporate purposes.

As of December 31, 2025, 70.4% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our unsecured corporate-level New Term Loan 1, New Term Loan 2, and $25.0 million of New Term Loan 3, which totaled $485.0 million, and our two unsecured corporate-level senior notes, which total $170.0 million.

Our floating rate debt as of December 31, 2025 included $275.0 million of our unsecured corporate-level New Term Loan 3.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of December 31, 2025. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt (1)	$955,000	$—	$105,000	$—	$850,000
Interest obligations on debt (1) (2)	241,219	46,383	96,915	91,328	6,593
Operating lease obligations, including imputed interest (3)	8,732	2,563	4,705	503	961
Construction commitments	38,926	38,926	—	—	—
Total	$1,243,877	$87,872	$206,620	$91,831	$857,554
(1)	Debt and interest obligations on debt assume we will exercise all available extension options on our revolving credit facility and New Term Loans, upon payment of applicable fees and the satisfaction of certain customary conditions. Debt and interest obligations on debt include the $90.0 million we received in January 2026 from the New Term Loan 1 delayed draw and the $65.0 million repayment of the Series A Senior Notes.
(2)	Interest is calculated based on the January 2026 loan balances and variable rates, as applicable, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor. The reassessment was not finalized as of December 31, 2025; therefore, no amounts are included in the above table for this ground lease.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $103.0 million in our portfolio and other assets during 2025 and $157.4 million in 2024. As of December 31, 2025, we have contractual construction commitments totaling $38.9 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with certain hotel brands, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 3.0% and 5.5% of the respective hotel’s applicable annual revenue. As of December 31, 2025, our balance sheet includes restricted cash of $76.4 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our hotels. According to certain management agreements, reserve funds are to be held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Inflation

Inflation affects our expenses, including, without limitation, by increasing such costs as wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, property and liability insurance, utilities, and borrowing costs. We rely on our hotel operators to adjust room rates and pricing for hotel services to reflect the effects of inflation. However, previously contracted rates, competitive pressures or other factors may limit the ability of our operators to respond to inflation. As a result, our expenses may increase at higher rates than our revenue and our expenses may not decrease if revenue decreases.

Seasonality and Volatility

As is typical of the lodging industry, we experience seasonality in our business. Demand at certain of our hotels is affected by seasonal business patterns that can cause quarterly fluctuations in our revenues.

Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, any flu or disease-related outbreak that impacts travel or the ability to travel, weather patterns, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options, and unexpected changes in commercial or leisure travel.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us, and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. We perform a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The recoverability assessment includes subjective assumptions such as determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, specific market and economic conditions, the estimated holding period, as well as the probability assigned to each future cash flow scenario.

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

New Accounting Standards and Accounting Changes

See Note 2 to the accompanying consolidated financial statements for additional information related to recently issued accounting pronouncements.

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

As of December 31, 2025, 70.4% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, by approximately $1.4 million based on the variable rates at December 31, 2025.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective to the reasonable assurance level as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 53, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

As disclosed in our interim financial statements for the period ended September 30, 2025, we completed our implementation of a new enterprise resource planning (“ERP”) system. The new ERP system integrates various financial and operational processes to enhance accuracy, efficiency, and internal controls. A standardized internal control framework was used during the implementation and monitoring controls have been established. Management will continue to assess and monitor the new ERP system to ensure the ongoing effectiveness of internal controls.

Other than the ERP implementation, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunstone Hotel Investors, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California
February 27, 2026

Item 9B.	Other Information

(a)	None.
(b)	During the quarter ended December 31, 2025, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2025:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under the Long-term
	be issued upon exercise	exercise price of	Incentive Plan
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2022 Incentive Award Plan			6,247,280

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K, filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K, filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K, filed by the Company on February 23, 2010).

10.4	Form of TRS Lease (incorporated by reference to Exhibit 10.9 to Form 10-K, filed by the Company on February 19, 2015). #

10.5	Eighth Amended and Restated Limited liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.6	Form of Restricted Stock Award Agreement. # *

10.7	Form of Restricted Stock Award Certificate. # *

10.8	Form of Performance-Vesting Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 11, 2022). #

10.9	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Transition 2022) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 11, 2022). #

10.10	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Promotion) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 7, 2022). #

10.11	2022 Incentive Award Plan of Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 28, 2022). #

10.11.1

First Amendment to Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2025). #

10.12	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2012). #

10.13	Sunstone Hotel Investors, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2021). #

10.14

Fifth Amended and Restated Employment Agreement, dated February 18, 2025, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 6, 2025). #

10.14.1	Amendment to Fifth Amended and Restated Employment Agreement, dated February 17, 2026, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Bryan A. Giglia. # *

10.15

Fourth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert C. Springer (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 8, 2022). #

10.16

Fifth Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on November 8, 2022). #

10.17

Amended and Restated Employment Agreement, dated as of August 29, 2022, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Christopher Ostapovicz (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on November 8, 2022). #

10.18

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

10.19.5

Third Amendment to Amended and Restated Credit Agreement, dated July 2, 2021 by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 Form 8-K, filed by the Company on July 8, 2021).

10.19.6

Fourth Amendment to Amended and Restated Credit Agreement, dated November 22, 2021 by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 Form 8-K, filed by the Company on November 26, 2021).

10.19.7

Second Amended and Restated Credit Agreement, dated July 25, 2022, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 27, 2022).

10.19.8

Third Amended and Restated Credit Agreement, dated September 24, 2025, by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 26, 2025).

10.20

Note and Guarantee Agreement, dated December 20, 2016, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (incorporated by reference to Exhibit 10.20 to Form 10-K, filed by the Company on February 23, 2017).

10.21

First Amendment to Note and Guarantee Agreement, dated July 15, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 17, 2020).

10.21.1

Second Amendment to Note and Guarantee Agreement, dated December 21, 2020, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on December 23, 2020).

10.21.2

Third Amendment to Note and Guarantee Agreement, dated July 2, 2021, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 8, 2021).

10.21.3

Fourth Amendment to Note and Guarantee Agreement, dated November 22, 2021, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the subsidiary guarantors from time to time party thereto, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2021).

10.22

Term Loan Agreement, dated May 1, 2023, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Bank of America, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 5, 2023).

10.23

Term Loan Agreement, dated November 7, 2024, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 12, 2024).

19	Insider Trading Policies and Procedures. *

21.1	List of subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Principal Executive Officer (Section 302 Certification). *

31.2	Certification of Principal Financial Officer (Section 302 Certification). *

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification). *

97.1	Policy for Recovery of Erroneously Awarded Compensation. *

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

#Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 27, 2026	/S/ AARON R. REYES
Aaron R. Reyes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRYAN A. GIGLIA	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2026
Bryan A. Giglia

/S/ DOUGLAS M. PASQUALE	Chairman	February 27, 2026
Douglas M. Pasquale

/S/ W. BLAKE BAIRD	Director	February 27, 2026
W. Blake Baird

/S/ MICHAEL BARNELLO	Director	February 27, 2026
Michael Barnello

/S/ ANDREW BATINOVICH	Director	February 27, 2026
Andrew Batinovich

/S/ MONICA S. DIGILIO	Director	February 27, 2026
Monica S. Digilio

/S/ KRISTINA M. LESLIE	Director	February 27, 2026
Kristina M. Leslie

/S/ MURRAY J. MCCABE	Director	February 27, 2026
Murray J. McCabe

/S/ VERETT MIMS	Director	February 27, 2026
Verett Mims

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

Impairment of hotel properties
Description of the Matter

The Company’s investment in hotel properties totaled $2.8 billion as of December 31, 2025. As more fully described in Note 2 to the consolidated financial statements, the Company records impairment losses for investments in hotel properties to be held and used by the Company whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset is determined to be impaired, the Company performs an assessment to estimate the fair value of the hotel. For the year ended December 31, 2025, no hotels were impaired.

Auditing management’s impairment assessment of investment in hotel properties was challenging because determining whether events or changes in circumstances indicate that the investment may be impaired and whether the investment is recoverable is judgmental due to the subjectivity in evaluating management’s identification of indicators of impairment, and assumptions used in determining whether investment in hotel properties is recoverable. In particular, judgment is required in evaluating the factors used to identify indicators of impairment, including, but not limited to, significant changes to the hotel disposition strategy and hold period and other market and economic conditions. The recoverability assessment includes subjective assumptions such as the probability assigned to each future cash flow scenario and the estimated holding period. Changes in these factors and assumptions could have a significant effect on management’s determination of whether there is an indicator of impairment and whether the carrying value of the hotel is recoverable as of December 31, 2025.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the impairment assessment of investment in hotel properties, including controls over management’s identification of indicators of impairment.

Our audit procedures to test management’s impairment assessment included, among others, assessing the factors and assumptions described above and the underlying data used to develop such assumptions. We obtained evidence to corroborate management’s judgments and searched for contrary evidence such as significant declines in operating results, market and economic conditions, disposition strategies, or market effects. To test management’s recoverability assessment, we performed audit procedures that included, among others, comparing the factors considered and assumptions to current industry, market and economic trends using external sources. We evaluated whether the evidence obtained was contrary to the factors and assumptions in management’s assessment. We obtained and evaluated evidence of property specific business changes, including a change in disposition strategy. We also tested the probabilities assigned to the cash flows and performed analyses on these assumptions. As part of our evaluation of indicators of impairment and recoverability assessment, we considered management’s hotel disposition strategies and hold period and probabilities assigned. We assessed the appropriateness of management’s hold periods and disposition strategies through inquiries of management, inspection of board materials and other documentation of management’s plans to use the properties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 27, 2026

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Investment in hotel properties, net	$2,771,180	$2,856,032
Operating lease right-of-use assets, net	4,418	8,464
Cash and cash equivalents	109,189	107,199
Restricted cash	76,531	73,078
Accounts receivable, net	33,662	34,109
Prepaid expenses and other assets, net	34,025	27,757
Total assets	$3,029,005	$3,106,639

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt, net of unamortized deferred financing costs	$918,086	$841,047
Operating lease obligations	7,348	12,019
Accounts payable and accrued expenses	63,146	52,722
Dividends and distributions payable	22,975	24,137
Other liabilities	72,832	72,694
Total liabilities	1,084,387	1,002,619
Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both December 31, 2025 and 2024, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,545,903 shares issued and outstanding at December 31, 2025 and 4,600,000 shares issued and outstanding at December 31, 2024, stated at liquidation preference of $25.00 per share	113,648	115,000
5.70% Series I Cumulative Redeemable Preferred Stock, 3,990,973 shares issued and outstanding at December 31, 2025 and 4,000,000 shares issued and outstanding at December 31, 2024, stated at liquidation preference of $25.00 per share	99,774	100,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 189,709,516 shares issued and outstanding at December 31, 2025 and 200,824,993 shares issued and outstanding at December 31, 2024	1,897	2,008
Additional paid in capital	2,298,398	2,395,702
Distributions in excess of retained earnings	(635,349)	(574,940)
Total stockholders’ equity	1,944,618	2,104,020

Total liabilities and stockholders' equity	$3,029,005	$3,106,639

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues
Room	$582,669	$559,061	$619,277
Food and beverage	278,680	256,222	277,514
Other operating	98,777	90,526	89,689
Total revenues	960,126	905,809	986,480
Operating Expenses
Room	158,694	146,369	158,002
Food and beverage	199,654	182,840	193,820
Other operating	25,136	23,323	23,721
Advertising and promotion	54,283	52,180	51,958
Repairs and maintenance	39,723	35,927	38,308
Utilities	28,514	26,576	27,622
Franchise costs	18,499	18,391	16,876
Property tax, ground lease and insurance	76,461	77,221	78,796
Other property-level expenses	117,348	110,833	120,247
Corporate overhead	31,590	29,050	31,412
Depreciation and amortization	134,508	124,507	127,062
Total operating expenses	884,410	827,217	867,824

Interest and other income	10,964	13,179	10,535
Interest expense	(52,965)	(50,125)	(51,679)
(Loss) gain on sale of assets, net	(8,751)	457	123,820
(Loss) gain on extinguishment of debt	(180)	59	9,938
Income before income taxes	24,784	42,162	211,270
Income tax (provision) benefit, net	(216)	1,100	(4,562)
Net Income	24,568	43,262	206,708
Preferred stock dividends, net of gain on repurchases	(16,110)	(15,228)	(13,988)
Income attributable to common stockholders	$8,458	$28,034	$192,720

Basic and diluted income per share
Basic income attributable to common stockholders per common share	$0.04	$0.14	$0.93
Diluted income attributable to common stockholders per common share	$0.04	$0.14	$0.93

Basic weighted average common shares outstanding	193,613	201,739	205,590
Diluted weighted average common shares outstanding	194,316	202,642	205,865

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2022	11,250,000	$281,250	209,320,447	$2,093	$2,465,595	$(663,977)	$2,084,961
Amortization of deferred stock compensation	—	—	—	—	11,242	—	11,242
Issuance of restricted common stock, net	—	—	138,522	2	(3,778)	—	(3,776)
Forfeiture of restricted common stock	—	—	(8,192)	—	—	—	—
Common stock distributions and distributions payable at $0.30 per share	—	—	—	—	—	(61,807)	(61,807)
Series G preferred stock dividends and dividends payable at $0.469437 per share	—	—	—	—	—	(1,244)	(1,244)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	(5,700)
Repurchases of common stock	—	—	(5,971,192)	(60)	(56,343)	—	(56,403)
Acquisition of noncontrolling interest, net	—	—	—	—	(299)	—	(299)
Net income	—	—	—	—	—	206,708	206,708
Balance at December 31, 2023	11,250,000	281,250	203,479,585	2,035	2,416,417	(533,064)	2,166,638
Amortization of deferred stock compensation	—	—	—	—	10,656	—	10,656
Issuance of restricted common stock, net	—	—	178,376	1	(4,161)	—	(4,160)
Forfeiture of restricted common stock	—	—	(68,131)	(1)	1	—	—
Common stock distributions and distributions payable at $0.34 per share	—	—	—	—	—	(69,910)	(69,910)
Series G preferred stock dividends and dividends payable at $0.937500 per share	—	—	—	—	—	(2,484)	(2,484)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,044)	(7,044)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,700)	(5,700)
Repurchases of common stock	—	—	(2,764,837)	(27)	(27,211)	—	(27,238)
Net income	—	—	—	—	—	43,262	43,262
Balance at December 31, 2024	11,250,000	281,250	200,824,993	2,008	2,395,702	(574,940)	2,104,020
Amortization of deferred stock compensation	—	—	—	—	9,402	—	9,402
Issuance of restricted common stock, net	—	—	475,106	5	(4,283)	—	(4,278)
Forfeiture of restricted common stock	—	—	(861)	—	—	—	—
Common stock distributions and distributions payable at $0.36 per share	—	—	—	—	—	(68,867)	(68,867)
Series G preferred stock dividends and dividends payable at $1.375000 per share	—	—	—	—	—	(3,644)	(3,644)
Series H preferred stock dividends and dividends payable at $1.531252 per share	—	—	—	—	—	(7,023)	(7,023)
Series I preferred stock dividends and dividends payable at $1.425000 per share	—	—	—	—	—	(5,697)	(5,697)
Repurchases of common stock	—	—	(11,589,722)	(116)	(102,475)	—	(102,591)
Repurchases of Series H preferred stock	(54,097)	(1,352)	—	—	44	210	(1,098)
Repurchases of Series I preferred stock	(9,027)	(226)	—	—	8	44	(174)
Net income	—	—	—	—	—	24,568	24,568
Balance at December 31, 2025	11,186,876	$279,672	189,709,516	$1,897	$2,298,398	$(635,349)	$1,944,618

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,568	$43,262	$206,708
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	445	474	372
Loss (gain) on sale of assets, net	8,751	(457)	(123,820)
Loss (gain) on extinguishment of debt	180	(59)	(9,938)
Noncash interest on derivatives, net	878	(540)	252
Depreciation	132,989	123,150	126,543
Amortization of franchise fees and other intangibles	1,519	1,357	464
Amortization of deferred financing costs	3,797	3,047	2,700
Amortization of deferred stock compensation	8,699	10,456	10,775
Gain on insurance recoveries, net	(1,050)	(430)	(3,722)
Changes in operating assets and liabilities:
Accounts receivable, net	2	(171)	10,609
Prepaid expenses and other assets	(754)	(2,630)	(1,871)
Accounts payable and other liabilities	2,361	(6,658)	(20,839)
Operating lease right-of-use assets and obligations	(625)	(425)	(102)
Net cash provided by operating activities	181,760	170,376	198,131
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	46,348	—	364,491
Acquisitions of hotel properties and other assets	(1,269)	(229,330)	—
Acquisition-related key money proceeds	8,000	—	—
Proceeds from property insurance	1,165	430	3,722
Renovations and additions to hotel properties and other assets	(103,046)	(157,378)	(110,131)
Net cash (used in) provided by investing activities	(48,802)	(386,278)	258,082
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of noncontrolling interest, including transaction costs	—	—	(299)
Payment of common stock offering costs	—	—	(428)
Repurchases of common stock	(102,591)	(27,238)	(56,403)
Repurchases of common stock for employee tax obligations	(4,278)	(4,160)	(3,348)
Repurchases of preferred stock	(1,272)	—	—
Proceeds from credit facility	50,000	—	—
Payments on credit facility	(50,000)	—	—
Proceeds from notes payable	149,600	100,000	225,000
Payments on notes payable	(64,600)	(74,050)	(222,086)
Payments of deferred financing costs	(17,981)	(1,105)	(2,332)
Dividends and distributions paid	(86,393)	(90,966)	(59,825)
Net cash used in financing activities	(127,515)	(97,519)	(119,721)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,443	(313,421)	336,492
Cash and cash equivalents and restricted cash, beginning of year	180,277	493,698	157,206
Cash and cash equivalents and restricted cash, end of year	$185,720	$180,277	$493,698

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$109,189	$107,199	$426,403
Restricted cash	76,531	73,078	67,295
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$185,720	$180,277	$493,698

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for interest, net of capitalized interest	$48,824	$48,859	$49,296
Cash (refunded) paid for income taxes, net	$(1,397)	$3,140	$1,731

Changes in operating lease right-of-use assets	$4,898	$4,599	$4,433
Changes in operating lease obligations	(5,523)	(5,024)	(4,535)
Changes in operating lease right-of-use assets and lease obligations, net	$(625)	$(425)	$(102)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Accrued renovations and additions to hotel properties and other assets	$24,102	$16,701	$9,812
Gain on repurchases of preferred stock	$306	$—	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$852	$308	$2,163
Amortization of deferred stock compensation — construction activities	$703	$200	$467
Dividends and distributions payable	$22,975	$24,137	$29,965

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

As of December 31, 2025, the Company owned 14 hotels, which were managed by the following third-party managers:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc.	6
Hyatt Hotels Corporation	3
Four Seasons Hotels Limited	1
Hilton Worldwide Holdings, Inc.	1
Montage North America, LLC	1
Sage Hospitality Group	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2025	14

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, include the accounts of the Company, the Operating Partnership, the TRS Lessee, and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

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

Certain prior year amounts in these notes to consolidated financial statements have been reclassified to conform to the presentation for the year ended December 31, 2025.

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

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2025 and 2024, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash primarily includes reserves for operating expenses and capital expenditures required by certain of the Company’s management and franchise agreements, as well as cash held as collateral for certain letters of credit. At times, restricted cash also includes hotel acquisition or disposition-related earnest money held in escrow reserves pending completion of the associated transaction.

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

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

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

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. The Company performs a fair value assessment using valuation techniques such as discounted cash flows and comparable sale transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The recoverability assessment includes subjective assumptions such as determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, specific market and economic conditions, the estimated holding period, as well as the probability assigned to each future cash flow scenario. Based on the Company’s review, no hotels were impaired in 2025, 2024, or 2023.

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

Assets Held for Sale

The Company considers a hotel and related assets held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third-party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel qualifies as a discontinued operation, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. No hotels were considered held for sale as of either December 31, 2025 or 2024.

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

The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating lease ROU assets were impaired in 2025, 2024 or 2023.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,
	2025	2024

Trade receivables, net (1)	$16,645	$18,693
Contract liabilities (2)	$47,035	$48,635
(1)	Trade receivables, net are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits and are included in other liabilities on the accompanying consolidated balance sheets.

During 2025 and 2024, the Company recognized approximately $45.6 million and $39.2 million, respectively, in revenue related to its outstanding contract liabilities.

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

Basic earnings attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, including shares of the Company’s performance-based restricted stock units for which all necessary conditions have been satisfied except for the passage of time. Diluted earnings attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of time-based unvested restricted stock awards and performance-based restricted stock units, using the more dilutive of either the two-class method or the treasury stock method. The Company’s performance-based restricted stock units are considered for computing diluted net income per common share as of the beginning of the period in which all necessary conditions have been satisfied and the only remaining vesting condition is a service vesting condition (see Note 13).

Segment Reporting

The Company considers each of its hotels to be an operating segment and allocates resources and assesses the operating performance for each hotel. Because all of the Company’s hotels have similar economic characteristics, facilities, and services, the hotels have been aggregated into one reportable segment, Hotel Ownership (see Note 14).

New Accounting Standards and Accounting Changes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The adoption of ASU 2023-09 did not have a material impact to the Company’s financial statements, however ASU 2023-09’s additional disclosure requirements are included in Note 10.

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

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the scope and requirements for interim financial statement disclosures under U.S. GAAP. The guidance creates a comprehensive list of required interim disclosures and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on the entity has occurred since the previous year-end. ASU 2025-11 may be applied prospectively or retrospectively and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$641,358	$645,884
Buildings and improvements	2,909,921	2,824,364
Furniture, fixtures and equipment	481,457	445,696
Intangible assets	43,937	44,063
Construction in progress	48,486	147,250
Investment in hotel properties, gross	4,125,159	4,107,257
Accumulated depreciation and amortization	(1,353,979)	(1,251,225)
Investment in hotel properties, net	$2,771,180	$2,856,032

2024 Acquisition

In April 2024, the Company purchased the fee-simple interest in the 630-room Hyatt Regency San Antonio Riverwalk, located in San Antonio, Texas, for a contractual purchase price of $230.0 million. In addition to the fee-simple interest in the hotel, an affiliate of the seller will reimburse the Company for the first $8.0 million of capital invested into the hotel pursuant to the hotel’s management agreement, of which $4.0 million was received in November 2025. The acquisition was accounted for as an asset acquisition and was funded from available cash.

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2025	2024
Element agreement (1)	$18,436	$18,436
Airspace agreements (2)	1,947	1,947
Residential program agreements (3)	21,038	21,038
Advance bookings (4)	1,344	1,344
Trade names (5)	121	121
Franchise agreements (6)	4	130
In-place lease agreements (7)	1,047	1,047
	43,937	44,063
Accumulated amortization	(3,712)	(2,306)
	$40,225	$41,757

Amortization expense on these intangible assets consisted of the following (in thousands):

	2025	2024	2023
Residential program agreements (3)	$923	$923	$411
Advance bookings (4)	336	224	—
Franchise agreements (6)	7	8	7
In-place lease agreements (7)	254	202	99
	$1,520	$1,357	$517
(1)	The Element agreement as of both December 31, 2025 and 2024 included the exclusive perpetual rights to certain space at The Westin Washington, DC Downtown. The Element has an indefinite useful life and is not amortized.
(2)	Airspace agreements as of both December 31, 2025 and 2024 consisted of dry slip agreements at Oceans Edge Resort & Marina. The dry slips at Oceans Edge Resort & Marina have indefinite useful lives and are not amortized.
(3)	Residential program agreements as of both December 31, 2025 and 2024 included $13.7 million and $7.3 million at Montage Healdsburg and Four Seasons Resort Napa Valley, respectively. The values of the agreements were determined based on each hotel’s purchase price allocation. The agreements relate to the hotels’ residential rental programs, whereby owners of the adjacent separately owned Montage Residences Healdsburg and Four Seasons Private Residences Napa Valley are eligible to participate in optional rental programs and have access to the hotels’ facilities. The agreements at Montage Healdsburg consist of two components, a residential program agreement and a social membership program, which are both amortized using the straight-line method over the life of the related remaining 25-year Montage Healdsburg management agreement, which expires in 2048. The residential program agreement at Four Seasons Resort Napa Valley is amortized using the straight-line method over the life of the related remaining 20-year management agreement, which expires in 2041. The amortization expense for both Montage Healdsburg and Four Seasons Resort Napa Valley is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(4)	Advance bookings as of both December 31, 2025 and 2024 consisted of advance deposits related to our acquisition of Hyatt Regency San Antonio Riverwalk. As part of the purchase price allocation, the contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability. They are amortized using the straight-line method over the periods the amounts are expected to be collected. The amortization expense for contractual advance hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. The advance bookings will be fully amortized in April 2028.
(5)	Trade names as of both December 31, 2025 and 2024 consisted of trademarks and bottle labeling used by Elusa Winery at Four Seasons Resort Napa Valley. The values of the trade names were determined as part of the hotel’s purchase price allocation. The trade names have indefinite useful lives and are not amortized.
(6)	Franchise agreements as of both December 31, 2025 and 2024 consisted of an agreement at The Bidwell Marriott Portland. In addition, franchise agreements as of December 31, 2024 included an agreement at Hilton New Orleans St. Charles, which was sold by the Company in June 2025 (see Note 4). In June 2025, the Company entered into an agreement to extend the term of The Bidwell Marriott Portland’s franchise agreement by one year. The Company amortized both agreements using the straight-line method over the lives of the franchise agreements and The Bidwell Marriott Portland agreement will be fully amortized in October 2026. The amortization expense for the franchise agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(7)	The in-place lease agreements as of both December 31, 2025 and 2024 included agreements at Andaz Miami Beach and Hyatt Regency San Antonio Riverwalk. The values of the agreements were determined as part of the respective hotel’s purchase price allocation. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the leases and will be fully amortized between December 2026 and November 2029. The amortization expense for the in-place lease agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2026	$1,516
2027	$1,365
2028	$1,075
2029	$959
2030	$923

4. Disposals

Disposals – 2025

In June 2025, the Company sold Hilton New Orleans St. Charles, located in Louisiana, for net proceeds of $46.3 million and a loss of $8.8 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel disposition did not qualify as a discontinued operation.

Disposals – 2024

While no hotels were sold in 2024, the Company recognized a net gain of $0.5 million related to a contingency resolution at Boston Park Plaza, which the Company sold in 2023.

Disposals – 2023

In October 2023, the Company sold Boston Park Plaza, located in Massachusetts, for net proceeds of $364.5 million and a gain of $123.8 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel disposition did not qualify as a discontinued operation.

Results of Operations – Disposed Hotels

The following table provides summary results of operations for the disposed hotels, which are included in net income for their respective ownership periods (in thousands):

	2025	2024	2023
Total revenues	$7,448	$14,135	$110,529

Income before income taxes (1)	$2,041	$2,236	$21,656

(Loss) gain on sale of assets, net	$(8,751)	$457	$123,820
(1)	Income before income taxes does not include the (loss) gain recognized on the hotel sales.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2025 and 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both December 31, 2025 and 2024, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of December 31, 2025 and 2024, 70.4% and 40.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$930,000	$929,162	$845,000	$841,027
(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate swap derivatives, which are not designated as effective cash flow hedges, consisted of the following (in thousands):

						Estimated Fair Value of Assets (Liabilities) (1)
	Strike / Capped	Effective	Maturity	Notional		December 31,
Hedged Debt (2)	LIBOR Rate	Date	Date	Amount		2025	2024
Term Loan 2	3.675%	March 17, 2023	March 17, 2026	$75,000		$—	$370
Term Loan 2	3.931%	September 14, 2023	September 14, 2026	$100,000		(311)	186
Term Loan 2	4.020%	January 31, 2025	November 7, 2026	$100,000		(491)	—
Term Loans 1 and 3	3.226%	September 9, 2025	September 9, 2028	$210,000	(3)	395	—
Term Loan 1	3.206%	January 10, 2026	January 10, 2028	$65,000	(4)	85	—
						$(322)	$556
(1)	All of the Company’s swap agreements are indexed to CME Term SOFR. The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of December 31, 2025 and 2024. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2025.
(2)	In September 2025, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which, among other things, consolidated its four previous term loans into three new term loans (see Note 7).
(3)	In September 2025, the Company entered into an interest rate swap, which was effective September 9, 2025 and expires September 9, 2028. The swap fixes the SOFR rate on a portion of Term Loans 1 and 3 to 3.226% (see Note 7).
(4)	In August 2025, the Company entered into an interest rate swap, which is effective January 10, 2026 and expires January 10, 2028. The Company intends to use the swap to fix a portion of the interest rate on Term Loan 1 to 3.206% upon exercising the available $90.0 million delayed draw (see Note 7 and Note 16).

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense as follows (in thousands):

	2025	2024	2023
Noncash interest on derivatives, net	$878	$(540)	$252

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$10,617	$10,488
Inventory	11,580	10,497
Deferred financing costs	8,266	2,223
Property and equipment, net	1,572	2,267
Interest rate derivatives	480	556
Deferred rent on straight-lined third-party tenant leases	145	369
Liquor licenses	930	930
Other	435	427
Total prepaid expenses and other assets, net	$34,025	$27,757

7. Debt

Debt Transactions – 2025

Unsecured Debt. In April 2025, the Company exercised its option to extend the maturity of its previous Term Loan 3 from May 2025 to May 2026. Additionally, in April 2025 and July 2025, the Company drew down $27.0 million and $23.0 million, respectively, on its $500.0 million credit facility.

In September 2025, the Company entered into the Amended Credit Agreement, which expanded its unsecured debt borrowing capacity and extended the maturity of its term loans. The Amended Credit Agreement continues to provide for a $500.0 million revolving credit facility and increases the aggregate amount of the Company’s term loan facilities from $675.0 million (on four existing term loans) to $850.0 million (on three new term loans). The following includes the details of the Amended Credit Agreement:

●	The maturity of the revolving credit facility was extended from July 25, 2026, with two six-month options to extend, to September 24, 2029, with two six-month options to extend;
●	The new term loan facilities include a $275.0 million term loan, of which $185.0 million was funded in September 2025 and the remaining $90.0 million is available as a one-time delayed draw which was funded in January 2026 (“New Term Loan 1”) (see Note 16), a $275.0 million term loan funded in September 2025 (“New Term Loan 2”), and a $300.0 million term loan funded in September 2025 (“New Term Loan 3”) (together the “New Term Loans”);
●	The Company utilized the $760.0 million in proceeds received from the New Term Loans to consolidate its previous four term loans into the three New Term Loans and to repay the $50.0 million outstanding on its revolving credit facility;
●	The revolving credit facility and the New Term Loans bear interest pursuant to a leverage-based pricing grid ranging from 1.40% to 2.25% and 1.35% to 2.20%, respectively, over the applicable term SOFR;
●	New Term Loan 1 has an initial maturity of January 24, 2029, with two twelve-month extension options (subject to customary fees), which would result in an extended maturity of January 24, 2031;
●	New Term Loan 2 has an initial maturity of January 24, 2030, with one twelve-month extension option (subject to customary fees), which would result in an extended maturity of January 24, 2031;
●	New Term Loan 3 has a maturity of January 24, 2031, with no available extension options; and
●	The New Term Loans are available to be prepaid at any time with no prepayment penalty.

As of December 31, 2025, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Debt Transactions – 2024

Secured Debt. The mortgage secured by the JW Marriott New Orleans was repaid on December 11, 2024, using proceeds received from the Company’s Term Loan 4.

Unsecured Debt. On November 7, 2024, the Company entered into delayed-draw Term Loan 4 and drew a total of $100.0 million in December 2024. Term Loan 4’s variable interest rate was based on a pricing grid with a range of 1.35% to 2.20%, depending on the Company’s leverage ratios, plus SOFR and a 0.10% adjustment. Term Loan 4 had an initial term of one year with two six-month extension options at the Company’s election, resulting in an extended maturity of November 7, 2026; however, in conjunction with the Amended Credit Agreement in September 2025, Term Loan 4 was consolidated into the New Term Loans.

Debt consisted of the following (in thousands):

					Balance Outstanding as of
	December 31, 2025				December 31,	December 31,
	Rate Type		Interest Rate	Maturity Date	2025	2024
Unsecured Corporate Credit Facilities (1)
Term Loan 1	Fixed	(2)	4.68%	January 24, 2029	$185,000	$175,000
Term Loan 2	Fixed	(3)	5.34%	January 24, 2030	275,000	175,000
Term Loan 3	Floating	(4)	5.14%	January 24, 2031	300,000	225,000
Term Loan 4	N/A	(5)	N/A	N/A	—	100,000
Total unsecured corporate credit facilities					$760,000	$675,000

Unsecured Senior Notes
Series A	Fixed		4.69%	January 10, 2026	$65,000	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$170,000	$170,000

Total debt					$930,000	$845,000
Unamortized deferred financing costs					(11,914)	(3,953)
Debt, net of unamortized deferred financing costs					$918,086	$841,047
(1)	The variable interest rates on the Company’s unsecured corporate credit facilities are based on a pricing grid depending on the Company’s leverage ratios plus SOFR.
(2)	New Term Loan 1 is currently subject to one interest rate swap derivative (see Note 5). New Term Loan 1 has an initial maturity of January 24, 2029 with two twelve-month options to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon payment of applicable fees and the satisfaction of certain customary conditions. The effective interest rates on the loan were 4.68% and 5.27% at December 31, 2025 and 2024, respectively.
(3)	New Term Loan 2 is subject to three interest rate swap derivatives (see Note 5). New Term Loan 2 has an initial maturity of January 24, 2030 with one twelve-month option to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and satisfaction of certain customary conditions. The effective interest rates on the loan were 5.34% and 6.02% at December 31, 2025 and 2024, respectively.
(4)	New Term Loan 3 is subject to one interest rate swap derivative (see Note 5) covering a partial balance of $25.0 million. The effective interest rates on the loan were 5.14% and 5.83% at December 31, 2025 and 2024, respectively.
(5)	Term Loan 4 was consolidated into the New Term Loans in conjunction with the Company’s Amended Credit Agreement. The effective interest rate on the loan was 5.93% at December 31, 2024.

Aggregate future principal maturities of debt at December 31, 2025, were as follows (in thousands):

2026	$65,000
2027	—
2028	105,000
2029	—
2030	—
Thereafter	760,000	(1)
Total	$930,000
(1)	Includes New Term Loan 1 and New Term Loan 2 assuming the Company has exercised its options to extend the maturity of the loans from January 24, 2029 and January 24, 2030, respectively, to January 24, 2031, upon the payment of applicable fees and satisfaction of certain customary conditions.

Deferred Financing Costs and (Loss) Gain on Extinguishment of Debt

Deferred financing costs and (loss) gain on extinguishment of debt were as follows (in thousands):

	2025 (1)	2024 (2)	2023 (3)
Payments of deferred financing costs	$17,981	$1,105	$2,332

(Loss) gain on extinguishment of debt	$(180)	$59	$9,938
(1)	In connection with the Amended Credit Agreement, the Company paid a total of $18.0 million in deferred financing costs, of which $7.7 million was allocated to the revolving credit facility and the delayed draw portion of New Term Loan 1 and included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2025, and $10.3 million was allocated to the funded New Terms Loans and included in debt, net of unamortized deferred financing costs on the Company’s consolidated balance sheet as of December 31, 2025. In addition, the Company recorded a $0.2 million loss on extinguishment of debt related to the accelerated amortization of deferred financing costs.
(2)	During 2024, the Company paid a total of $1.1 million in deferred financing costs related to Term Loan 4. In addition, the Company recognized a gain of $0.1 million associated with the assignment-in-lieu of a hotel to the hotel’s mortgage holder in 2020 due to reassessments of the remaining potential employee-related obligations and the release of the remaining potential employee-related obligations in conjunction with the termination of the escrow agreement during the second quarter of 2024.
(3)	During 2023, the Company paid a total of $2.3 million in deferred financing costs related to Term Loan 3. In addition, the Company recognized a gain of $9.9 million associated with the assignment-in-lieu of a hotel to the hotel’s mortgage holder in 2020, comprising $9.8 million from the relief of a majority of the potential employee-related obligations, with the funds released to the Company from escrow, and $0.1 million due to reassessments of the remaining potential employee-related obligations held in escrow.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (in thousands):

	2025	2024	2023
Interest expense on debt	$49,691	$49,003	$48,727
Noncash interest on derivatives, net	878	(540)	252
Amortization of deferred financing costs	3,797	3,047	2,700
Capitalized interest	(1,401)	(1,385)	—
Total interest expense	$52,965	$50,125	$51,679

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Advance deposits	$47,035	$48,635
Property, sales and use taxes payable	11,565	10,088
Accrued interest	4,572	5,105
Deferred rent	905	1,433
Interest rate derivatives	802	—
Management fees payable	1,875	1,168
Other	6,078	6,265
Total other liabilities	$72,832	$72,694

9. Leases

As of both December 31, 2025 and 2024, the Company had operating leases for ground, office, equipment, and airspace leases with maturity dates ranging from 2026 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2025	2024
Right-of-use assets, net	$4,418	$8,464

Lease obligations	$7,348	$12,019

Weighted average remaining lease term	5 years
Weighted average discount rate	5.8%

Lease Expense

The components of lease expense, as well as supplemental cash flow information for operating leases, were as follows (in thousands):

	2025	2024	2023
Operating lease cost	$5,497	$5,368	$5,427
Variable lease cost (1)	8,134	7,824	8,438
Sublease income (2)	(1,187)	(1,187)	(1,187)
Total lease cost	$12,444	$12,005	$12,678
Operating cash flows for operating leases	$6,099	$5,783	$5,527
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

At December 31, 2025, future maturities of the Company’s operating lease obligations were as follows (in thousands):

2026	$2,563
2027	2,628
2028	2,077
2029	450
2030	53
Thereafter	961
Total lease payments (1)	8,732
Less: interest (2)	(1,384)
Present value of lease obligations	$7,348
(1)	Total lease payments do not include a total of $3.3 million in sublease income the Company expects to recognize in 2026 through August 2028. Operating lease obligations also do not include a ground lease that expires in 2071 and requires a reassessment of rent payments due after 2025, agreed upon by both the Company and the lessor. The reassessment was not finalized as of December 31, 2025.
(2)	Calculated using the respective discount rate for each lease.

10. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforward	$23,859	$22,129
Other reserves	980	885
State taxes and other	803	1,371
Depreciation	1,513	1,695
Total gross deferred tax assets	27,155	26,080

Deferred Tax Liabilities:
Amortization	(70)	(55)
Deferred revenue	(13)	(22)
Total gross deferred tax liabilities	(83)	(77)

Less: valuation allowance	(27,072)	(26,003)

Deferred tax assets, net	$—	$—

At December 31, 2025 and 2024, the net operating loss carryforwards for federal income tax purposes totaled approximately $108.9 million and $102.0 million, respectively, of which $8.2 million will expire between 2031 and 2033. The remaining losses can be carried forward indefinitely and are subject to an 80% taxable income limitation.

The Company’s income tax (provision) benefit, net was included in the consolidated statements of operations as follows (in thousands):

	2025	2024	2023
Current:
Federal	$(1)	$(5)	$(14)
State	(215)	1,105	(4,548)
Current income tax (provision) benefit, net	(216)	1,100	(4,562)

Deferred:
Federal	965	(734)	(123)
State	104	(450)	(208)
Change in valuation allowance	(1,069)	1,184	331
Deferred income tax (provision) benefit, net	—	—	—

Income tax (provision) benefit, net	$(216)	$1,100	$(4,562)

A reconciliation of the income tax provision, net to the amount computed by applying the statutory U.S. federal income tax rate of 21% to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	2025
	Amount	%

U.S. federal statutory tax rate	$(1,774)	21.0%
Tax impact of REIT election	4,979	(58.9)%
State income tax provision, net of federal income tax effect (1)	(215)	2.5%
Change in valuation allowance	(926)	11.0%
Key money permanent difference	(1,680)	19.9%
Corporate overhead allocation permanent difference	(528)	6.2%
Other permanent differences	(49)	0.6%
Other deferred adjustments	(23)	0.3%
Effective tax rate	$(216)	2.6%
(1)	State taxes in Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the differences between the income tax benefit (provision) calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax benefit (provision), net for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Expected federal tax expense at statutory rate	$(5,887)	$(45,033)
Tax impact of REIT election	6,004	40,767
Expected tax benefit (provision) of TRS	117	(4,266)

State income tax benefit, net of federal (provision)	685	(164)
Change in valuation allowance	1,184	331
Other permanent differences	(886)	(463)
Income tax benefit (provision), net	$1,100	$(4,562)

The Company’s tax years from 2022 to 2025 will remain open to examination by the federal and state authorities for three and four years, respectively.

The table below represents the changes to the Company's valuation allowance (in thousands):

	2025	2024	2023
Valuation allowance beginning of the period	$26,003	$27,187	$27,518
Increases (decreases) charged to income taxes	1,069	(1,184)	(331)
Valuation allowance end of period	$27,072	$26,003	$27,187

Cash (refunded) paid for income taxes, net, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

2025
Federal	$3
State:
California	(255)
Massachusetts	(1,140)
Other States	(5)
State total	(1,400)

Cash (refunded) paid for income taxes, net	$(1,397)

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions per share for the years ended December 31, 2025, 2024, and 2023, were characterized as follows:

	2025			2024			2023
	Amount		%	Amount		%	Amount	%
Common Stock:
Ordinary income (1)	$0.327	(2)	90.7%	$0.340	(3)	100%	$—	—%
Capital gain	0.033	(2)	9.3	—		—	0.300	100
Return of capital	—		—	—		—	—	—
Total	$0.360		100%	$0.340		100%	$0.300	100%

Preferred Stock — Series G
Ordinary income (1)	$1.248		90.7%	$0.998		100%	$—	—%
Capital gain	0.127		9.3	—		—	0.469	100
Return of capital	—		—	—		—	—	—
Total	$1.375		100%	$0.998		100%	$0.469	100%

Preferred Stock — Series H
Ordinary income (1)	$1.390		90.7%	$1.531		100%	$—	—%
Capital gain	0.141		9.3	—		—	1.531	100
Return of capital	—		—	—		—	—	—
Total	$1.531		100%	$1.531		100%	$1.531	100%

Preferred Stock — Series I
Ordinary income (1)	$1.293		90.7%	$1.425		100%	$—	—%
Capital gain	0.132		9.3	—		—	1.425	100
Return of capital	—		—	—		—	—	—
Total	$1.425		100%	$1.425		100%	$1.425	100%
(1)	Ordinary income qualifies for Section 199A treatment per the 2017 Tax Cuts and Jobs Act.
(2)	The 2025 common stock distribution is treated as paid in two tax years for income tax purposes, with approximately $0.33 per share taxable in 2025 and $0.03 per share taxable in 2026.
(3)	The 2024 common stock distribution is treated as paid in two tax years for income tax purposes, with approximately $0.28 per share taxable in 2024 and $0.06 per share taxable in 2025.

11. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

Contemporaneous with the Company’s April 2021 purchase of the Montage Healdsburg, the Company issued 2,650,000 shares of its Series G preferred stock to the hotel’s seller as partial payment of the hotel. The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The dividend rate subsequently increased to the greater of the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort or 3.0%, 4.5%, and 6.5% in January 2024, July 2024, and July 2025, respectively, resulting in the following annual dividend rates:

	2025	2024	2023
Series G preferred stock annual dividend rate	5.500%	3.750%	1.878%

Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to the Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

Series H Cumulative Redeemable Preferred Stock

In May 2021, the Company issued 4,600,000 shares of its 6.125% Series H preferred stock with a liquidation preference of $25.00. In accordance with the Company’s stock repurchase program, the Company repurchased 54,097 shares of its Series H preferred stock in December 2025 at an average repurchase price of $20.28 per share. As the Series H preferred stock was repurchased at a discount to the stock’s carrying value, the Company recorded a $0.2 million net gain on the repurchases, which was included in preferred stock dividends, net of gain on repurchases on the accompanying consolidated statement of operations for the year ended December 31, 2025.

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

Series I Cumulative Redeemable Preferred Stock

In July 2021, the Company issued 4,000,000 shares of its 5.70% Series I preferred stock with a liquidation preference of $25.00. In accordance with the Company’s stock repurchase program, the Company repurchased 9,027 shares of its Series I preferred stock in December 2025 at an average repurchase price of $19.25 per share. As the Series I preferred stock was repurchased at a discount to the stock’s carrying value, the Company recorded a $0.1 million net gain on the repurchases, which was included in preferred stock dividends, net of gain on repurchases on the accompanying consolidated statement of operations for the year ended December 31, 2025.

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

Stock Repurchase Program

In February 2023, the Company’s board of directors reauthorized the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s aggregate common and preferred stock. The stock repurchase program has no stated expiration date.

Details of the Company’s preferred and common stock repurchases were as follows (dollars in thousands):

	2025	2024	2023
Number of common shares	11,589,722	2,764,837	5,971,192
Number of preferred shares	63,124	—	—
Total cost, including fees and commissions	$103,863	$27,238	$56,403

As of December 31, 2025, $323.9 million remains available for repurchase under the stock repurchase program (see Note 16). Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock.

ATM Agreements

In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million.

No common stock was issued in 2025, 2024, or 2023 under the ATM Agreements, leaving $300.0 million available for sale as of December 31, 2025.

Dividends and Distributions

The Company declared dividends and distributions per share on its preferred stock and common stock, respectively, as follows:

	2025	2024	2023
Series G preferred stock	$1.375000	$0.937500	$0.469437
Series H preferred stock	$1.531252	$1.531252	$1.531252
Series I preferred stock	$1.425000	$1.425000	$1.425000
Common stock	$0.360000	$0.340000	$0.300000

12. Incentive Award Plan

The Company’s 2022 Incentive Award Plan (the “2022 Plan”) provides for granting discretionary awards to employees, consultants, and non-employee directors. The awards may be made in the form of options, restricted stock awards, dividend equivalents, stock payments, restricted stock units, other incentive awards, LTIP units, or share appreciation rights. In May 2025, the Company’s stockholders approved the first amendment to the 2022 Plan (the “Amended Plan” and together with the 2022 Plan, the “Plan”), which increased the number of shares of common stock available for issuance under the Plan from 3,750,000 common shares to 9,250,000 common shares. As of December 31, 2025, 6,247,280 shares remain available for future issuance under the Plan, and only shares of restricted stock were issued and outstanding under the Plan.

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

As of December 31, 2025, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (in thousands):

	2025	2024	2023
Amortization expense, including forfeitures	$8,699	$10,456	$10,775

Capitalized compensation cost (1)	$703	$200	$467
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

As of December 31, 2025, $9.3 million in compensation expense related to non-vested restricted stock grants remained to be recognized over a weighted-average period of 20 months.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	688,288	$10.70	1,032,266	$11.11	1,289,146	$11.65
Granted	417,522	$10.55	444,077	$10.66	450,964	$10.58
Vested	(419,884)	$10.32	(719,924)	$11.25	(699,652)	$11.76
Forfeited	(861)	$11.27	(68,131)	$10.89	(8,192)	$11.12
Outstanding at end of year	685,065	$10.84	688,288	$10.70	1,032,266	$11.11

Restricted Stock Units

In February 2025, 2024 and 2023, the Company granted restricted stock units that vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Equity Lodging/Resorts Index who have a market capitalization in excess of $500 million as of the date specified in the applicable award agreement (the “RSR Three-Year Performance Period Shares”). The number of RSR Three-Year Performance Period Shares that may become vested ranges from zero to 200% of the number of related shares granted to the employee, based on the level of achievement of the foregoing performance measure.

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

The following is a summary of non-vested restricted stock unit activity at target performance:

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,382,074	$10.90	1,076,160	$10.69	612,584	$10.40
Granted	429,587	$11.48	475,746	$11.50	463,576	$11.07
Vested (1)	(257,911)	$12.44	(119,732)	$11.21	—	$—
Forfeited	(118,018)	$11.29	(50,100)	$11.21	—	$—
Outstanding at end of year	1,435,732	$10.77	1,382,074	$10.90	1,076,160	$10.69
(1)	Includes vested shares at target performance. In January 2025, the 2022 RSR Three-Year Performance Period restricted stock units vested between the target and maximum levels at 169.2% of target, resulting in the additional vesting of 176,286 shares of the Company’s common stock with a grant date fair value of $12.46.

The grant date fair values of the performance awards were determined based on a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Expected Volatility	Dividend Yield (1)	Risk-Free Rate	Expected Term
February 10, 2025
RSR Three-Year Performance Period Shares	30.0%	—	4.47%	3 years

February 12, 2024
RSR Three-Year Performance Period Shares	31.0%	—	4.34%	3 years

February 9, 2023
RSR Three-Year Performance Period Shares	38.0%	—	4.18%	3 years
(1)	Dividend equivalents are assumed to be reinvested in shares of the Company’s common stock and dividend equivalents will only be paid to the extent the award vests.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net income	$24,568	$43,262	$206,708
Preferred stock dividends, net of gain on repurchases	(16,110)	(15,228)	(13,988)
Distributions paid to participating securities	(247)	(273)	(310)
Undistributed income allocated to participating securities	—	—	(683)
Numerator for basic and diluted income attributable to common stockholders	$8,211	$27,761	$191,727

Denominator:
Weighted average basic common shares outstanding	193,613	201,739	205,590
Unvested restricted stock units	703	903	275
Weighted average diluted common shares outstanding	194,316	202,642	205,865

Basic income attributable to common stockholders per common share	$0.04	$0.14	$0.93
Diluted income attributable to common stockholders per common share	$0.04	$0.14	$0.93

In its calculation of diluted earnings per share, the Company excluded 685,065, 688,288, and 1,032,266 anti-dilutive unvested time-based restricted stock awards for the years ended December 31, 2025, 2024 and 2023, respectively (see Note 12).

The Company also had 1,435,732, 1,382,074, and 1,076,160 unvested performance-based restricted stock units as of December 31, 2025, 2024, and 2023, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 12). Based on the Company’s total relative shareholder return and the Company’s common stock performance, the Company excluded 617,591 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the year ended December 31, 2025 and 188,004 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for both of the years ended December 31, 2024 and 2023.

14. Segment Information

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

	2025	2024	2023
Revenues
Hotel revenues	$960,126	$905,809	$986,425
Other revenues (1)	—	—	55
Total consolidated revenues	$960,126	$905,809	$986,480

Expenses
Room	$156,755	$145,984	$157,839
Food and beverage	197,819	182,423	193,713
Other operating	24,859	23,241	23,721
Advertising and promotion	53,118	51,407	51,958
Repairs and maintenance	39,412	35,908	38,281
Utilities	28,514	26,576	27,622
Franchise costs	18,499	18,391	16,876
Property tax, ground lease and insurance	77,105	77,981	79,412
Other property-level expenses (2)	116,404	110,037	120,247
	$712,485	$671,948	$709,669

Hotel Adjusted EBITDAre	$247,641	$233,861	$276,756

	2025	2024	2023
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$247,641	$233,861	$276,756
Other revenues (1)	—	—	55
Non-hotel operating expenses, net (3)	103	82	11
Property-level COVID-19 relief grant (4)	—	1,343	—
Pre-opening expenses (4)	(6,471)	(2,633)	—
Property-level legal settlements (4)	—	(1,182)	—
Property-level severance (4)	—	—	(297)
Taxes assessed on commercial rents (4)	(617)	(480)	(553)
Amortization of right-of use assets and obligations	1,158	1,158	1,158
Corporate overhead	(31,590)	(29,050)	(31,412)
Depreciation and amortization	(134,508)	(124,507)	(127,062)
Interest and other income	10,964	13,179	10,535
Interest expense	(52,965)	(50,125)	(51,679)
(Loss) gain on sale of assets, net	(8,751)	457	123,820
(Loss) gain on extinguishment of debt	(180)	59	9,938
Income tax (provision) benefit, net	(216)	1,100	(4,562)
Net income	$24,568	$43,262	$206,708

(1)	Other revenues include the amortization of any favorable or unfavorable contract intangibles recorded in conjunction with the Company’s hotel acquisitions. The CODM excludes the noncash amortization of contract intangibles because it is based on historical cost accounting and is of lesser significance in evaluating the performance of the Company’s hotels.
(2)	Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(3)	Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the Company’s consolidated statements of operations for 2025, 2024, and 2023, and include corporate-level current year property taxes and insurance, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
(4)	When assessing a hotel’s operating performance, the CODM excludes certain items that are not indicative of the ongoing operating performance of the Company’s hotels, including property-level grants, pre-opening expenses associated with extensive renovation projects such as the work performed at Andaz Miami Beach, property-level legal settlements and severance, and taxes assessed on commercial rents.

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

Total basic management and incentive management fees were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2025	2024	2023
Basic management fees	$26,434	$24,356	$27,122
Incentive management fees	2,495	2,463	7,534
Total basic and incentive management fees	$28,929	$26,819	$34,656

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

Total license and franchise fees were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2025	2024	2023
Franchise assessments (1)	$17,416	$17,099	$15,674
Franchise royalties	1,083	1,292	1,202
Total franchise costs	$18,499	$18,391	$16,876
(1)	Includes advertising, reservation, and frequent guest program assessments.

Renovation and Construction Commitments

At December 31, 2025, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2025 totaled $38.9 million.

401(k) Savings and Retirement Plan

The Company’s corporate employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2025, 2024, and 2023, and were included in corporate overhead expense on the Company’s consolidated statements of operations.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $2.5 million, $2.0 million, and $1.6 million in 2025, 2024, and 2023, respectively.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2025, approximately 25.7% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington, DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of December 31, 2025, the Company’s hotels were geographically concentrated as follows:

		Percentage of	Percentage of Total
	Number of Hotels	Total Rooms (unaudited)	Consolidated Revenue
Northern California	3	15%	22%
Southern California	2	22%	22%
Florida	3	18%	13%
Hawaii	1	8%	14%
Washington, DC	1	12%	10%

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

The Company is subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of its hotels, its managers, and other Company matters. While it is not possible to ascertain the ultimate outcome of such matters, the Company believes that the aggregate identifiable amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on its financial condition or results of operations. The outcome of claims, lawsuits, and legal proceedings brought against the Company, however, is subject to significant uncertainties.

16. Subsequent Events

In January 2026, the Company drew down the $90.0 million available under the New Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026 and for general corporate purposes.

Subsequent to the year ending December 31, 2025 and through the date of issuance of these financial statements, the Company repurchased 639,355 shares and 90,465 shares of its common and preferred stock, respectively, for $5.7 million and $1.9 million, respectively, including fees and commissions.

In February 2026, the Company’s board of directors reauthorized the Company’s stock repurchase program which allows the Company to acquire up to $500.0 million of its common and preferred stock. Including repurchase activity completed subsequent to the reauthorization, the Company currently has nearly $500.0 million remaining under the new authorization.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(In thousands)

				Cost Capitalized		Gross Amount at
		Initial costs		Subsequent to Acquisition		December 31, 2025 (1)
			Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr. (2)	Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Andaz Miami Beach	$—	$87,791	$140,725	$(1,537)	$96,811	$86,254	$237,536	$323,790	$16,428	6/1/2022	5-40
Four Seasons Resort Napa Valley	—	23,514	128,645	—	9,665	23,514	138,310	161,824	16,331	12/1/2021	5-40
Hilton San Diego Bayfront	—	—	424,992	—	37,559	—	462,551	462,551	128,303	4/15/2011	5-57
Hyatt Regency San Antonio Riverwalk	—	31,772	178,393	(560)	2,775	31,212	181,168	212,380	8,067	4/23/2024	5-40
Hyatt Regency San Francisco	—	116,140	131,430	—	109,903	116,140	241,333	357,473	121,009	12/2/2013	5-35
JW Marriott New Orleans	—	—	73,420	15,147	52,475	15,147	125,895	141,042	51,522	2/15/2011	5-35
Marriott Boston Long Wharf	—	51,598	170,238	—	86,277	51,598	256,515	308,113	146,341	3/23/2007	5-35
Marriott Long Beach Downtown	—	10,437	37,300	—	56,114	10,437	93,414	103,851	43,558	6/23/2005	5-35
Montage Healdsburg	—	40,326	194,589	108	9,383	40,434	203,972	244,406	28,532	4/22/2021	5-40
Oceans Edge Resort & Marina	—	92,510	74,361	3,784	8,365	96,294	82,726	179,020	20,246	7/25/2017	5-40
Renaissance Orlando at SeaWorld®	—	—	119,733	30,717	79,722	30,717	199,455	230,172	119,555	6/23/2005	5-35
The Bidwell Marriott Portland	—	5,341	20,705	—	28,555	5,341	49,260	54,601	28,116	8/11/2000	5-35
The Westin Washington, DC Downtown	—	14,563	132,800	—	147,641	14,563	280,441	295,004	134,532	7/13/2005	5-35
Wailea Beach Resort	—	119,707	194,137	—	163,208	119,707	357,345	477,052	121,822	7/14/2014	5-40
	$—	$593,699	$2,021,468	$47,659	$888,453	$641,358	$2,909,921	$3,551,279	$984,362
(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.6 billion (unaudited) at December 31, 2025.
(2)	Hotel is owned by an entity whose interests are pledged to the Company’s credit facilities.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2025	2024	2023

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,470,248	$3,201,390	$3,466,302
Activity during year:
Acquisitions, net of key money proceeds (1)	(6,411)	210,165	—
Improvements	161,475	58,693	92,437
Dispositions	(74,033)	—	(357,349)
Balance at the end of the year	$3,551,279	$3,470,248	$3,201,390
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$904,098	$811,045	$835,961
Depreciation	99,839	93,053	96,771
Dispositions	(19,575)	—	(121,687)
Balance at the end of the year	$984,362	$904,098	$811,045
(1)	Acquisitions are net of key money proceeds received from two of the Company’s third-party hotel managers.