Form 10-Q
period 2026-03-31
Sunstone Hotel Investors, Inc.
filed 2026-05-05
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, there were 186,291,270 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,753,361	$2,771,180
Operating lease right-of-use assets, net	4,098	4,418
Cash and cash equivalents	91,134	109,189
Restricted cash	75,549	76,531
Accounts receivable, net	45,364	33,662
Prepaid expenses and other assets, net	40,637	34,025
Total assets	$3,010,143	$3,029,005

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt, net of unamortized deferred financing costs	$942,715	$918,086
Operating lease obligations	6,811	7,348
Accounts payable and accrued expenses	52,541	63,146
Dividends and distributions payable	21,305	22,975
Other liabilities	82,472	72,832
Total liabilities	1,105,844	1,084,387
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both March 31, 2026 and December 31, 2025, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 4,303,141 shares issued and outstanding at March 31, 2026 and 4,545,903 shares issued and outstanding at December 31, 2025, stated at liquidation preference of $25.00 per share	107,579	113,648
5.70% Series I Cumulative Redeemable Preferred Stock, 3,868,640 shares issued and outstanding at March 31, 2026 and 3,990,973 shares issued and outstanding at December 31, 2025, stated at liquidation preference of $25.00 per share	96,716	99,774
Common stock, $0.01 par value, 500,000,000 shares authorized, 186,967,315 shares issued and outstanding at March 31, 2026 and 189,709,516 shares issued and outstanding at December 31, 2025	1,870	1,897
Additional paid in capital	2,268,217	2,298,398
Distributions in excess of retained earnings	(636,333)	(635,349)
Total stockholders’ equity	1,904,299	1,944,618

Total liabilities and stockholders' equity	$3,010,143	$3,029,005

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Room	$161,047	$144,921
Food and beverage	74,287	67,128
Other operating	24,375	22,016
Total revenues	259,709	234,065
Operating Expenses
Room	41,998	39,110
Food and beverage	51,272	48,821
Other operating	6,724	5,860
Advertising and promotion	13,692	13,116
Repairs and maintenance	11,654	9,685
Utilities	7,137	6,741
Franchise costs	4,585	4,459
Property tax, ground lease and insurance	20,454	18,897
Other property-level expenses	32,758	29,725
Corporate overhead	6,835	8,905
Depreciation and amortization	34,177	32,275
Total operating expenses	231,286	217,594
Interest and other income	1,533	1,564
Interest expense	(11,277)	(12,682)
Income before income taxes	18,679	5,353
Income tax provision, net	(122)	(98)
Net Income	18,557	5,255
Preferred stock dividends, net of gain on repurchases	(2,602)	(3,931)
Net income attributable to common stockholders	$15,955	$1,324

Basic and diluted income per share
Basic net income attributable to common stockholders per common share	$0.08	$0.01
Diluted net income attributable to common stockholders per common share	$0.08	$0.01

Basic weighted average common shares outstanding	188,361	200,410
Diluted weighted average common shares outstanding	188,668	201,444

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2025 (audited)	11,186,876	$279,672	189,709,516	$1,897	$2,298,398	$(635,349)	$1,944,618
Amortization of deferred stock compensation	—	—	—	—	2,038	—	2,038
Issuance of restricted common stock, net	—	—	442,567	4	(3,409)	—	(3,405)
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,939)	(16,939)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,077)	(1,077)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,647)	(1,647)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,378)	(1,378)
Repurchases of common stock	—	—	(3,184,768)	(31)	(29,113)	—	(29,144)
Repurchases of Series H preferred stock	(242,762)	(6,069)	—	—	201	820	(5,048)
Repurchases of Series I preferred stock	(122,333)	(3,058)	—	—	102	680	(2,276)
Net income	—	—	—	—	—	18,557	18,557
Balance at March 31, 2026	10,821,781	$270,545	186,967,315	$1,870	$2,268,217	$(636,333)	$1,904,299

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2024 (audited)	11,250,000	$281,250	200,824,993	$2,008	$2,395,702	$(574,940)	$2,104,020
Amortization of deferred stock compensation	—	—	—	—	2,236	—	2,236
Issuance of restricted common stock, net	—	—	367,149	4	(4,282)	—	(4,278)
Forfeiture of restricted common stock	—	—	(861)	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,778)	(17,778)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of common stock	—	—	(821,771)	(8)	(8,008)	—	(8,016)
Net income	—	—	—	—	—	5,255	5,255
Balance at March 31, 2025	11,250,000	$281,250	200,369,510	$2,004	$2,385,648	$(591,394)	$2,077,508

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,557	$5,255
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	336	76
Noncash interest on derivatives, net	(2,121)	982
Depreciation	33,798	31,894
Amortization of franchise fees and other intangibles	379	381
Amortization of deferred financing costs	1,041	863
Amortization of deferred stock compensation	1,889	2,064
Gain on insurance recoveries	(143)	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,011)	(16,312)
Prepaid expenses and other assets	(6,457)	(7,633)
Accounts payable and other liabilities	10,392	14,701
Operating lease right-of-use assets and obligations	(217)	(141)
Net cash provided by operating activities	45,443	32,031
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition-related key money proceeds	4,000	—
Proceeds from property insurance	116	73
Renovations and additions to hotel properties and other assets	(31,012)	(28,189)
Net cash used in investing activities	(26,896)	(28,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(29,144)	(8,016)
Repurchases of common stock for employee tax obligations	(3,165)	(4,278)
Repurchases of preferred stock	(7,324)	—
Proceeds from term loans	90,000	—
Payments on senior notes	(65,000)	—
Payment of securities registration costs	(240)	—
Dividends and distributions paid	(22,711)	(23,104)
Net cash used in financing activities	(37,584)	(35,398)
Net decrease in cash and cash equivalents and restricted cash	(19,037)	(31,483)
Cash and cash equivalents and restricted cash, beginning of period	185,720	180,277
Cash and cash equivalents and restricted cash, end of period	$166,683	$148,794

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	March 31,
	2026	2025
Cash and cash equivalents	$91,134	$72,334
Restricted cash	75,549	76,460
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$166,683	$148,794

	Three Months Ended March 31,
	2026	2025
Cash paid for interest, net of capitalized interest	$15,150	$13,004
Cash paid (refunded) for income taxes, net	$70	$(145)

Changes in operating lease right-of-use assets	$320	$1,203
Changes in operating lease obligations	(537)	(1,344)
Changes in operating lease right-of-use assets and lease obligations, net	$(217)	$(141)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Three Months Ended March 31,
	2026	2025
Accrued renovations and additions to hotel properties and other assets	$13,209	$19,642
Gain on repurchases of preferred stock	$1,803	$—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$—	$521
Amortization of deferred stock compensation — construction activities	$149	$172
Dividends and distributions payable	$21,305	$22,742

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

As of March 31, 2026, the Company owned 14 hotels.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Summary of Significant Accounting Policies

The Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026, contains a discussion of significant accounting policies. There have been no changes to our significant accounting policies since December 31, 2025.

New Accounting Standards and Accounting Changes

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) in each income statement line item that contains those expenses. All entities are required to apply the guidance prospectively and may apply it retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03’s additional disclosure requirements.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)
Land	$640,798	$641,358
Buildings and improvements	2,911,250	2,909,921
Furniture, fixtures and equipment	484,639	481,457
Intangible assets	43,937	43,937
Construction in progress	60,344	48,486
Investment in hotel properties, gross	4,140,968	4,125,159
Accumulated depreciation and amortization	(1,387,607)	(1,353,979)
Investment in hotel properties, net	$2,753,361	$2,771,180

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2026 and December 31, 2025, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both March 31, 2026 and December 31, 2025, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of March 31, 2026 and December 31, 2025, 60.7% and 70.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2026 (unaudited) and December 31, 2025 were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$955,000	$953,446	$930,000	$929,162

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate swap derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2026 (unaudited) and December 31, 2025 (in thousands):

					Estimated Fair Value of Assets (Liabilities) (1)
		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Fixed Rate	Date	Date	Amount	2026	2025
Term Loan 2	3.675%	March 17, 2023	March 17, 2026	$ N/A	$ N/A	$—
Term Loan 2	3.931%	September 14, 2023	September 14, 2026	$100,000	(124)	(311)
Term Loan 2	4.020%	January 31, 2025	November 7, 2026	$100,000	(213)	(491)
Term Loan 1	3.226%	September 9, 2025	September 9, 2028	$210,000	1,679	395
Term Loan 1	3.206%	January 10, 2026	January 10, 2028	$65,000	457	85
					$1,799	$(322)
(1)	All of the Company’s swap agreements are indexed to CME Term SOFR. The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in a (decrease) increase to interest expense for the three months ended March 31, 2026 and 2025 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2026	2025
Noncash interest on derivatives, net	$(2,121)	$982

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)
Prepaid expenses	$17,009	$10,617
Inventory	11,654	11,580
Deferred financing costs, net	6,854	8,266
Property and equipment, net	1,424	1,572
Interest rate derivatives	2,136	480
Deferred rent on straight-lined third-party tenant leases	194	145
Liquor licenses	930	930
Other	436	435
Total prepaid expenses and other assets, net	$40,637	$34,025

6. Debt

In January 2026, the Company drew down the $90.0 million available under the Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026 and for general corporate purposes. In connection with the draw down under the Term Loan 1 delayed draw, the Company reclassified deferred financing costs of $1.0 million from prepaid expenses and other assets, net to debt, net of unamortized deferred financing costs on the accompanying consolidated balance sheet as of March 31, 2026.

As of March 31, 2026, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility (see Note 14). The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Debt consisted of the following (in thousands):

					Balance Outstanding as of
	March 31, 2026				March 31,	December 31,
	Rate Type		Interest Rate	Maturity Date	2026	2025
					(unaudited)
Unsecured Corporate Credit Facilities (1)
Term Loan 1	Fixed	(2)	4.67%	January 24, 2029	$275,000	$185,000
Term Loan 2	Fixed	(3)	5.34%	January 24, 2030	275,000	275,000
Term Loan 3	Floating		5.13%	January 24, 2031	300,000	300,000
Total unsecured corporate credit facilities					$850,000	$760,000

Unsecured Senior Notes
Series A	N/A	(4)	N/A	N/A	$—	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$105,000	$170,000

Total debt					955,000	930,000
Unamortized deferred financing costs					(12,285)	(11,914)
Debt, net of unamortized deferred financing costs					$942,715	$918,086
(1)	The variable interest rates on the Company’s unsecured corporate credit facilities are based on a pricing grid depending on the Company’s leverage ratio.
(2)	Term Loan 1 is currently subject to two interest rate swap derivatives (see Note 4). Term Loan 1 has an initial maturity of January 24, 2029 with two twelve-month options to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)	Term Loan 2 is currently subject to two interest rate swap derivatives (see Note 4) covering a partial balance of $200.0 million. Term Loan 2 has an initial maturity of January 24, 2030 with one twelve-month option to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.

(4)	Series A Senior Notes were repaid in January 2026, using proceeds received from the Company’s Term Loan 1 delayed draw.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense on debt	$12,357	$11,865
Noncash interest on derivatives, net	(2,121)	982
Amortization of deferred financing costs	1,041	863
Capitalized interest	—	(1,028)
Total interest expense	$11,277	$12,682

7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)
Advance deposits	$56,598	$47,035
Property, sales and use taxes payable	14,140	11,565
Accrued interest	1,779	4,572
Deferred rent	904	905
Interest rate derivatives	337	802
Management fees payable	1,449	1,875
Other	7,265	6,078
Total other liabilities	$82,472	$72,832

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $22.6 million and $23.8 million, respectively, in revenue related to its outstanding contract liabilities.

8. Leases

As of both March 31, 2026 and December 31, 2025, the Company had operating leases for ground, office, equipment, and airspace leases with current maturity dates ranging from 2028 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the accompanying consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)
Right-of-use assets, net (1)	$4,098	$4,418

Lease obligations (1)	$6,811	$7,348

Weighted average remaining lease term	5 years
Weighted average discount rate	5.8%
(1)	The Company’s operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments for periods subsequent to 2025, agreed upon by both the Company and the lessor. As of March 31, 2026, the reassessment had not been finalized; therefore, no amounts related to this ground lease are included in the table above. The Company recorded lease expense of approximately $3.3 million during the three months ended March 31, 2026, based on the contractual rent in effect as of December 31, 2025. Upon completion of the reassessment, the Company will evaluate the accounting treatment of the lease in accordance with Accounting Standards Codification Topic 842, Leases.

The components of lease expense, as well as supplemental cash flow information for operating leases, were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$431	$1,367
Variable lease cost (1)	3,253	1,986
Sublease income (2)	(305)	(297)
Total lease cost	$3,379	$3,056

Operating cash flows for operating leases (3)	$619	$1,505
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three months ended March 31, 2026 and 2025.
(3)	As noted above, the Company’s operating lease obligations exclude a lease for which the reassessment had not been finalized as of March 31, 2026. Accordingly, operating cash flows used for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2026 do not include lease expense related to this lease, which was recognized based on the contractual rent in effect as of December 31, 2025.

9. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The dividend rate subsequently increased to the greater of the rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort or 4.5% and 6.5% in July 2024 and July 2025, respectively, resulting in dividend rates of 6.5% and 4.5% for the first quarters of 2026 and 2025, respectively. Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Stock Repurchase Program

In February 2026, the Company’s board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s aggregate common and preferred stock. The stock repurchase program has no stated expiration date.

Details of the Company’s common and preferred stock repurchases were as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of common shares	3,184,768	821,771
Number of preferred shares (1)	365,095	—
Total cost, including fees and commissions	$36,468	$8,016
(1)	The Company repurchased 242,762 shares of its Series H preferred stock and 122,333 shares of its Series I preferred stock during the three months ended March 31, 2026, at average repurchase prices of $20.77 and $18.58 per share, respectively. As the Series H and Series I preferred stock were repurchased at a discount to their respective carrying values, the Company recorded net gains of $0.8 million and $0.7 million related to the Series H and Series I repurchases, respectively. These gains were included in preferred stock dividends, net of gain on repurchases on the accompanying consolidated statement of operations for the three months ended March 31, 2026.

As of March 31, 2026, $471.1 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock (see Note 14).

ATM Agreements

In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under the ATM Agreements during the three months ended March 31, 2026 or 2025, leaving $300.0 million available for sale.

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

As of both March 31, 2026 and 2025, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization expense, including forfeitures	$1,889	$2,064

Capitalized compensation cost (1)	$149	$172
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2026	685,065	$10.84
Granted	437,675	$9.28
Vested	(307,140)	$10.89
Unvested at March 31, 2026	815,600	$9.98

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity at target performance:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2026	1,435,732	$10.77
Granted	575,968	$8.52
Vested	(352,033)	$11.07
Forfeited	(49,830)	$11.07
Unvested at March 31, 2026	1,609,837	$9.89

The restricted stock units granted during the first three months of 2026 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

Expected volatility	30.0%
Dividend yield (1)	—
Risk-free rate	3.64%
Expected term	3 years
(1)	Dividend equivalents are assumed to be reinvested in shares of the Company’s common stock and dividend equivalents will only be paid to the extent the award vests.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$18,557	$5,255
Preferred stock dividends, net of gain on repurchases	(2,602)	(3,931)
Distributions paid to participating securities	(73)	(62)
Numerator for basic and diluted net income attributable to common stockholders	$15,882	$1,262
Denominator:
Weighted average basic common shares outstanding	188,361	200,410
Unvested restricted stock units	307	1,034
Weighted average diluted common shares outstanding	188,668	201,444

Basic net income attributable to common stockholders per common share	$0.08	$0.01
Diluted net income attributable to common stockholders per common share	$0.08	$0.01

In its calculation of diluted earnings per share, the Company excluded 815,600 and 685,065 anti-dilutive unvested time-based restricted stock awards for the three months ended March 31, 2026 and 2025, respectively (see Note 10).

The Company also had 1,609,837 and 1,435,732 unvested performance-based restricted stock units as of March 31, 2026 and 2025, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 10). Based on the Company’s total relative shareholder return and the Company’s common stock performance, the Company excluded 617,591 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for both the three months ended March 31, 2026 and 2025.

12. Segment Information

The Company considers each of its hotels to be an operating segment and has aggregated its hotels into a single reportable segment, Hotel Ownership. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, and depreciation and amortization for REITs, adjusted to exclude the following items that are not reflective of its ongoing operating performance or incurred in the normal course of business (“Hotel Adjusted EBITDAre”):

●	Property-level severe weather-related restoration expenses;
●	Pre-opening costs associated with extensive renovation projects;
●	Property-level legal settlements, restructuring, severance, and management transition costs;
●	Taxes assessed on commercial rents; and
●	Other nonrecurring identified adjustments.

The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDAre for the Company’s hotels, reconciled to the consolidated amounts included in the accompanying consolidated statements of operations, which the CODM uses to manage its business, such as how to allocate capital to its hotels and how to determine the Company’s acquisition and disposition strategies (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Total revenues	$259,709	$234,065

Expenses
Room	41,998	38,266
Food and beverage	51,272	47,891
Other operating	6,724	5,771
Advertising and promotion	13,692	12,501
Repairs and maintenance	9,581	9,537
Utilities	7,137	6,741
Franchise costs	4,585	4,459
Property tax, ground lease and insurance	20,145	19,029
Other property-level expenses (1)	32,758	29,098
	187,892	173,293

Hotel Adjusted EBITDAre	$71,817	$60,772

	Three Months Ended March 31,
	2026	2025
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$71,817	$60,772
Non-hotel operating expenses, net (2)	(8)	7
Severe weather-related restoration expenses (3)	(2,073)	—
Pre-opening expenses (3)	—	(3,253)
Taxes assessed on commercial rents (3)	(299)	(163)
Amortization of right-of-use assets and obligations	(2)	288
Corporate overhead	(6,835)	(8,905)
Depreciation and amortization	(34,177)	(32,275)
Interest and other income	1,533	1,564
Interest expense	(11,277)	(12,682)
Income tax provision, net	(122)	(98)
Net income	$18,557	$5,255
(1)	Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(2)	Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the accompanying consolidated statements of operations for the three months ended March 31, 2026 and 2025, and include corporate-level current year property taxes and insurance, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
(3)	When assessing a hotel’s operating performance, the CODM excludes certain items that are not indicative of the ongoing operating performance of the Company’s hotels, including severe weather-related restoration expenses, pre-opening expenses associated with extensive renovation projects, and taxes assessed on commercial rents.

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

Total basic management and incentive management fees were included in other property-level expenses on the accompanying consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2026	2025
Basic management fees	$7,304	$6,397
Incentive management fees	1,581	1,585
Total basic and incentive management fees	$8,885	$7,982

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

Total license and franchise fees were included in franchise costs on the accompanying consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2026	2025
Franchise assessments (1)	$4,417	$4,061
Franchise royalties	168	398
Total franchise costs	$4,585	$4,459
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At March 31, 2026, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2026 totaled $49.1 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington, DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of March 31, 2026, the Company’s hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
Northern California	3	15%	22%
Southern California	2	22%	22%
Florida	3	18%	15%
Hawaii	1	8%	14%
Washington, DC	1	12%	10%

Maui Storms

During the first quarter of 2026, the Hawaiian Islands experienced multiple severe storms that impacted the Company’s Wailea Beach Resort. The resort remained open during and following the storms that occurred in March but sustained wind and water damage in some of the guestrooms, public areas, and portions of the resort’s roofs. The Company maintains customary property, casualty, environmental, flood, and business interruption insurance at all of its hotels; however, such coverage is subject to certain limitations, conditions, and deductibles.

The Company is continuing to assess the extent of the damage; however, based on currently available information and the preliminary nature of this assessment, the Company is not able to reasonably estimate the loss associated with the damaged assets at this time. The Company is working with its insurers to identify and pursue relevant insurance recoveries related to repair and restoration costs. In addition, the Company is pursuing and expects to receive recoveries for business interruption on estimated lost profits associated with the storm-related damage. Storm-related costs will be recognized as incurred, to the extent determinable. Any insurance recoveries for business interruption, if realized, are expected to generally be recognized in the period or periods in which they are received.

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

14. Subsequent Events

On April 8, 2026, the Company drew down $25.0 million on its $500.0 million credit facility, leaving $475.0 million of capacity available for borrowing under the facility. The Company intends to use the proceeds for general corporate purposes and expects to repay the draw using cash from future operations. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various covenants.

Subsequent to the end of the first quarter of 2026 and through the date of issuance of these financial statements, the Company repurchased 676,045 shares and 423,252 shares of its common and preferred stock, respectively, for $6.1 million and $8.4 million, respectively, including fees and commissions, leaving $456.7 million remaining for repurchase under the Company’s stock repurchase program.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2026, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	we own upper upscale and luxury hotels located in convention, urban, and resort destinations in an industry that is highly competitive;
●	events beyond our control, including economic slowdowns or recessions, uncertainty surrounding certain international economic and political relationships, including political disputes, government shutdowns, and the imposition of tariffs, natural disasters, civil unrest, and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
●	inflation may adversely affect our financial condition and results of operations;
●	system security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
●	a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, civil unrest, or natural disasters in these areas of the country;
●	we face possible risks associated with the physical and transitional effects of climate change;
●	uninsured or underinsured losses could harm our financial condition;
●	the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
●	the increased use of virtual meetings and similar technologies could lessen the need for business-related travel and, therefore, demand for rooms in our hotels may be adversely affected;
●	our hotels require ongoing capital investment and we may incur significant capital expenditures in connection with acquisitions, repositionings, and other improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings, or improvements, including cost increases resulting from inflation or the implementation of international tariffs, and delays due to supply chain disruptions, may exceed our expectations or cause other problems;
●	delays in the renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
●	accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
●	volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
●	we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
●	we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
●	we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
●	the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
●	the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
●	we may originate loans secured by a hotel in connection with its disposition, which would expose us to risk of non-repayment or may cause us to incur significant costs to exercise our remedies under such loan if the borrower were to default on their obligations;
●	one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;

●	because we are a REIT, we depend on third parties to operate our hotels;
●	we are subject to risks associated with our operators’ employment of hotel personnel;
●	most of our hotels operate under a brand owned by Four Seasons, Hilton, Hyatt, Marriott, or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
●	our brand managers and franchisors may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
●	future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
●	claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
●	the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
●	changes in the debt and equity markets may adversely affect the value of our hotels;
●	certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
●	laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
●	compliance with corporate responsibility initiatives and commitments may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition, and cash flows;
●	our brand managers and franchisors may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the hotel brands or franchisors to terminate the management, franchise, or operating lease agreements;
●	termination of any of our management, franchise, or operating lease agreements could cause us to lose business;
●	the growth of alternative reservation channels could adversely affect our business and profitability;
●	the failure of tenants in our hotels to make rent payments or comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
●	we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
●	we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect;
●	if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud;
●	we have outstanding debt which may restrict our financial flexibility;
●	our debt agreements contain various covenants, restrictions, requirements and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
●	certain of our loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
●	we may not be able to refinance our debt on favorable terms or at all;
●	our organizational documents contain no limitations on the amount of debt we can incur, so we may become too highly leveraged;
●	if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
●	even as a REIT, we may become subject to federal, state, or local taxes on our income or property;
●	if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
●	we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
●	legislative or other actions affecting REITs could have a negative effect on us;
●	our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves; and
●	we may be subject to actions or proposals from stockholders that do not align with our business strategies.

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

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2026, we owned 14 hotels, which average 500 rooms in size. All of our hotels are operated under nationally recognized brands, except the Oceans Edge Resort & Marina, which operates independently.

Maui Storms

During the first quarter of 2026, the Hawaiian Islands experienced multiple severe storms that impacted our Wailea Beach Resort. The resort remained open during and following the storms that occurred in March but sustained wind and water damage in some of the guestrooms, public areas, and portions of the resort’s roofs. We maintain customary property, casualty, environmental, flood, and business interruption insurance at all of our hotels; however, such coverage is subject to certain limitations, conditions, and deductibles.

We are continuing to assess the extent of the damage; however, based on currently available information and the preliminary nature of this assessment, we are not able to reasonably estimate the loss associated with the damaged assets at this time. We are working with our insurers to identify and pursue relevant insurance recoveries related to repair and restoration costs. In addition, we are pursuing and expect to receive recoveries for business interruption on estimated lost profits associated with the storm-related damage. Storm-related costs will be recognized as incurred, to the extent determinable. Any insurance recoveries for business interruption, if realized, are expected to generally be recognized in the period or periods in which they are received.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment, and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee or reimbursements to offset net losses.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits, and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent, and other customary expenses; and

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, net property insurance proceeds we have received, miscellaneous income, and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain (loss) on sale of assets, net, which includes the gains or losses we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Gain (loss) on extinguishment of debt, which includes gains related to the resolution of contingencies on extinguished debt and losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;

●	Income tax (provision) benefit, net, which includes federal and state income taxes charged to us net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, net of gain on repurchases, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”), net of any preferred stock repurchased at a discount to its carrying value, along with the related write-off of any original issuance costs previously included in additional paid in capital.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends, including any gains or losses on the redemptions or repurchases of preferred stock, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; gains or losses on the redemptions or repurchases of preferred stock; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging has traditionally been closely linked with the performance of the general economy. Our hotels are classified as either upper upscale or luxury hotels. In periods of economic difficulties, including those caused by inflation or recession, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and luxury hotels generally target business and leisure travelers at higher price points, and these groups may seek to curtail spending in periods of economic decline. In addition, changes in the value of the U.S. dollar relative to other currencies may impact the demand for our hotels by making international travel more or less affordable. Also, operating results at our hotels may be negatively affected by uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., which could further reduce international travel demand. The economic impacts arising from geopolitical instability in key energy producing regions, including volatility in transportation fuel costs and increases in air and ground travel costs, along with decreases in airline capacity, government shutdowns, the imposition of tariffs, and prolonged periods of inclement weather in our markets may reduce the demand for our hotels.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to attract demand for lodging and, therefore, impacts the ability to generate growth in RevPAR and profits. The development of new hotels is largely driven by construction costs, the cost and availability of financing, and the expected performance of existing hotels. We believe that both new hotel construction and new hotel openings were delayed or even cancelled over the past several years due to construction supply constraints, the cost and availability of financing, and inflationary pressures on the cost of building materials, which made new hotel development less financially feasible. We believe that many of these same factors combined with the imposition of tariffs will continue to discourage new hotel supply in many markets, although some markets may experience new hotel openings at or greater than historical levels. Separate from the development of new hotels, an increase in the supply of vacation rental or sharing services such as Airbnb may negatively affect the ability of existing hotels to generate growth in RevPAR and profits.

●	Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for the three months ended March 31, 2026 and 2025, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2026	2025	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$161,047	$144,921	$16,126	11.1%
Food and beverage	74,287	67,128	7,159	10.7%
Other operating	24,375	22,016	2,359	10.7%
Total revenues	259,709	234,065	25,644	11.0%
OPERATING EXPENSES
Hotel operating	157,516	146,689	10,827	7.4%
Other property-level expenses	32,758	29,725	3,033	10.2%
Corporate overhead	6,835	8,905	(2,070)	(23.2)%
Depreciation and amortization	34,177	32,275	1,902	5.9%
Total operating expenses	231,286	217,594	13,692	6.3%
Interest and other income	1,533	1,564	(31)	(2.0)%
Interest expense	(11,277)	(12,682)	1,405	11.1%
Income before income taxes	18,679	5,353	13,326	248.9%
Income tax provision, net	(122)	(98)	(24)	(24.5)%
NET INCOME	18,557	5,255	13,302	253.1%
Preferred stock dividends, net of gain on repurchases	(2,602)	(3,931)	1,329	33.8%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,955	$1,324	$14,631	1,105.1%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Renovation: In March 2024, we closed The Confidante Miami Beach to allow the extensive renovation work to be performed more efficiently as it transitioned to Andaz Miami Beach. The resort reopened as Andaz Miami Beach in May 2025. As a result of this renovation, our revenues and operating expenses in the first quarter of 2026 are not comparable to the same period in 2025.
●	Hotel Disposition: In June 2025, we sold the Hilton New Orleans St. Charles. As a result, our revenues, operating expenses, and depreciation expense in the first quarter of 2026 are not comparable to the same period in 2025.

Room revenue. Room revenue increased $16.1 million, or 11.1%, in the first quarter of 2026 as compared to the first quarter of 2025 as follows:

●	Andaz Miami Beach caused room revenue to increase by $12.6 million. For the first quarter of 2026, occupancy was 86.4% and the ADR was $564.30, resulting in RevPAR of $487.56. Andaz Miami Beach was closed during the first quarter of 2025.
●	Room revenue at the 13 hotels we owned during the entirety of the first quarters of both 2026 and 2025, excluding Andaz Miami Beach (the “Comparable Portfolio”), increased $8.0 million. Occupancy increased 70 basis points and the ADR increased 4.7%, resulting in a 5.7% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by strong transient performance at Hyatt Regency San Francisco due to increased demand in the market from stronger group event attendance and the Super Bowl in February 2026, and stronger leisure demand at Wailea Beach Resort in January and February prior to the severe weather that impacted the area in March. The increase in room revenue at Wailea Beach Resort also included a benefit from revised estimates of loyalty point utilization based on updated data, for which we do not expect to have a similar impact in future periods. In addition, both transient and group demand increased at Hilton San Diego Bayfront, Montage Healdsburg, and Four Seasons Resort Napa Valley as compared to the first quarter of 2025. These positive impacts were partially offset by lower room revenue at JW Marriott New Orleans and The Westin Washington, DC Downtown, as demand at each property normalized following the February 2025 Super Bowl and the January 2025 presidential inauguration, respectively. Additionally, room revenue during the quarter was negatively impacted by a series of severe winter storms that disrupted travel to certain of our hotels in the eastern U.S. and by the negative impact of the storms at Wailea Beach Resort.

	Three Months Ended March 31,
	2026			2025			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	73.6%	$333.16	$245.21	72.9%	$318.26	$232.01	70	bps	4.7%	5.7%
●	The sale of the Hilton New Orleans St. Charles caused room revenue to decrease by $4.4 million.

Food and beverage revenue. Food and beverage revenue increased $7.2 million, or 10.7%, in the first quarter of 2026 as compared to the first quarter of 2025, as follows:

●	Andaz Miami Beach caused food and beverage revenue to increase by $4.3 million.
●	Food and beverage revenue at the Comparable Portfolio increased $2.9 million due to increased outlet revenue and a modest increase in banquet revenue. The increase in outlet revenue was primarily due to higher transient occupancy at Wailea Beach Resort and Hyatt Regency San Francisco, as well as increased retention of hotel guests and higher average checks at Hilton San Diego Bayfront. Banquet revenue increased across a majority of the Comparable Portfolio driven by incremental group spending despite lower group occupancy. These increases were partially offset by a decline in banquet revenue at Hilton San Diego Bayfront primarily due to meetings space renovations.
●	The sale of the Hilton New Orleans St. Charles caused a nominal decrease in food and beverage revenue.

Other operating revenue. Other operating revenue increased $2.4 million, or 10.7%, in the first quarter of 2026 as compared to the first quarter of 2025 as follows:

●	Andaz Miami Beach caused other operating revenue to increase by $1.7 million.
●	Other operating revenue at the Comparable Portfolio increased $1.3 million, primarily due to increased destination and resort fees, and other ancillary revenues. These increases were partially offset by decreased cancellation and attrition fees and other operating revenues.
●	The sale of the Hilton New Orleans St. Charles caused other operating revenue to decrease by $0.6 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $10.8 million, or 7.4%, in the first quarter of 2026 as compared to the first quarter of 2025 as follows:

●	Andaz Miami Beach caused hotel operating expenses to increase by $7.0 million.
●	Hotel operating expenses at the Comparable Portfolio increased $6.0 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, as well as higher repairs and maintenance expenses driven by severe weather-related repairs and restoration at The Westin Washington, DC Downtown and Renaissance Orlando at SeaWorld®. In addition, hotel operating expenses increased due to higher payroll and related expenses at Wailea Beach Resort due to significantly higher occupancy relative to the first quarter of 2025, as well as increased advertising and promotion costs and utilities.
●	The sale of the Hilton New Orleans St. Charles caused hotel operating expenses to decrease by $2.2 million.

Other property-level expenses. Other property-level expenses increased $3.0 million, or 10.2%, in the first quarter of 2026 as compared to the first quarter of 2025 as follows:

●	Other property-level expenses at the Comparable Portfolio increased $2.1 million, primarily due to increased information and technology expenses, credit card commissions, management fees, and payroll and related expenses.
●	Andaz Miami Beach caused other property-level expenses to increase by $1.3 million.
●	The sale of the Hilton New Orleans St. Charles caused other property-level expenses to decrease by $0.4 million.

Corporate overhead expense. Corporate overhead expense decreased $2.1 million, or 23.2%, in the first quarter of 2026 as compared to the first quarter of 2025, due to decreased payroll and related expenses and deferred stock amortization expense due to the restructuring of our executive team in the first quarter of 2025, and decreased entity-level state franchise and minimum taxes.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.9 million, or 5.9%, in the first quarter of 2026 as compared to the first quarter of 2025 as follows:

●	Andaz Miami Beach caused a $1.8 million increase in depreciation and amortization expense primarily due to new assets placed in service as part of the renovation.

●	Depreciation and amortization expense related to the Comparable Portfolio increased $0.7 million as increased expense at our recently renovated hotels was partially offset by reduced expense due to fully depreciated assets.
●	The sale of the Hilton New Orleans St. Charles caused depreciation and amortization expense to decrease by $0.6 million.

Interest and other income. Interest and other income totaled $1.5 million and $1.6 million in the first quarters of 2026 and 2025, respectively.

During the first quarters of 2026 and 2025, we recognized interest income of $1.3 million and $1.4 million, respectively. Interest income decreased in the first quarter of 2026 as compared to the first quarter of 2025 due to decreased interest rates. In addition, during the first quarters of both 2026 and 2025, we recognized property insurance recoveries of $0.1 million and other miscellaneous income of $0.1 million.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense on debt	$12,357	$11,865
Noncash interest on derivatives, net	(2,121)	982
Amortization of deferred financing costs	1,041	863
Capitalized interest	—	(1,028)
Total interest expense	$11,277	$12,682

Interest expense decreased $1.4 million, or 11.1%, in the first quarter of 2026 as compared to the same period in 2025.

The decrease in interest expense during the first quarter of 2026 as compared to the same period in 2025 was primarily due to a noncash change of $3.1 million in the fair market value of our derivatives. This decrease in interest expense was partially offset by a $1.0 million reduction in capitalized interest, which was related to the extensive renovation work at Andaz Miami Beach in 2025, as there was no corresponding capitalization of interest in the first quarter of 2026.

The decrease in total interest expense during the first quarter of 2026 as compared to the same period in 2025 was partially offset by a $0.5 million increase in interest expense on our debt primarily due to higher average debt balances, partially offset by lower average interest rates on our term loans. In addition, interest expense during the first quarter of 2026 increased $0.2 million as compared to the same period in 2025, due to higher amortization of deferred financing costs related to costs associated with the execution of the Third Amended and Restated Credit Agreement entered into in September 2025.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.0% and 5.5% at March 31, 2026 and 2025, respectively. Approximately 60.7% and 52.7% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates at March 31, 2026 and 2025, respectively.

Income tax provision, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

For the first quarters of both 2026 and 2025, we recognized net current income tax provisions of $0.1 million, resulting from current state and federal income tax expenses, net of any refunds.

Preferred stock dividends, net of gain on repurchases. Preferred stock dividends, net of gain on repurchases were incurred as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
Series G preferred stock	$1,077		$745
Series H preferred stock	827	(1)	1,761
Series I preferred stock	698	(1)	1,425
Total preferred stock dividends	$2,602		$3,931
(1)	Includes net gains of $0.8 million and $0.7 million on the repurchases of the Series H preferred stock and the Series I preferred stock, respectively, repurchased at a discount to their carrying values, along with the related write-off of the original issuance costs previously included in additional paid in capital on our consolidated balance sheets.

The dividend rate on the Series G preferred stock increased to the greater of the rate equal to Montage Healdsburg’s annual net operating income yield on our total investment in the resort or 4.5%, and 6.5% in July 2024, and July 2025, respectively, resulting in dividend rates of 6.5% and 4.5% for the first quarters of 2026 and 2025, respectively. Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to Montage Healdsburg’s annual net operating income yield on our total investment in the resort.

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$18,557	$5,255
Depreciation and amortization	34,177	32,275
Interest expense	11,277	12,682
Income tax provision, net	122	98
EBITDAre	64,133	50,310

Amortization of deferred stock compensation	1,889	2,064
Amortization of right-of-use assets and obligations	(217)	(141)
Loss (gain) on property damage, net	1,930	(99)
Pre-opening costs	—	3,253
Management transition costs	—	1,869
Adjustments to EBITDAre, net	3,602	6,946
Adjusted EBITDAre	$67,735	$57,256

Adjusted EBITDAre increased $10.5 million, or 18.3%, in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to the following:

●	Adjusted EBITDAre at Andaz Miami Beach increased $7.0 million in the first quarter of 2026 as compared to the same period in 2025 primarily due to the changes in Andaz Miami Beach’s revenues and expenses included in the discussion above regarding the operating results for the first quarter of 2026.
●	Adjusted EBITDAre at the Comparable Portfolio increased $6.4 million, or 10.9%, in the first quarter of 2026 as compared to the same period in 2025 due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the first quarter of 2026.
●	The Hilton New Orleans St. Charles recorded Adjusted EBITDAre of $2.4 million in the first quarter of 2025.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$18,557	$5,255
Preferred stock dividends, net of gain on repurchases	(2,602)	(3,931)
Real estate depreciation and amortization	33,832	31,918
FFO attributable to common stockholders	49,787	33,242

Amortization of deferred stock compensation	1,889	2,064
Real estate amortization of right-of-use assets and obligations	(186)	(126)
Amortization of contract intangibles, net	315	315
Noncash interest on derivatives, net	(2,121)	982
Loss (gain) on property damage, net	1,930	(99)
Pre-opening costs	—	3,253
Management transition costs	—	1,869
Gain on preferred stock repurchases, net	(1,500)	—
Adjustments to FFO attributable to common stockholders, net	327	8,258
Adjusted FFO attributable to common stockholders	$50,114	$41,500

Adjusted FFO attributable to common stockholders increased $8.6 million, or 20.8%, in the first quarter of 2026 as compared to the same period in 2025 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our term loans, key money, and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, operating expenses, repurchases of our preferred and common stock, repayments of our senior notes, and dividends and distributions on our preferred and common stock. We cannot be certain that the sources of funds we have relied on in the past will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $45.4 million in the first three months of 2026 as compared to $32.0 million in the first three months of 2025. The net increase in cash provided by operating activities during the first three months of 2026 as compared to the same period in 2025 was primarily due to additional operating cash provided by the increase in travel demand benefiting our hotels, decreased corporate-level expenses, and the continued post-renovation ramp-up of Andaz Miami Beach. These increases were partially offset by our sale of Hilton New Orleans St. Charles.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions, and renovations of hotels and other assets. Net cash used in investing activities during the first three months of 2026 as compared to the first three months of 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Acquisition-related key money proceeds	$4,000	$—
Proceeds from property insurance	116	73
Renovations and additions to hotel properties and other assets	(31,012)	(28,189)
Net cash used in investing activities	$(26,896)	$(28,116)

During the first three months of 2026, we invested $31.0 million for renovations and additions to our portfolio and other assets. These cash outflows were partially offset by $4.0 million in key money received from the manager of one of our hotels pursuant to the hotel’s management agreement, and $0.1 million in property insurance proceeds received.

During the first three months of 2025, we invested $28.2 million for renovations and additions to our portfolio and other assets and received $0.1 million in property insurance proceeds.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, the issuance and repurchase of common stock, the issuance and repayment of debt, including draws on our credit facility and term loans, and the issuance, repurchase, and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2026 as compared to the first three months of 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Repurchases of common stock	$(29,144)	$(8,016)
Repurchases of common stock for employee tax obligations	(3,165)	(4,278)
Repurchases of preferred stock	(7,324)	—
Proceeds from term loans	90,000	—
Payments on senior notes	(65,000)	—
Payment of securities registration costs	(240)	—
Dividends and distributions paid	(22,711)	(23,104)
Net cash used in financing activities	$(37,584)	$(35,398)

During the first three months of 2026, we paid $29.1 million to repurchase 3,184,768 shares of our common stock and $7.3 million to repurchase 242,762 shares and 122,333 shares of our Series H preferred stock and Series I preferred stock, respectively. We also paid $3.2 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.2 million in costs associated with our automatic shelf registration statement, and $22.7 million in dividends and distributions to our preferred and common stockholders. In January 2026, we drew down the $90.0 million available under the Term Loan 1 delayed draw and used a portion of the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026.

During the first three months of 2025, we paid $8.0 million to repurchase 821,771 shares of our common stock, $4.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees and $23.1 million in dividends and distributions to our preferred and common stockholders.

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

While inflation moderated and remained relatively stable in 2025, inflation increased in March 2026, primarily driven by higher energy costs due to the war in Iran. The uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., the economic impact arising from geopolitical instability in key energy‑producing regions, including volatility in transportation fuel costs and increases in air and ground travel costs, decreases in airline capacity, government shutdowns, and the imposition of tariffs affecting commodity costs, has had, or has the potential to have, a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, liability insurance, utilities, and borrowing costs, and such pressures may persist. The imposition of tariffs could exacerbate existing cost pressures and create additional inflationary pressures that could further impact our results of operations. The ability of our hotel operators to adjust rates has historically mitigated the impact of increased operating costs on our financial position and results of operations.

Cash Balance. As of March 31, 2026, our unrestricted cash balance was $91.1 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of March 31, 2026, we had $955.0 million of unsecured corporate-level debt, $166.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates, and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In January 2026, we drew down the $90.0 million available under the Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026 and for general corporate purposes.

As of March 31, 2026, 60.7% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our $275.0 million Term Loan 1, $200.0 million of our Term Loan 2, and our $105.0 million Series B Senior Notes.

Our floating rate debt as of March 31, 2026 included $75.0 million of our Term Loan 2 and our $300.0 million Term Loan 3.

In April 2026, we drew down $25.0 million on our credit facility. We intend to use the proceeds for general corporate purposes and to repay the draw using cash from future operations.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of March 31, 2026 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt (1)	$955,000	$—	$105,000	$850,000	$—
Interest obligations on debt (1) (2)	226,565	46,468	94,277	85,820	—
Operating lease obligations, including imputed interest (3)	8,094	2,575	4,269	294	956
Construction commitments	49,057	49,057	—	—	—
Total	$1,238,716	$98,100	$203,546	$936,114	$956
(1)	Debt and interest obligations on debt assume we will exercise all available extension options on our revolving credit facility and Term Loans, upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at March 31, 2026, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, our operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments for periods subsequent to 2025, agreed upon by both us and the lessor. As of March 31, 2026, the reassessment had not been finalized; therefore, no amounts related to this ground lease are included in the table above. We recorded lease expense of approximately $3.3 million during the three months ended March 31, 2026, based on the contractual rent in effect as of December 31, 2025.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of March 31, 2026. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $31.0 million and $28.2 million in our portfolio and other assets during the first three months of 2026 and 2025, respectively. As of March 31, 2026, we have contractual construction commitments totaling $49.1 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

For our hotels that are operated under management or franchise agreements, we are generally obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 3.0% and 5.5% of the respective hotel’s applicable annual revenue. As of March 31, 2026, our balance sheet includes restricted cash of $75.4 million, which was held in FF&E reserve accounts for future capital expenditures. These reserve funds are held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as economic and business conditions, including a U.S. recession or increased inflation, trade conflicts and tariffs, changes impacting global travel, regional or global economic slowdowns, the economic impact arising from geopolitical instability in key energy‑producing regions, any flu or disease-related outbreak that impacts travel or the ability to travel, weather patterns, the adverse effects of climate change, the threat of terrorism, terrorist events, civil unrest, government shutdowns, events that reduce the capacity or availability of air travel, increased competition from other hotels in our markets, new hotel supply or alternative lodging options, and unexpected changes in commercial or leisure travel.

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

Recoverability of assets that will continue to be used is measured by comparing the carrying amount of the asset to the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. We perform a fair value assessment using valuation techniques such as discounted cash flows and comparable sales transactions in the market to estimate the fair value of the hotel and, if appropriate and available, current estimated net sales proceeds from pending offers. The impairment assessment includes subjective assumptions such as determining the discount rate, terminal capitalization rate, the estimated growth of revenues and expenses, revenue per available room and margins, specific market and economic conditions, the estimated holding period, as well as the probability assigned to each future cash flow scenario.

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

As of March 31, 2026, 60.7% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, by approximately $1.9 million based on the amount of variable rate debt outstanding at March 31, 2026.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.
(b)None.
(c)	In February 2026, our board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing us to acquire up to $500.0 million of our aggregate common and preferred stock (the “Stock Repurchase Program”). The Stock Repurchase Program has no stated expiration date. During the three months ended March 31, 2026, we repurchased 3,184,768 shares of our common stock, 242,762 shares of our Series H preferred stock, and 122,333 shares of our Series I preferred stock for a total purchase price of $36.5 million, including fees and commissions. As of March 31, 2026, we had $471.1 million remaining under the Stock Repurchase Program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

During the three months ended March 31, 2026, we withheld 347,141 shares of our restricted stock at an average market value of $9.12 per share and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

The following table sets forth information regarding our repurchases of shares of common stock to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees and pursuant to the Stock Repurchase Program during the quarter ended March 31, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
January 1, 2026 — January 31, 2026	685,546	$8.95	492,535	$318,435,616
February 1, 2026 — February 28, 2026	294,186	$8.98	146,820	$499,992,590
March 1, 2026 — March 31, 2026	2,552,177	$9.20	2,545,413	$471,144,187
Total	3,531,909	$9.13	3,184,768	$471,144,187
(1)	Includes 347,141 shares withheld to satisfy employee tax withholding obligations, which were not repurchased pursuant to the Stock Repurchase Program.

The following table sets forth information regarding our repurchases of shares of our Series H preferred stock pursuant to the Stock Repurchase Program during the quarter ended March 31, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1, 2026 — January 31, 2026	51,189	$20.57	51,189	$318,435,616
February 1, 2026 — February 28, 2026	39,270	$20.85	39,270	$499,992,590
March 1, 2026 — March 31, 2026	152,303	$20.82	152,303	$471,144,187
Total	242,762	$20.77	242,762	$471,144,187

The following table sets forth information regarding our repurchases of shares of our Series I preferred stock pursuant to the Stock Repurchase Program during the quarter ended March 31, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1, 2026 — January 31, 2026	6	$19.25	6	$318,435,616
February 1, 2026 — February 28, 2026	—	$—	—	$499,992,590
March 1, 2026 — March 31, 2026	122,327	$18.58	122,327	$471,144,187
Total	122,333	$18.58	122,333	$471,144,187

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Separation Agreement and General Release, dated as of May 1, 2026, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David Klein. * #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 5, 2026	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)