Form 10-Q
period 2026-06-30
Sunstone Hotel Investors, Inc.
filed 2026-08-06
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, there were 185,943,941 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,501,390	$2,771,180
Operating lease right-of-use assets, net	4,037	4,418
Cash and cash equivalents	94,431	109,189
Restricted cash	109,274	76,531
Accounts receivable, net	50,785	33,662
Prepaid expenses and other assets, net	35,649	34,025
Assets held for sale, net	239,155	—
Total assets	$3,034,721	$3,029,005

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt, net of unamortized deferred financing costs	$968,373	$918,086
Operating lease obligations	6,525	7,348
Accounts payable and accrued expenses	53,580	63,146
Dividends and distributions payable	21,860	22,975
Other liabilities	103,563	72,832
Liabilities of assets held for sale	48	—
Total liabilities	1,153,949	1,084,387
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both June 30, 2026 and December 31, 2025, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 3,974,703 shares issued and outstanding at June 30, 2026 and 4,545,903 shares issued and outstanding at December 31, 2025, stated at liquidation preference of $25.00 per share	99,368	113,648
5.70% Series I Cumulative Redeemable Preferred Stock, 3,181,182 shares issued and outstanding at June 30, 2026 and 3,990,973 shares issued and outstanding at December 31, 2025, stated at liquidation preference of $25.00 per share	79,530	99,774
Common stock, $0.01 par value, 500,000,000 shares authorized, 185,944,329 shares issued and outstanding at June 30, 2026 and 189,709,516 shares issued and outstanding at December 31, 2025	1,859	1,897
Additional paid in capital	2,260,796	2,298,398
Distributions in excess of retained earnings	(627,031)	(635,349)
Total stockholders’ equity	1,880,772	1,944,618

Total liabilities and stockholders' equity	$3,034,721	$3,029,005

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Room	$168,268	$156,048	$329,315	$300,969
Food and beverage	78,904	78,026	153,191	145,154
Other operating	29,937	25,698	54,312	47,714
Total revenues	277,109	259,772	536,818	493,837
Operating Expenses
Room	43,142	40,859	85,140	79,969
Food and beverage	54,097	53,028	105,369	101,849
Other operating	7,916	6,510	14,640	12,370
Advertising and promotion	14,561	14,222	28,253	27,338
Repairs and maintenance	10,267	9,875	21,921	19,560
Utilities	7,264	7,051	14,401	13,792
Franchise costs	4,960	4,843	9,545	9,302
Property tax, ground lease and insurance	21,101	18,954	41,555	37,851
Other property-level expenses	34,939	31,533	67,697	61,258
Corporate overhead	8,760	8,346	15,595	17,251
Depreciation and amortization	34,260	34,125	68,437	66,400
Impairment and other losses	1,639	—	1,639	—
Total operating expenses	242,906	229,346	474,192	446,940
Interest and other income	3,791	2,300	5,324	3,864
Interest expense	(11,782)	(13,164)	(23,059)	(25,846)
Loss on sale of assets	—	(8,751)	—	(8,751)
Income before income taxes	26,212	10,811	44,891	16,164
Income tax provision, net	(187)	(37)	(309)	(135)
Net Income	26,025	10,774	44,582	16,029
Preferred stock dividends, net of gain on repurchases	(46)	(3,932)	(2,648)	(7,863)
Net income attributable to common stockholders	$25,979	$6,842	$41,934	$8,166

Basic and diluted income per share
Basic net income attributable to common stockholders per common share	$0.14	$0.03	$0.22	$0.04
Diluted net income attributable to common stockholders per common share	$0.14	$0.03	$0.22	$0.04

Basic weighted average common shares outstanding	185,333	195,791	186,839	198,087
Diluted weighted average common shares outstanding	185,550	196,304	187,097	198,859

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2025 (audited)	11,186,876	$279,672	189,709,516	$1,897	$2,298,398	$(635,349)	$1,944,618
Amortization of deferred stock compensation	—	—	—	—	2,038	—	2,038
Issuance of restricted common stock, net	—	—	442,567	4	(3,409)	—	(3,405)
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,939)	(16,939)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,077)	(1,077)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,647)	(1,647)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,378)	(1,378)
Repurchases of common stock	—	—	(3,184,768)	(31)	(29,113)	—	(29,144)
Repurchases of Series H preferred stock	(242,762)	(6,069)	—	—	201	820	(5,048)
Repurchases of Series I preferred stock	(122,333)	(3,058)	—	—	102	680	(2,276)
Net income	—	—	—	—	—	18,557	18,557
Balance at March 31, 2026	10,821,781	270,545	186,967,315	1,870	2,268,217	(636,333)	1,904,299
Amortization of deferred stock compensation	—	—	—	—	3,716	—	3,716
Issuance of restricted common stock, net	—	—	172,339	2	(588)	—	(586)
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,677)	(16,677)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,076)	(1,076)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,522)	(1,522)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,133)	(1,133)
Repurchases of common stock	—	—	(1,195,325)	(13)	(11,395)	—	(11,408)
Repurchases of Series H preferred stock	(328,438)	(8,211)	—	—	271	1,013	(6,927)
Repurchases of Series I preferred stock	(687,458)	(17,186)	—	—	575	2,672	(13,939)
Net income	—	—	—	—	—	26,025	26,025
Balance at June 30, 2026	9,805,885	$245,148	185,944,329	$1,859	$2,260,796	$(627,031)	$1,880,772

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock			in Excess of
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total Equity
Balance at December 31, 2024 (audited)	11,250,000	$281,250	200,824,993	$2,008	$2,395,702	$(574,940)	$2,104,020
Amortization of deferred stock compensation	—	—	—	—	2,236	—	2,236
Issuance of restricted common stock, net	—	—	367,149	4	(4,282)	—	(4,278)
Forfeiture of restricted common stock	—	—	(861)	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,778)	(17,778)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of common stock	—	—	(821,771)	(8)	(8,008)	—	(8,016)
Net income	—	—	—	—	—	5,255	5,255
Balance at March 31, 2025	11,250,000	281,250	200,369,510	2,004	2,385,648	(591,394)	2,077,508
Amortization of deferred stock compensation	—	—	—	—	2,949	—	2,949
Issuance of restricted common stock	—	—	102,244	1	(1)	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,859)	(16,859)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(746)	(746)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of common stock	—	—	(10,301,090)	(103)	(90,351)	—	(90,454)
Net income	—	—	—	—	—	10,774	10,774
Balance at June 30, 2025	11,250,000	$281,250	190,170,664	$1,902	$2,298,245	$(601,411)	$1,979,986

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,582	$16,029
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	555	229
Loss on sale of assets	—	8,751
Noncash interest on derivatives, net	(4,085)	1,163
Depreciation	67,679	65,639
Amortization of franchise fees and other intangibles	758	761
Amortization of deferred financing costs	2,082	1,802
Amortization of deferred stock compensation	5,446	4,836
Impairment and other losses	1,639	—
Gain on insurance recoveries	(2,597)	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,288)	(8,899)
Prepaid expenses and other assets	(160)	(1,804)
Accounts payable and other liabilities	7,272	2,655
Operating lease right-of-use assets and obligations	(442)	(300)
Net cash provided by operating activities	107,441	90,763
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel property	—	46,348
Disposition deposit	25,000	—
Acquisition-related key money proceeds	4,000	4,000
Proceeds from property insurance	207	99
Renovations and additions to hotel properties and other assets	(53,366)	(56,043)
Net cash used in investing activities	(24,159)	(5,596)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(40,552)	(98,470)
Repurchases of common stock for employee tax obligations	(3,742)	(4,278)
Repurchases of preferred stock	(28,190)	—
Proceeds from credit facility	25,000	27,000
Payments of deferred financing costs	—	(452)
Proceeds from term loans	90,000	—
Payments on senior notes	(65,000)	—
Payment of securities registration costs	(249)	—
Dividends and distributions paid	(42,564)	(44,323)
Net cash used in financing activities	(65,297)	(120,523)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,985	(35,356)
Cash and cash equivalents and restricted cash, beginning of period	185,720	180,277
Cash and cash equivalents and restricted cash, end of period	$203,705	$144,921

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	June 30,
	2026	2025
Cash and cash equivalents	$94,431	$73,555
Restricted cash	109,274	71,366
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$203,705	$144,921

	Six Months Ended June 30,
	2026	2025
Cash paid for interest, net of capitalized interest	$26,696	$22,995
Cash paid (refunded) for income taxes, net	$143	$(23)

Changes in operating lease right-of-use assets	$642	$2,410
Changes in operating lease obligations	(1,084)	(2,710)
Changes in operating lease right-of-use assets and lease obligations, net	$(442)	$(300)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Six Months Ended June 30,
	2026	2025
Accrued renovations and additions to hotel properties and other assets	$13,712	$18,017
Gain on repurchases of preferred stock	$6,334	$—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$261	$521
Amortization of deferred stock compensation — construction activities	$308	$349
Dividends and distributions payable	$21,860	$22,314
Insurance receivable related to property damage	$2,377	$—

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

As of June 30, 2026, the Company owned 14 hotels, one of which, Hyatt Regency San Francisco, was classified as held for sale because it was under contract for sale and met all held for sale criteria. The hotel sale subsequently closed in July 2026 (see Note 4).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)
Land	$524,658	$641,358
Buildings and improvements	2,693,470	2,909,921
Furniture, fixtures and equipment	442,491	481,457
Intangible assets	43,938	43,937
Construction in progress	48,189	48,486
Investment in hotel properties, gross	3,752,746	4,125,159
Accumulated depreciation and amortization	(1,251,356)	(1,353,979)
Investment in hotel properties, net	$2,501,390	$2,771,180

4. Disposals

The Company classified Hyatt Regency San Francisco as held for sale at June 30, 2026, and subsequently sold the hotel in July 2026 (see Note 15). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation. The Company’s restricted cash at June 30, 2026 includes $25.0 million of earnest money received from the buyer in connection with the sale of the hotel and held in escrow pending completion of the transaction. A corresponding liability related to the buyer’s deposit is included in other liabilities.

The Company classified the assets and liabilities of Hyatt Regency San Francisco as held for sale at June 30, 2026 as follows (in thousands):

June 30,
2026
Investment in hotel properties, net	$239,155
Assets held for sale, net	$239,155

Accounts payable and accrued expenses	$29
Other liabilities	19
Liabilities of assets held for sale	$48

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of June 30, 2026 and December 31, 2025, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both June 30, 2026 and December 31, 2025, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of June 30, 2026 and December 31, 2025, 59.2% and 70.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of June 30, 2026 (unaudited) and December 31, 2025 were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$980,000	$977,541	$930,000	$929,162

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.
(2)	Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate swap derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2026 (unaudited) and December 31, 2025 (in thousands):

					Estimated Fair Value of Assets (Liabilities) (1)
		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Fixed Rate	Date	Date	Amount	2026	2025
Term Loan 2	3.675%	March 17, 2023	March 17, 2026	$ N/A	$ N/A	$—
Term Loan 2	3.931%	September 14, 2023	September 14, 2026	$100,000	(46)	(311)
Term Loan 2	4.020%	January 31, 2025	November 7, 2026	$100,000	(87)	(491)
Term Loan 1	3.226%	September 9, 2025	September 9, 2028	$210,000	3,154	395
Term Loan 1	3.206%	January 10, 2026	January 10, 2028	$65,000	742	85
					$3,763	$(322)
(1)	All of the Company’s swap agreements are indexed to CME Term SOFR. The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and six months ended June 30, 2026 and 2025 as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Noncash interest on derivatives, net	$(1,964)	$181	$(4,085)	$1,163

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)
Prepaid expenses	$10,494	$10,617
Inventory	11,804	11,580
Deferred financing costs, net	6,471	8,266
Property and equipment, net	1,286	1,572
Interest rate derivatives	3,896	480
Deferred rent on straight-lined third-party tenant leases	310	145
Liquor licenses	930	930
Other	458	435
Total prepaid expenses and other assets, net	$35,649	$34,025

7. Debt

In January 2026, the Company drew down the $90.0 million available under the Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026 and for general corporate purposes. In connection with the draw down under the Term Loan 1 delayed draw, the Company reclassified deferred financing costs of $1.0 million from prepaid expenses and other assets, net to debt, net of unamortized deferred financing costs on the accompanying consolidated balance sheet as of June 30, 2026.

In April 2026, the Company drew down $25.0 million on its $500.0 million credit facility, leaving $475.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Debt consisted of the following (in thousands):

					Balance Outstanding as of
	June 30, 2026				June 30,	December 31,
	Rate Type		Interest Rate	Maturity Date	2026	2025
					(unaudited)
Unsecured Corporate Credit Facilities (1)
Term Loan 1	Fixed	(2)	4.67%	January 24, 2029	$275,000	$185,000
Term Loan 2	Fixed	(3)	5.34%	January 24, 2030	275,000	275,000
Term Loan 3	Floating		5.10%	January 24, 2031	300,000	300,000
Draw on credit facility	Floating		5.11%	September 24, 2029	25,000	—
Total unsecured corporate credit facilities					$875,000	$760,000

Unsecured Senior Notes
Series A	N/A	(4)	N/A	N/A	$—	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$105,000	$170,000

Total debt					980,000	930,000
Unamortized deferred financing costs					(11,627)	(11,914)
Debt, net of unamortized deferred financing costs					$968,373	$918,086
(1)	The variable interest rates on the Company’s unsecured corporate credit facilities are based on a pricing grid depending on the Company’s leverage ratio.
(2)	Term Loan 1 is currently subject to two interest rate swap derivatives (see Note 5). Term Loan 1 has an initial maturity of January 24, 2029 with two twelve-month options to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)	Term Loan 2 is currently subject to two interest rate swap derivatives (see Note 5) covering a partial balance of $200.0 million. Term Loan 2 has an initial maturity of January 24, 2030 with one twelve-month option to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.
(4)	Series A Senior Notes were repaid in January 2026, using proceeds received from the Company’s Term Loan 1 delayed draw.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on debt	$12,705	$12,417	$25,062	$24,282
Noncash interest on derivatives, net	(1,964)	181	(4,085)	1,163
Amortization of deferred financing costs	1,041	939	2,082	1,802
Capitalized interest	—	(373)	—	(1,401)
Total interest expense	$11,782	$13,164	$23,059	$25,846

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)
Advance deposits	$51,539	$47,035
Disposition-related deposit liability	25,000	—
Property, sales and use taxes payable	13,504	11,565
Accrued interest	2,939	4,572
Deferred rent	1,078	905
Interest rate derivatives	133	802
Management fees payable	1,067	1,875
Other	8,303	6,078
Total other liabilities	$103,563	$72,832

During both the three months ended June 30, 2026 and 2025, the Company recognized approximately $14.2 million in revenue related to its outstanding contract liabilities. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $36.8 million and $38.0 million, respectively, in revenue related to its outstanding contract liabilities.

9. Leases

As of both June 30, 2026 and December 31, 2025, the Company had operating leases for ground, office, equipment, and airspace leases with current maturity dates ranging from 2028 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the accompanying consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)
Right-of-use assets, net (1)	$4,037	$4,418

Lease obligations (1)	$6,525	$7,348

Weighted average remaining lease term	5 years
Weighted average discount rate	5.8%
(1)	The Company’s operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments for periods subsequent to 2025, agreed upon by both the Company and the lessor. As of June 30, 2026, the reassessment had not been finalized; therefore, no amounts related to this ground lease are included in the table above. The Company recorded lease expense of approximately $3.2 million and $6.5 million during the three and six months ended June 30, 2026, respectively, based on the contractual rent in effect as of December 31, 2025. Upon completion of the reassessment, the Company will evaluate the accounting treatment of the lease in accordance with Accounting Standards Codification Topic 842, Leases.

The components of lease expense, as well as supplemental cash flow information for operating leases, were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$479	$1,361	$910	$2,728
Variable lease cost (1)	3,288	2,267	6,541	4,253
Sublease income (2)	(306)	(297)	(611)	(594)
Total lease cost	$3,461	$3,331	$6,840	$6,387

Operating cash flows for operating leases (3)			$1,278	$3,012
(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

(2)	Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.
(3)	As noted above, the Company’s operating lease obligations exclude a lease for which the reassessment had not been finalized as of June 30, 2026. Accordingly, operating cash flows used for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2026 do not include lease expense related to this lease, which was recognized based on the contractual rent in effect as of December 31, 2025.

10. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The dividend rate subsequently increased to the greater of the rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort or 4.5% and 6.5% in July 2024 and July 2025, respectively, resulting in dividend rates of 6.5% and 4.5% for the first and second quarters of 2026 and 2025, respectively. Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

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

Details of the Company’s common and preferred stock repurchases were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of common shares	1,195,325	10,301,090	4,380,093	11,122,861
Number of preferred shares (1)	1,015,896	—	1,380,991	—
Total cost, including fees and commissions	$32,274	$90,454	$68,742	$98,470
(1)	The Company repurchased 328,438 shares and 571,200 shares of its Series H preferred stock during the three and six months ended June 30, 2026, respectively, at average repurchase prices, before expenses, of $21.07 and $20.94 per share, respectively. The Company repurchased 687,458 shares and 809,791 shares of its Series I preferred stock during the three and six months ended June 30, 2026, respectively, at average repurchase prices, before expenses, of $20.25 and $20.00 per share, respectively. As the Series H and Series I preferred stock were repurchased at a discount to their respective carrying values, the Company recorded net gains of $1.0 million and $2.7 million related to the Series H and Series I repurchases, respectively, for the three months ended June 30, 2026, and net gains of $1.8 million and $3.4 million related to the Series H and Series I repurchases, respectively, for the six months ended June 30, 2026. These gains were included in preferred stock dividends, net of gain on repurchases on the accompanying consolidated statement of operations for the three and six months ended June 30, 2026.

As of June 30, 2026, $438.9 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock (see Note 15).

ATM Agreements

In March 2023, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with several financial institutions. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. No common stock was issued under the ATM Agreements during the three and six months ended June 30, 2026 or 2025, leaving $300.0 million available for sale.

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

As of both June 30, 2026 and 2025, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares was as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense, including forfeitures	$3,557	$2,772	$5,446	$4,836

Capitalized compensation cost (1)	$159	$177	$308	$349
(1)	The Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at January 1, 2026	685,065	$10.84
Granted	623,845	$9.46
Vested	(485,136)	$10.55
Unvested at June 30, 2026	823,774	$9.97

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity at target performance:

		Weighted-Average
	Target Number	Grant Date
	of Shares	Fair Value
Unvested at January 1, 2026	1,435,732	$10.77
Granted	575,968	$8.52
Vested	(389,028)	$11.11
Forfeited	(172,414)	$10.30
Unvested at June 30, 2026	1,450,258	$9.84

The restricted stock units granted during the first six months of 2026 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$26,025	$10,774	$44,582	$16,029
Preferred stock dividends, net of gain on repurchases	(46)	(3,932)	(2,648)	(7,863)
Distributions paid to participating securities	(74)	(62)	(148)	(123)
Undistributed income allocated to participating securities	(42)	—	(36)	—
Numerator for basic and diluted net income attributable to common stockholders	$25,863	$6,780	$41,750	$8,043
Denominator:
Weighted average basic common shares outstanding	185,333	195,791	186,839	198,087
Unvested restricted stock units	217	513	258	772
Weighted average diluted common shares outstanding	185,550	196,304	187,097	198,859

Basic net income attributable to common stockholders per common share	$0.14	$0.03	$0.22	$0.04
Diluted net income attributable to common stockholders per common share	$0.14	$0.03	$0.22	$0.04

In its calculation of diluted earnings per share, the Company excluded 823,774 and 685,065 anti-dilutive unvested time-based restricted stock awards for the three and six months ended June 30, 2026 and 2025, respectively (see Note 11).

The Company also had 1,450,258 and 1,435,732 unvested performance-based restricted stock units as of June 30, 2026 and 2025, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 11). Based on the Company’s total relative shareholder return and the Company’s common stock performance, the Company excluded 1,082,954 and 617,591 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Total revenues	$277,109	$259,772	$536,818	$493,837

Expenses
Room	43,142	39,764	85,140	78,030
Food and beverage	54,097	52,123	105,369	100,014
Other operating	7,916	6,322	14,640	12,093
Advertising and promotion	14,561	13,672	28,253	26,173
Repairs and maintenance	10,285	9,712	19,866	19,249
Utilities	7,264	7,051	14,401	13,792
Franchise costs	4,960	4,843	9,545	9,302
Property tax, ground lease and insurance	20,841	19,161	40,986	38,190
Other property-level expenses (1)	33,886	31,216	66,644	60,314
	196,952	183,864	384,844	357,157

Hotel Adjusted EBITDAre	$80,157	$75,908	$151,974	$136,680

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$80,157	$75,908	$151,974	$136,680
Non-hotel operating expenses, net (2)	(8)	101	(16)	108
Severe weather-related restoration expenses, net of insurance proceeds (3)	18	—	(2,055)	—
Property-level pre-opening and management transition costs (3)	(118)	(3,218)	(118)	(6,471)
Property-level legal settlement costs (3)	(935)	—	(935)	—
Taxes assessed on commercial rents (3)	(258)	(189)	(557)	(352)
Amortization of right-of-use assets and obligations	6	295	4	583
Corporate overhead	(8,760)	(8,346)	(15,595)	(17,251)
Depreciation and amortization	(34,260)	(34,125)	(68,437)	(66,400)
Impairment and other losses	(1,639)	—	(1,639)	—
Interest and other income	3,791	2,300	5,324	3,864
Interest expense	(11,782)	(13,164)	(23,059)	(25,846)
Loss on sale of assets	—	(8,751)	—	(8,751)
Income tax provision, net	(187)	(37)	(309)	(135)
Net income	$26,025	$10,774	$44,582	$16,029
(1)	Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(2)	Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the accompanying consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, and include corporate-level current year property taxes and insurance, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
(3)	When assessing a hotel’s operating performance, the CODM excludes certain items that are not indicative of the ongoing operating performance of the Company’s hotels, including severe weather-related restoration expenses, pre-opening expenses associated with extensive renovation projects, property-level management transition costs, legal settlement costs, and taxes assessed on commercial rents.

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

Total basic management and incentive management fees were included in other property-level expenses on the accompanying consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic management fees	$7,741	$7,117	$15,045	$13,514
Incentive management fees	1,606	1,726	3,187	3,311
Total basic and incentive management fees	$9,347	$8,843	$18,232	$16,825

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

Total license and franchise fees were included in franchise costs on the accompanying consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Franchise assessments (1)	$4,766	$4,541	$9,183	$8,602
Franchise royalties	194	302	362	700
Total franchise costs	$4,960	$4,843	$9,545	$9,302
(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At June 30, 2026, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2026 totaled $38.1 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington, DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of June 30, 2026, the Company’s held for investment hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total Consolidated
	Number of Hotels	Total Rooms	Revenue
Southern California	2	25%	23%
Northern California	2	3%	13%
Florida	3	20%	18%
Hawaii	1	9%	16%
Washington, DC	1	13%	11%

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

The Company incurred storm-related repair and restoration costs, net of insurance proceeds, of $0.6 million, which were recorded in repairs and maintenance expense in the consolidated statements of operations for the three and six months ended June 30, 2026. In the second quarter of 2026, the Company recognized a $1.6 million loss at Wailea Beach Resort related to the write-off of storm-damaged assets, which was recorded in impairment and other losses in the consolidated statements of operations. During the second quarter of 2026, the Company also recognized $2.4 million in property insurance claim recoveries at Wailea Beach Resort, which were recorded in interest and other income in the consolidated statements of operations. Additionally, the Company recognized $1.2 million in business interruption insurance proceeds due to storm-related lost profits at the resort which were recorded in other operating revenue in the consolidated statements of operations.

The Company continues to work with its insurers to pursue additional recoveries related to repair and restoration costs. Additional storm-related costs will be recognized as incurred. Any additional business interruption insurance recoveries, if realized, are expected to be recognized in the period in which the proceeds are received or the related contingency is resolved and amounts become realizable.

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

15. Subsequent Events

On July 30, 2026, the Company sold Hyatt Regency San Francisco for a gross sale price of $279.0 million.

On July 31, 2026, the Company repaid the $25.0 million that was outstanding on its $500.0 million credit facility utilizing proceeds from the sale of Hyatt Regency San Francisco. Following the repayment, the Company has full capacity available for future borrowing.

Subsequent to the end of the second quarter of 2026 and through the date of issuance of these financial statements, the Company repurchased 70,662 shares of its preferred stock for $1.5 million, including fees and commissions, leaving $437.4 million remaining for repurchase under the Company’s stock repurchase program.

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

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2026, we owned 14 hotels, one of which, Hyatt Regency San Francisco, was classified as held for sale because it was under contract for sale and met all held-for-sale criteria. The hotel sale subsequently closed in July 2026. All of our hotels are operated under nationally recognized brands, including Oceans Edge Resort & Marina, which was rebranded as Hilton Key West Resort & Marina on July 1, 2026. Excluding Hyatt Regency San Francisco, our hotels average 475 rooms in size.

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

We incurred storm-related repair and restoration costs, net of insurance proceeds, of $0.6 million, which were recorded in repairs and maintenance expense in the consolidated statements of operations for the three and six months ended June 30, 2026. In the second quarter of 2026, we recognized a $1.6 million loss at Wailea Beach Resort related to the write-off of storm-damaged assets, which was recorded in impairment and other losses in the consolidated statements of operations. During the second quarter of 2026, we also recognized $2.4 million in property insurance claim recoveries at Wailea Beach Resort, which were recorded in interest and other income in the consolidated statements of operations. Additionally, we recognized $1.2 million in business interruption insurance proceeds due to storm-related lost profits at the resort which were recorded in other operating revenue in the consolidated statements of operations.

We continue to work with our insurers to pursue additional recoveries related to repair and restoration costs. Additional storm-related costs will be recognized as incurred. Any additional business interruption insurance recoveries, if realized, are expected to be recognized in the period in which the proceeds are received or the related contingency is resolved and amounts become realizable.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is comprised of revenue realized from the sale of rooms at our hotels;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, destination and resort fees, entertainment, and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties, winery revenue, any business interruption proceeds and any performance guarantee.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by hotel food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits, and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent, and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment and other losses, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations, along with the write-off of any development costs associated with abandoned projects or any physical property damage due to unforeseen events such as natural disasters.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates, net property insurance proceeds we have received, miscellaneous income, and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt, net of any capitalized interest;

●	Gain (loss) on sale of assets, net, which includes the gains or losses we recognized on our hotel sales, including the net gains related to the resolution of contingencies, that do not qualify as discontinued operations;

●	Income tax (provision) benefit, net, which includes federal and state income taxes charged to us net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and

●	Preferred stock dividends, net of gain on repurchases, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”), net of any preferred stock repurchased at a discount to its carrying value, along with the related write-off of any original issuance costs previously included in additional paid in capital.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, which is EBITDAre adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; amortization of right-of-use assets and obligations; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income and preferred stock dividends, including any gains or losses on the redemptions or repurchases of preferred stock, excluding: gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets and obligations); and any real estate-related impairment losses; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of deferred stock compensation; amortization of contract intangibles; real estate-related amortization of right-of-use assets and obligations; noncash interest on our derivatives; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; property-level restructuring, severance, and management transition costs; pre-opening costs associated with extensive renovation projects; debt resolution costs; gains or losses on the redemptions or repurchases of preferred stock; and any other nonrecurring identified adjustments.

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

Operating Results. The following table presents our unaudited operating results for the three months ended June 30, 2026 and 2025, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2026	2025	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$168,268	$156,048	$12,220	7.8%
Food and beverage	78,904	78,026	878	1.1%
Other operating	29,937	25,698	4,239	16.5%
Total revenues	277,109	259,772	17,337	6.7%
OPERATING EXPENSES
Hotel operating	163,308	155,342	7,966	5.1%
Other property-level expenses	34,939	31,533	3,406	10.8%
Corporate overhead	8,760	8,346	414	5.0%
Depreciation and amortization	34,260	34,125	135	0.4%
Impairment and other losses	1,639	—	1,639	100.0%
Total operating expenses	242,906	229,346	13,560	5.9%
Interest and other income	3,791	2,300	1,491	64.8%
Interest expense	(11,782)	(13,164)	1,382	10.5%
Loss on sale of assets	—	(8,751)	8,751	100.0%
Income before income taxes	26,212	10,811	15,401	142.5%
Income tax provision, net	(187)	(37)	(150)	(405.4)%
NET INCOME	26,025	10,774	15,251	141.6%
Preferred stock dividends, net of gain on repurchases	(46)	(3,932)	3,886	98.8%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25,979	$6,842	$19,137	279.7%

The following table presents our unaudited operating results for the six months ended June 30, 2026 and 2025, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2026	2025	Change $	Change %

	(in thousands, except statistical data)
REVENUES
Room	$329,315	$300,969	$28,346	9.4%
Food and beverage	153,191	145,154	8,037	5.5%
Other operating	54,312	47,714	6,598	13.8%
Total revenues	536,818	493,837	42,981	8.7%
OPERATING EXPENSES
Hotel operating	320,824	302,031	18,793	6.2%
Other property-level expenses	67,697	61,258	6,439	10.5%
Corporate overhead	15,595	17,251	(1,656)	(9.6)%
Depreciation and amortization	68,437	66,400	2,037	3.1%
Impairment and other losses	1,639	—	1,639	100.0%
Total operating expenses	474,192	446,940	27,252	6.1%
Interest and other income	5,324	3,864	1,460	37.8%
Interest expense	(23,059)	(25,846)	2,787	10.8%
Loss on sale of assets	—	(8,751)	8,751	100.0%
Income before income taxes	44,891	16,164	28,727	177.7%
Income tax provision, net	(309)	(135)	(174)	(128.9)%
NET INCOME	44,582	16,029	28,553	178.1%
Preferred stock dividends, net of gain on repurchases	(2,648)	(7,863)	5,215	66.3%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$41,934	$8,166	$33,768	413.5%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

●	Hotel Renovation: In March 2024, we closed The Confidante Miami Beach to allow the extensive renovation work to be performed more efficiently as it transitioned to Andaz Miami Beach. The resort reopened as Andaz Miami Beach in May 2025. As a result of this renovation, our revenues and operating expenses in the second quarter and first six months of 2026 are not comparable to the same periods in 2025.
●	Hotel Disposition: In June 2025, we sold the Hilton New Orleans St. Charles. As a result, our revenues, operating expenses, and depreciation expense in the second quarter and first six months of 2026 are not comparable to the same periods in 2025.

Room revenue. Room revenue increased $12.2 million, or 7.8%, in the second quarter of 2026 as compared to the second quarter of 2025 as follows:

●	Occupancy at all 14 hotels owned throughout the second quarters of both 2026 and 2025 increased by 300 basis points, and ADR increased by 5.1%, resulting in a 9.3% increase in RevPAR.
●	Andaz Miami Beach caused room revenue to increase by $7.6 million. For the second quarter of 2026, occupancy was 72.1% and the ADR was $470.45, resulting in RevPAR of $339.19. Andaz Miami Beach was undergoing renovation and reopened in May 2025.
●	Room revenue at the 13 hotels we owned during the entirety of the second quarters of both 2026 and 2025, excluding Andaz Miami Beach (the “Comparable Portfolio”), increased $6.6 million. Occupancy increased 60 basis points and the ADR increased 3.5%, resulting in a 4.3% increase in RevPAR. The Comparable Portfolio’s room revenue benefited from increased leisure demand at Wailea Beach Resort and strong transient performance at Hyatt Regency San Francisco, The Westin Washington, DC Downtown, and Marriott Boston Long Wharf driven by increased demand in their respective markets, including demand associated with the FIFA World Cup matches held in San Francisco and Boston. In addition, Marriott Boston Long Wharf also benefited from increased group demand and Montage Healdsburg experienced higher transient and group demand compared to the second quarter of 2025. These positive impacts were partially offset by lower room revenue at Hilton San Diego Bayfront, primarily due to lower group demand and meeting space renovations.

	Three Months Ended June 30,
	2026			2025			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	77.8%	$334.54	$260.27	77.2%	$323.35	$249.63	60	bps	3.5%	4.3%
●	The sale of the Hilton New Orleans St. Charles caused room revenue to decrease by $2.0 million.

For the six months ended June 30, 2026, room revenue increased $28.3 million, or 9.4%, as compared to the six months ended June 30, 2025 as follows:

●	Occupancy at all 14 hotels owned throughout the first six months of both 2026 and 2025 increased by 350 basis points, and ADR increased by 6.5%, resulting in an 11.7% increase in RevPAR.
●	Andaz Miami Beach caused room revenue to increase by $20.2 million. For the first six months of 2026, occupancy was 79.2% and the ADR was $521.35, resulting in RevPAR of $412.91. Andaz Miami Beach was undergoing renovation and reopened in May 2025.
●	Room revenue at the Comparable Portfolio increased $14.6 million. Occupancy increased 70 basis points and the ADR increased 4.0%, resulting in a 5.0% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by increased leisure demand at Wailea Beach Resort and strong transient demand at Hyatt Regency San Francisco due to higher market demand, including demand associated with the Super Bowl and the FIFA World Cup during the first and second quarters of 2026, respectively. The increase in room revenue at Wailea Beach Resort also included a benefit during the first quarter of 2026 from revised estimates of loyalty point utilization based on updated data, for which we do not expect to have a comparable benefit in future periods. In addition, both transient and group demand increased at Montage Healdsburg, and group demand increased at Hyatt Regency San Antonio Riverwalk and Four Seasons Resort Napa Valley as compared to the same period in 2025. These positive impacts were partially offset by lower room revenue at Renaissance Orlando at SeaWorld® and The Westin Washington, DC Downtown, driven by decreased group demand. In addition, room revenue during the six months ended June 30, 2026, decreased at JW Marriott New Orleans as the property normalized following the February 2025 Super Bowl, and at Hilton San Diego Bayfront due to lower group demand and meeting space renovations.

	Six Months Ended June 30,
	2026			2025			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	75.7%	$333.88	$252.75	75.0%	$320.89	$240.67	70	bps	4.0%	5.0%
●	The sale of the Hilton New Orleans St. Charles caused room revenue to decrease by $6.4 million.

Food and beverage revenue. Food and beverage revenue increased $0.9 million, or 1.1%, in the second quarter of 2026 as compared to the second quarter of 2025, as follows:

●	Andaz Miami Beach caused food and beverage revenue to increase by $3.1 million.
●	Food and beverage revenue at the Comparable Portfolio decreased $2.1 million due to decreased banquet revenue, partly offset by an increase in outlet revenue. Banquet revenue decreased primarily at Hilton San Diego Bayfront due to lower group demand which was due in part to meeting space renovations. In addition, banquet revenue decreased due to declines in group occupancy at Renaissance Orlando at SeaWorld® and Wailea Beach Resort. These decreases were partially offset by increased banquet revenue at JW Marriott New Orleans. The increase in outlet revenue was primarily due to higher transient occupancy at a majority of the hotels, with outlet revenue increases primarily occurring at Wailea Beach Resort, Hilton San Diego Bayfront, The Westin Washington, DC Downtown, and Marriott Boston Long Wharf.
●	The sale of the Hilton New Orleans St. Charles caused a nominal decrease in food and beverage revenue.

For the six months ended June 30, 2026, food and beverage revenue increased $8.0 million, or 5.5%, as compared to the six months ended June 30, 2025 as follows:

●	Andaz Miami Beach caused food and beverage revenue to increase by $7.4 million.
●	Food and beverage revenue at the Comparable Portfolio increased $0.8 million due to increased outlet revenue, partly offset by a decrease in banquet revenue. Outlet revenue increased primarily due to higher transient occupancy at a majority of the hotels, with outlet revenue increases primarily occurring at Wailea Beach Resort, Hilton San Diego Bayfront, The Westin Washington, DC Downtown, Marriott Boston Long Wharf and Hyatt Regency San Francisco. These increases were partially offset by decreased banquet revenue, primarily at Hilton San Diego Bayfront due to lower group demand which was due in part to meeting space renovations. In addition, banquet revenue decreased due to declines in group occupancy at Wailea Beach Resort and Hyatt Regency San Francisco. These decreases were partially offset by increased banquet revenue at JW Marriott New Orleans, The Westin Washington, DC Downtown, and Montage Healdsburg.
●	The sale of the Hilton New Orleans St. Charles caused a $0.1 million decrease in food and beverage revenue.

Other operating revenue. Other operating revenue increased $4.2 million, or 16.5%, in the second quarter of 2026 as compared to the second quarter of 2025 as follows:

●	Other operating revenue at the Comparable Portfolio increased $3.2 million, primarily due to the recognition of $1.5 million in business interruption proceeds, of which $1.2 million related to lost profits in March and April 2026 at Wailea Beach Resort as a result of the storm damage suffered in the first quarter of 2026. In addition, other operating revenue increased due to increases in destination and resort fees, recreation and pool revenues, parking revenues, and cancellation and attrition fees. These increases were partially offset by decreased other ancillary hotel revenues.
●	Andaz Miami Beach caused other operating revenue to increase by $1.4 million.
●	The sale of the Hilton New Orleans St. Charles caused other operating revenue to decrease by $0.3 million.

For the six months ended June 30, 2026, other operating revenue increased $6.6 million, or 13.8%, as compared to the six months ended June 30, 2025 as follows:

●	Other operating revenue at the Comparable Portfolio increased $4.5 million, primarily due to increases in destination and resort fees, parking revenues, and recreation and pool revenues. The increase in other operating revenue also included the recognition of $1.5 million in business interruption proceeds in March and April 2026 during the second quarter of 2026, of which $1.2 million related to lost profits at Wailea Beach Resort as a result of the storm damage suffered in the first quarter of 2026. These increases were partially offset by decreased other ancillary hotel revenues.
●	Andaz Miami Beach caused other operating revenue to increase by $3.1 million.
●	The sale of the Hilton New Orleans St. Charles caused other operating revenue to decrease by $0.9 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $8.0 million, or 5.1%, in the second quarter of 2026 as compared to the second quarter of 2025 as follows:

●	Hotel operating expenses at the Comparable Portfolio increased $6.6 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, as well as increased property taxes, advertising and promotion costs, repairs and maintenance expenses, and utilities. The increase in property taxes was due to positive appeals and reassessments at several hotels in the prior year, with no comparable benefit in the current period. In addition, hotel operating expenses increased due to higher payroll and related expenses at Wailea Beach Resort driven by significantly higher occupancy relative to the second quarter of 2025 and at Hyatt Regency San Francisco due to the impact of new labor agreements finalized in the third quarter of 2025.
●	Andaz Miami Beach caused hotel operating expenses to increase by $2.8 million.
●	The sale of the Hilton New Orleans St. Charles caused hotel operating expenses to decrease by $1.5 million.

For the six months ended June 30, 2026, hotel operating expenses increased $18.8 million, or 6.2%, as compared to the six months ended June 30, 2025 as follows:

●	Hotel operating expenses at the Comparable Portfolio increased $12.6 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, as well as higher repairs and maintenance expenses driven by severe weather-related repairs and restoration at The Westin Washington, DC Downtown, and Wailea Beach Resort. The increase in hotel operating expenses was also due to increased property taxes, advertising and promotion costs, and utilities. The increase in property taxes was due to positive appeals and reassessments at several hotels in the prior year, with no comparable benefit in the current year period. In addition, hotel operating expenses increased due to higher payroll and related expenses at Wailea Beach Resort driven by significantly higher occupancy relative to the first six months of 2025 and at Hyatt Regency San Francisco due to the impact of new labor agreements finalized in the third quarter of 2025.
●	Andaz Miami Beach caused hotel operating expenses to increase by $9.8 million.
●	The sale of the Hilton New Orleans St. Charles caused hotel operating expenses to decrease by $3.6 million.

Other property-level expenses. Other property-level expenses increased $3.4 million, or 10.8%, in the second quarter of 2026 as compared to the second quarter of 2025 as follows:

●	Other property-level expenses at the Comparable Portfolio increased $2.8 million, primarily due to increased legal expenses, information and technology expenses, credit card commissions, and management fees.
●	Andaz Miami Beach caused other property-level expenses to increase by $0.9 million.
●	The sale of the Hilton New Orleans St. Charles caused other property-level expenses to decrease by $0.3 million.

For the six months ended June 30, 2026, other property-level expenses increased $6.4 million, or 10.5%, as compared to the six months ended June 30, 2025 as follows:

●	Other property-level expenses at the Comparable Portfolio increased $4.9 million, primarily due to increased information and technology expenses, legal expenses, credit card commissions, management fees, and payroll and related expenses.
●	Andaz Miami Beach caused other property-level expenses to increase by $2.2 million.
●	The sale of the Hilton New Orleans St. Charles caused other property-level expenses to decrease by $0.6 million.

Corporate overhead expense. Corporate overhead expense increased $0.4 million, or 5.0%, in the second quarter of 2026 as compared to the second quarter of 2025, due to increased payroll and related expenses and deferred stock amortization expense due to the restructuring of our executive team which included one-time costs incurred in connection with the elimination of the general counsel position in the second quarter of 2026. These increased expenses were partially offset by decreased professional fees.

For the six months ended June 30, 2026, corporate overhead decreased $1.7 million, or 9.6%, as compared to the six months ended June 30, 2025, primarily due to lower payroll and related expenses and deferred stock amortization expense due to the restructuring of our executive team in the first quarter of 2025, as well as lower professional fees. These lower expenses were partially offset by increased payroll and related expenses and deferred stock amortization expense due to the restructuring of our executive team in the second quarter of 2026.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.1 million, or 0.4%, in the second quarter of 2026 as compared to the second quarter of 2025 as follows:

●	Depreciation and amortization expense related to the Comparable Portfolio increased $0.3 million as increased expense at our recently renovated hotels was partially offset by reduced expense due to fully depreciated assets.
●	Andaz Miami Beach caused a $0.2 million increase in depreciation and amortization expense primarily due to new assets placed in service as part of the renovation.
●	The sale of the Hilton New Orleans St. Charles caused depreciation and amortization expense to decrease by $0.4 million.

For the six months ended June 30, 2026, depreciation and amortization expense increased $2.0 million, or 3.1%, as compared to the six months ended June 30, 2025 as follows:

●	Andaz Miami Beach caused a $2.0 million increase in depreciation and amortization expense primarily due to new assets placed in service as part of the renovation.
●	Depreciation and amortization expense related to the Comparable Portfolio increased $1.0 million as increased expense at our recently renovated hotels was partially offset by reduced expense due to fully depreciated assets.
●	The sale of the Hilton New Orleans St. Charles caused depreciation and amortization expense to decrease by $1.0 million.

Impairment and other losses. Impairment and other losses were $1.6 million for both the three and six months ended June 30, 2026, and zero for both the three and six months ended June 30, 2025. In June 2026, we recorded a $1.6 million loss at Wailea Beach Resort related to the write-off of storm-damaged assets.

Interest and other income. Interest and other income totaled $3.8 million and $2.3 million in the second quarters of 2026 and 2025, respectively, and $5.3 million and $3.9 million in the six months ended June 30, 2026 and 2025, respectively.

During the second quarters of 2026 and 2025, we recognized interest income of $1.3 million and $1.4 million, respectively. Interest income decreased in the second quarter of 2026 as compared to the second quarter of 2025 due to lower interest rates. In addition, during the second quarter of 2026, we recognized property insurance recoveries of $2.4 million for storm-related damage claims at Wailea Beach Resort, and during the second quarter of 2025, we recognized a $0.9 million settlement for certain property-related claims at Oceans Edge Resort & Marina.

During the six months ended June 30, 2026 and 2025, we recognized interest income of $2.6 million and $2.8 million, respectively. Interest income decreased in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 due to lower interest rates. During the six months ended June 30, 2026, we recognized property insurance recoveries of $2.6 million, primarily related to storm-related damage claims at Wailea Beach Resort, and other miscellaneous income of $0.1 million. During the six months ended June 30, 2025, we recognized a $0.9 million settlement for certain property-related claims at Oceans Edge Resort & Marina, property insurance recoveries of $0.1 million, and other miscellaneous income of $0.1 million.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on debt	$12,705	$12,417	$25,062	$24,282
Noncash interest on derivatives, net	(1,964)	181	(4,085)	1,163
Amortization of deferred financing costs	1,041	939	2,082	1,802
Capitalized interest	—	(373)	—	(1,401)
Total interest expense	$11,782	$13,164	$23,059	$25,846

Interest expense decreased $1.4 million, or 10.5%, in the second quarter of 2026 as compared to the same period in 2025, and decreased $2.8 million, or 10.8%, in the six months ended June 30, 2026 as compared to the same period in 2025.

The decreases in interest expense during the second quarter of 2026 and the six months ended June 30, 2026 as compared to the same periods in 2025 were primarily due to a noncash change of $2.1 million and $5.2 million, respectively, in the fair market value of our derivatives. These decreases in interest expense were partially offset by reductions in capitalized interest of $0.4 million and $1.4 million in the second quarter and the six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Capitalized interest in 2025 was related to the extensive renovation work at Andaz Miami Beach, and there was no corresponding capitalization of interest in the second quarter and the six months ended June 30, 2026.

The decreases in total interest expense during the second quarter of 2026 and the six months ended June 30, 2026 as compared to the same periods in 2025 were partially offset by increases of $0.3 million and $0.8 million, respectively, in interest expense on our debt primarily due to higher average debt balances, partially offset by lower average interest rates on our term loans. In addition, interest expense during the second quarter and the six months ended June 30, 2026 increased by $0.1 million and $0.3 million, respectively, as compared to the same periods in 2025, due to higher amortization of deferred financing costs related to costs associated with the execution of the Third Amended and Restated Credit Agreement entered into in September 2025.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.0% and 5.5% at June 30, 2026 and 2025, respectively. Approximately 59.2% and 51.0% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates at June 30, 2026 and 2025, respectively.

Loss on sale of assets. Loss on sale of assets totaled zero for both the second quarter and the six months ended June 30, 2026 and a loss of $8.8 million for both the second quarter and the six months ended June 30, 2025. In the second quarter and the six months ended June 30, 2025, we recognized an $8.8 million loss on our sale of the Hilton New Orleans St. Charles.

Income tax provision, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

For the second quarter and the six months ended June 30, 2026, we recognized net current income tax provisions of $0.2 million and $0.3 million, respectively, resulting from current state and federal income tax expenses.

In the second quarter and the six months ended June 30, 2025, we recognized net current income tax provisions of $37,000 and $0.1 million, respectively, resulting from current state and federal income tax expenses, net of any refunds.

Preferred stock dividends, net of gain on repurchases. Preferred stock dividends, net of gain on repurchases were incurred as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025
Series G preferred stock	$1,076		$746	$2,153		$1,491
Series H preferred stock	509	(1)	1,761	1,336	(1)	3,522
Series I preferred stock	(1,539)	(1)	1,425	(841)	(1)	2,850
Total preferred stock dividends	$46		$3,932	$2,648		$7,863
(1)	Includes net gains of $1.0 million and $2.7 million related to the Series H preferred stock and the Series I preferred stock repurchases, respectively, for the three months ended June 30, 2026, and net gains of $1.8 million and $3.4 million related to the Series H preferred stock and the Series I preferred stock repurchases, respectively, for the six months ended June 30, 2026.

The dividend rate on the Series G preferred stock increased to the greater of the rate equal to Montage Healdsburg’s annual net operating income yield on our total investment in the resort or 4.5%, and 6.5% in July 2024, and July 2025, respectively, resulting in dividend rates of 6.5% and 4.5% for both the second quarters and the six months ended June 30, 2026 and 2025, respectively. Beginning in the third quarter of 2026, the annual dividend rate will increase to the greater of 7.5% or the rate equal to Montage Healdsburg’s annual net operating income yield on our total investment in the resort.

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,025	$10,774	$44,582	$16,029
Depreciation and amortization	34,260	34,125	68,437	66,400
Interest expense	11,782	13,164	23,059	25,846
Income tax provision, net	187	37	309	135
Loss on sale of assets	—	8,751	—	8,751
Impairment and other losses	1,639	—	1,639	—
EBITDAre	73,893	66,851	138,026	117,161

Amortization of deferred stock compensation	3,557	2,772	5,446	4,836
Amortization of right-of-use assets and obligations	(225)	(159)	(442)	(300)
Gain on property damage, net	(2,473)	—	(543)	(99)
Property-level pre-opening and management transition costs	118	3,218	118	6,471
Property-level legal settlement costs	935	—	935	—
Management transition costs	907	—	907	1,869
Adjustments to EBITDAre, net	2,819	5,831	6,421	12,777
Adjusted EBITDAre	$76,712	$72,682	$144,447	$129,938

Adjusted EBITDAre increased $4.0 million, or 5.5%, in the second quarter of 2026 as compared to the second quarter of 2025, and increased $14.5 million, or 11.2%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the following:

●	Adjusted EBITDAre at Andaz Miami Beach increased $5.1 million and $12.1 million in the second quarter and the six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily due to the changes in Andaz Miami Beach’s revenues and expenses included in the discussion above regarding the operating results for the second quarter and the six months ended June 30, 2026.
●	Adjusted EBITDAre at the Comparable Portfolio decreased $0.2 million, or 0.3%, and increased $6.2 million, or 4.5%, in the second quarter and the six months ended June 30, 2026, respectively, as compared to the same periods in 2025 due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the second quarter and the six months ended June 30, 2026.
●	The Hilton New Orleans St. Charles recorded Adjusted EBITDAre of $0.6 million and $3.0 million in the second quarter and the six months ended June 30, 2025, respectively.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,025	$10,774	$44,582	$16,029
Preferred stock dividends, net of gain on repurchases	(46)	(3,932)	(2,648)	(7,863)
Real estate depreciation and amortization	33,918	33,779	67,750	65,697
Loss on sale of assets	—	8,751	—	8,751
Impairment and other losses	1,639	—	1,639	—
FFO attributable to common stockholders	61,536	49,372	111,323	82,614

Amortization of deferred stock compensation	3,557	2,772	5,446	4,836
Real estate amortization of right-of-use assets and obligations	(200)	(134)	(386)	(260)
Amortization of contract intangibles, net	314	314	629	629
Noncash interest on derivatives, net	(1,964)	181	(4,085)	1,163
Gain on property damage, net	(2,473)	—	(543)	(99)
Property-level pre-opening and management transition costs	118	3,218	118	6,471
Property-level legal settlement costs	935	—	935	—
Management transition costs	907	—	907	1,869
Gain on preferred stock repurchases, net	(3,685)	—	(5,185)	—
Adjustments to FFO attributable to common stockholders, net	(2,491)	6,351	(2,164)	14,609
Adjusted FFO attributable to common stockholders	$59,045	$55,723	$109,159	$97,223

Adjusted FFO attributable to common stockholders increased $3.3 million, or 6.0%, and increased $11.9 million, or 12.3%, in the second quarter and the six months ended June 30, 2026, respectively, as compared to the same periods in 2025 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from a hotel disposition, our term loans, our credit facility, key money, and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, operating expenses, repurchases of our preferred and common stock, repayments of our senior notes, and dividends and distributions on our preferred and common stock. We cannot be certain that the sources of funds we have relied on in the past will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $107.4 million in the six months ended June 30, 2026, as compared to $90.8 million in the six months ended June 30, 2025. The net increase in cash provided by operating activities during the six months ended June 30, 2026, as compared to the same period in 2025 was primarily due to additional operating cash provided by the increase in travel demand benefiting our hotels, decreased corporate-level expenses, and the continued post-renovation ramp-up of Andaz Miami Beach. These increases were partially offset by our sale of Hilton New Orleans St. Charles.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions, and renovations of hotels and other assets. Net cash used in investing activities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Proceeds from sale of hotel property	$—	$46,348
Disposition deposit	25,000	—
Acquisition-related key money proceeds	4,000	4,000
Proceeds from property insurance	207	99
Renovations and additions to hotel properties and other assets	(53,366)	(56,043)
Net cash used in investing activities	$(24,159)	$(5,596)

During the six months ended June 30, 2026, we invested $53.4 million for renovations and additions to our portfolio and other assets. This cash outflow was partially offset by a $25.0 million deposit received from the potential buyer of Hyatt Regency San

Francisco, $4.0 million in key money received from the manager of one of our hotels pursuant to the hotel’s management agreement, and $0.2 million in property insurance proceeds received.

During the six months ended June 30, 2025, we invested $56.0 million for renovations and additions to our portfolio and other assets. This cash outflow was partially offset by $46.3 million of proceeds received from the sale of Hilton New Orleans St. Charles, $4.0 million in key money received from the manager of one of our hotels pursuant to the hotel’s management agreement, and $0.1 million in property insurance proceeds received.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, the issuance and repurchase of common stock, the issuance and repayment of debt, including draws on our credit facility and term loans, and the issuance, repurchase, and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Repurchases of common stock	$(40,552)	$(98,470)
Repurchases of common stock for employee tax obligations	(3,742)	(4,278)
Repurchases of preferred stock	(28,190)	—
Proceeds from credit facility	25,000	27,000
Payments of deferred financing costs	—	(452)
Proceeds from term loans	90,000	—
Payments on senior notes	(65,000)	—
Payment of securities registration costs	(249)	—
Dividends and distributions paid	(42,564)	(44,323)
Net cash used in financing activities	$(65,297)	$(120,523)

During the six months ended June 30, 2026, we paid $40.6 million to repurchase 4,380,093 shares of our common stock and $28.2 million to repurchase 571,200 shares and 809,791 shares of our Series H preferred stock and Series I preferred stock, respectively. We also paid $3.7 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.2 million in costs associated with our automatic shelf registration statement, and $42.6 million in dividends and distributions to our preferred and common stockholders. In January 2026, we drew down the $90.0 million available under the Term Loan 1 delayed draw and used a portion of the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026. Additionally, during the six months ended June 30, 2026, we drew down $25.0 million on our credit facility.

During the six months ended June 30, 2025, we paid $98.5 million to repurchase 11,122,861 shares of our common stock, $4.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.5 million in deferred financing costs related to the extension of the maturity of our previous Term Loan 3, and $44.3 million in dividends and distributions to our preferred and common stockholders. These cash outflows were partially offset by a $27.0 million draw on our credit facility.

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

While inflation moderated and remained relatively stable in 2025, inflation increased during the first half of 2026 before moderating in June, reflecting continued volatility in energy prices and broader economic conditions. The uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., the economic impact arising from geopolitical instability in key energy‑producing regions, including volatility in transportation fuel costs and increases in air and ground travel costs, decreases in airline capacity, government shutdowns, and the imposition of tariffs affecting commodity costs, has had, or has the potential to have, a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, liability insurance, utilities, and borrowing costs, and such pressures may persist. The imposition of tariffs could exacerbate existing cost pressures and create additional inflationary pressures that could further impact our results of operations. The ability of our hotel operators to adjust rates has historically mitigated the impact of increased operating costs on our financial position and results of operations.

Cash Balance. As of June 30, 2026, our unrestricted cash balance was $94.4 million. We believe that our current unrestricted cash balance and our ability to draw the $475.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of June 30, 2026, we had $980.0 million of unsecured corporate-level debt, $203.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.0 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates, and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In January 2026, we drew down the $90.0 million available under the Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026, and for general corporate purposes. In addition, in April 2026, we drew down $25.0 million on our credit facility and used the proceeds for general corporate purposes.

As of June 30, 2026, 59.2% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our $275.0 million Term Loan 1, $200.0 million of our Term Loan 2, and our $105.0 million Series B Senior Notes.

Our floating rate debt as of June 30, 2026 included $75.0 million of our Term Loan 2, our $300.0 million Term Loan 3, and $25.0 million outstanding under our credit facility.

In July 2026, we repaid the $25.0 million that was outstanding on our $500.0 million credit facility utilizing proceeds from the sale of Hyatt Regency San Francisco. Following the repayment, we have the full capacity available for future borrowing.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of June 30, 2026 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt (1)	$980,000	$—	$105,000	$875,000	$—
Interest obligations on debt (1) (2)	219,888	47,445	96,801	75,642	—
Operating lease obligations, including imputed interest (3)	7,756	2,651	3,852	308	945
Construction commitments	38,070	38,070	—	—	—
Total	$1,245,714	$88,166	$205,653	$950,950	$945
(1)	Debt and interest obligations on debt assume we will exercise all available extension options on our revolving credit facility and Term Loans, upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)	Interest is calculated based on the loan balances and variable rates, as applicable, at June 30, 2026, and includes the effect of our interest rate derivatives.
(3)	Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, our operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments for periods subsequent to 2025, agreed upon by both us and the lessor. As of June 30, 2026, the reassessment had not been finalized; therefore, no amounts related to this ground lease are included in the table above. We recorded lease expense of approximately $3.2 million and $6.5 million during the three and six months ended June 30, 2026, respectively, based on the contractual rent in effect as of December 31, 2025.

We may in the future seek to obtain mortgages on one or more of our 14 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of June 30, 2026. Following the sale of the Hyatt Regency San Francisco in July 2026, we will have 13 unencumbered hotels. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $53.4 million and $56.0 million in our portfolio and other assets during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we have contractual construction commitments totaling $38.1 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

For our hotels that are operated under management or franchise agreements, we are generally obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 3.0% and 5.5% of the respective hotel’s applicable annual revenue. As of June 30, 2026, our balance sheet includes restricted cash of $84.1 million, which was held in FF&E reserve accounts for future capital expenditures. These reserve funds are held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

As of June 30, 2026, 59.2% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, by approximately $2.0 million based on the amount of variable rate debt outstanding at June 30, 2026.

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

Changes in Internal Control over Financial Reporting. During our fiscal quarter to which this Quarterly Report on Form 10-Q relates, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.
(b)None.
(c)	In February 2026, our board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing us to acquire up to $500.0 million of our aggregate common and preferred stock (the “Stock Repurchase Program”). The Stock Repurchase Program has no stated expiration date. During the three months ended June 30, 2026, we repurchased 1,195,325 shares of our common stock, 328,438 shares of our Series H preferred stock, and 687,458 shares of our Series I preferred stock for a total purchase price of $32.3 million, including fees and commissions. As of June 30, 2026, we had $438.9 million remaining under the Stock Repurchase Program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

During the three months ended June 30, 2026, we withheld 50,826 shares of our restricted stock at an average market value of $11.35 per share and used the proceeds to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees.

The following table sets forth information regarding our repurchases of shares of common stock to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees and pursuant to the Stock Repurchase Program during the quarter ended June 30, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
April 1, 2026 — April 30, 2026	676,045	$9.00	676,045	$459,769,718
May 1, 2026 — May 31, 2026	532,492	$10.22	519,280	$441,163,661
June 1, 2026 — June 30, 2026	37,614	$11.52	—	$438,921,023
Total	1,246,151	$9.60	1,195,325	$438,921,023
(1)	Includes 50,826 shares withheld to satisfy employee tax withholding obligations, which were not repurchased pursuant to the Stock Repurchase Program.

The following table sets forth information regarding our repurchases of shares of our Series H preferred stock pursuant to the Stock Repurchase Program during the quarter ended June 30, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1, 2026 — April 30, 2026	54,566	$20.66	54,566	$459,769,718
May 1, 2026 — May 31, 2026	250,785	$21.10	250,785	$441,163,661
June 1, 2026 — June 30, 2026	23,087	$21.68	23,087	$438,921,023
Total	328,438	$21.07	328,438	$438,921,023

The following table sets forth information regarding our repurchases of shares of our Series I preferred stock pursuant to the Stock Repurchase Program during the quarter ended June 30, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1, 2026 — April 30, 2026	218,426	$19.06	218,426	$459,769,718
May 1, 2026 — May 31, 2026	387,057	$20.71	387,057	$441,163,661
June 1, 2026 — June 30, 2026	81,975	$21.25	81,975	$438,921,023
Total	687,458	$20.25	687,458	$438,921,023

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

10.1

Separation Agreement and General Release, dated as of May 1, 2026, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David Klein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 5, 2026). #

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 6, 2026	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)