Form 10-Q
period 2026-09-30
Sunstone Hotel Investors, Inc.
filed 2026-11-06
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 176,575,057 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Investment in hotel properties, net	$2,491,537	$2,771,180
Operating lease right-of-use assets, net	3,704	4,418
Cash and cash equivalents	236,521	109,189
Restricted cash	81,365	76,531
Accounts receivable, net	39,817	33,662
Prepaid expenses and other assets, net	42,091	34,025
Total assets	$2,895,035	$3,029,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Debt, net of unamortized deferred financing costs	$944,032	$918,086
Operating lease obligations	5,959	7,348
Accounts payable and accrued expenses	52,928	63,146
Dividends and distributions payable	19,547	22,975
Other liabilities	85,968	72,832
Total liabilities	1,108,434	1,084,387
Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series G Cumulative Redeemable Preferred Stock, 2,650,000 shares issued and outstanding at both September 30, 2026 and December 31, 2025, stated at liquidation preference of $25.00 per share	66,250	66,250
6.125% Series H Cumulative Redeemable Preferred Stock, 3,644,584 shares issued and outstanding at September 30, 2026 and 4,545,903 shares issued and outstanding at December 31, 2025, stated at liquidation preference of $25.00 per share	91,115	113,648
5.70% Series I Cumulative Redeemable Preferred Stock, 2,836,743 shares issued and outstanding at September 30, 2026 and 3,990,973 shares issued and outstanding at December 31, 2025, stated at liquidation preference of $25.00 per share	70,919	99,774
Common stock, $0.01 par value, 500,000,000 shares authorized, 176,575,057 shares issued and outstanding at September 30, 2026 and 189,709,516 shares issued and outstanding at December 31, 2025	1,766	1,897
Additional paid in capital	2,160,464	2,298,398
Distributions in excess of retained earnings	(603,913)	(635,349)
Total stockholders’ equity	1,786,601	1,944,618

Total liabilities and stockholders’ equity	$2,895,035	$3,029,005

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Room	$140,053	$139,523	$469,368	$440,492
Food and beverage	68,601	64,419	221,792	209,573
Other operating	25,064	25,381	79,376	73,095
Total revenues	233,718	229,323	770,536	723,160
Operating Expenses
Room	37,818	39,303	122,958	119,272
Food and beverage	50,424	48,717	155,793	150,566
Other operating	7,123	6,337	21,763	18,707
Advertising and promotion	13,083	13,420	41,336	40,758
Repairs and maintenance	10,671	9,954	32,592	29,514
Utilities	7,648	7,832	22,049	21,624
Franchise costs	4,417	4,471	13,962	13,773
Property tax, ground lease and insurance	20,179	19,574	61,734	57,425
Other property-level expenses	27,853	26,926	95,550	88,184
Corporate overhead	6,410	6,970	22,005	24,221
Depreciation and amortization	30,287	33,928	98,724	100,328
Impairment and other losses	—	—	1,639	—
Total operating expenses	215,913	217,432	690,105	664,372
Interest and other income	2,620	3,160	7,944	7,024
Interest expense	(10,729)	(13,412)	(33,788)	(39,258)
Gain (loss) on sale of assets	31,489	—	31,489	(8,751)
Loss on extinguishment of debt	—	(180)	—	(180)
Income before income taxes	41,185	1,459	86,076	17,623
Income tax provision, net	(296)	(137)	(605)	(272)
Net Income	40,889	1,322	85,471	17,351
Preferred stock dividends, net of gain on repurchases	(2,196)	(4,262)	(4,844)	(12,125)
Net income (loss) attributable to common stockholders	$38,693	$(2,940)	$80,627	$5,226

Basic and diluted income (loss) per share
Basic net income (loss) attributable to common stockholders per common share	$0.21	$(0.02)	$0.43	$0.03
Diluted net income (loss) attributable to common stockholders per common share	$0.21	$(0.02)	$0.43	$0.03

Basic weighted average common shares outstanding	181,502	189,253	185,040	195,110
Diluted weighted average common shares outstanding	181,502	189,253	185,212	195,866

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock		Additional	in Excess of
	Number of		Number of		Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2025 (audited)	11,186,876	$279,672	189,709,516	$1,897	$2,298,398	$(635,349)	$1,944,618
Amortization of deferred stock compensation	—	—	—	—	2,038	—	2,038
Issuance of restricted common stock, net	—	—	442,567	4	(3,409)	—	(3,405)
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,939)	(16,939)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,077)	(1,077)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,647)	(1,647)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,378)	(1,378)
Repurchases of common stock	—	—	(3,184,768)	(31)	(29,113)	—	(29,144)
Repurchases of Series H preferred stock	(242,762)	(6,069)	—	—	201	820	(5,048)
Repurchases of Series I preferred stock	(122,333)	(3,058)	—	—	102	680	(2,276)
Net income	—	—	—	—	—	18,557	18,557
Balance at March 31, 2026	10,821,781	270,545	186,967,315	1,870	2,268,217	(636,333)	1,904,299
Amortization of deferred stock compensation	—	—	—	—	3,716	—	3,716
Issuance of restricted common stock, net	—	—	172,339	2	(588)	—	(586)
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,677)	(16,677)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,076)	(1,076)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,522)	(1,522)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,133)	(1,133)
Repurchases of common stock	—	—	(1,195,325)	(13)	(11,395)	—	(11,408)
Repurchases of Series H preferred stock	(328,438)	(8,211)	—	—	271	1,013	(6,927)
Repurchases of Series I preferred stock	(687,458)	(17,186)	—	—	575	2,672	(13,939)
Net income	—	—	—	—	—	26,025	26,025
Balance at June 30, 2026	9,805,885	245,148	185,944,329	1,859	2,260,796	(627,031)	1,880,772
Amortization of deferred stock compensation	—	—	—	—	2,173	—	2,173
Forfeiture of restricted common stock	—	—	(838)	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(15,575)	(15,575)
Series G preferred stock dividends declared at $0.468750 per share	—	—	—	—	—	(1,242)	(1,242)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,395)	(1,395)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,011)	(1,011)
Repurchases of common stock	—	—	(9,368,434)	(93)	(103,066)	—	(103,159)
Repurchases of Series H preferred stock	(330,119)	(8,253)	—	—	273	609	(7,371)
Repurchases of Series I preferred stock	(344,439)	(8,611)	—	—	288	843	(7,480)
Net income	—	—	—	—	—	40,889	40,889
Balance at September 30, 2026	9,131,327	$228,284	176,575,057	$1,766	$2,160,464	$(603,913)	$1,786,601

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

						Distributions
	Preferred Stock		Common Stock		Additional	in Excess of
	Number of		Number of		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total Equity
Balance at December 31, 2024 (audited)	11,250,000	$281,250	200,824,993	$2,008	$2,395,702	$(574,940)	$2,104,020
Amortization of deferred stock compensation	—	—	—	—	2,236	—	2,236
Issuance of restricted common stock, net	—	—	367,149	4	(4,282)	—	(4,278)
Forfeiture of restricted common stock	—	—	(861)	—	—	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,778)	(17,778)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(745)	(745)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of common stock	—	—	(821,771)	(8)	(8,008)	—	(8,016)
Net income	—	—	—	—	—	5,255	5,255
Balance at March 31, 2025	11,250,000	281,250	200,369,510	2,004	2,385,648	(591,394)	2,077,508
Amortization of deferred stock compensation	—	—	—	—	2,949	—	2,949
Issuance of restricted common stock	—	—	102,244	1	(1)	—	—
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(16,859)	(16,859)
Series G preferred stock dividends declared at $0.281250 per share	—	—	—	—	—	(746)	(746)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of common stock	—	—	(10,301,090)	(103)	(90,351)	—	(90,454)
Net income	—	—	—	—	—	10,774	10,774
Balance at June 30, 2025	11,250,000	281,250	190,170,664	1,902	2,298,245	(601,411)	1,979,986
Amortization of deferred stock compensation	—	—	—	—	2,082	—	2,082
Common stock distributions declared at $0.09 per share	—	—	—	—	—	(17,276)	(17,276)
Series G preferred stock dividends declared at $0.406250 per share	—	—	—	—	—	(1,076)	(1,076)
Series H preferred stock dividends declared at $0.382813 per share	—	—	—	—	—	(1,761)	(1,761)
Series I preferred stock dividends declared at $0.356250 per share	—	—	—	—	—	(1,425)	(1,425)
Repurchases of common stock	—	—	(258,870)	(3)	(2,254)	—	(2,257)
Net income	—	—	—	—	—	1,322	1,322
Balance at September 30, 2025	11,250,000	$281,250	189,911,794	$1,899	$2,298,073	$(621,627)	$1,959,595

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,471	$17,351
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	708	330
(Gain) loss on sale of assets	(31,489)	8,751
Loss on extinguishment of debt	—	180
Noncash interest on derivatives, net	(7,080)	668
Depreciation	97,587	99,188
Amortization of franchise fees and other intangibles	1,137	1,140
Amortization of deferred financing costs	3,123	2,782
Amortization of deferred stock compensation	7,461	6,741
Impairment and other losses	1,639	—
Gain on insurance recoveries	(2,712)	(773)
Amortization of deferred income related to key money	(62)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,736)	4,344
Prepaid expenses and other assets	(4,192)	(3,975)
Accounts payable and other liabilities	17,003	8,864
Operating lease right-of-use assets and obligations	(675)	(458)
Net cash provided by operating activities	161,183	145,133
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel property	270,811	46,348
Acquisition of hotel property and other assets	—	(1,269)
Acquisition-related key money proceeds	4,000	4,000
Proceeds from property insurance	2,585	875
Renovations and additions to hotel properties and other assets	(76,570)	(73,694)
Net cash provided by (used in) investing activities	200,826	(23,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(143,711)	(100,727)
Repurchases of common stock for employee tax obligations	(3,742)	(4,278)
Repurchases of preferred stock	(43,041)	—
Proceeds from credit facility	25,000	50,000
Payments on credit facility	(25,000)	(50,000)
Payments of deferred financing costs	—	(17,981)
Proceeds from term loans	90,000	149,600
Payments on term loans	—	(64,600)
Payments on senior notes	(65,000)	—
Payment of securities registration costs	(249)	—
Dividends and distributions paid	(64,100)	(66,115)
Net cash used in financing activities	(229,843)	(104,101)
Net increase in cash and cash equivalents and restricted cash	132,166	17,292
Cash and cash equivalents and restricted cash, beginning of period	185,720	180,277
Cash and cash equivalents and restricted cash, end of period	$317,886	$197,569

See accompanying notes to unaudited consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

	September 30,
	2026	2025
Cash and cash equivalents	$236,521	$121,136
Restricted cash	81,365	76,433
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$317,886	$197,569

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest, net of capitalized interest	$40,743	$38,298
Cash paid (refunded) for income taxes, net	$601	$(1,222)

Changes in operating lease right-of-use assets	$975	$3,636
Changes in operating lease obligations	(1,650)	(4,094)
Changes in operating lease right-of-use assets and lease obligations, net	$(675)	$(458)

Supplemental Disclosure of Noncash Investing and Financing Activities

	Nine Months Ended September 30,
	2026	2025
Accrued renovations and additions to hotel properties and other assets	$10,870	$23,408
Gain on repurchases of preferred stock	$8,347	$—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$261	$649
Amortization of deferred stock compensation — construction activities	$466	$526
Dividends and distributions payable	$19,547	$22,060
Insurance receivable related to property damage	$113	$—

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

As of September 30, 2026, the Company owned 13 hotels.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)
Land	$524,658	$641,358
Buildings and improvements	2,698,926	2,909,921
Furniture, fixtures and equipment	445,066	481,457
Intangible assets	43,938	43,937
Construction in progress	60,513	48,486
Investment in hotel properties, gross	3,773,101	4,125,159
Accumulated depreciation and amortization	(1,281,564)	(1,353,979)
Investment in hotel properties, net	$2,491,537	$2,771,180

4. Disposals

In July 2026, the Company sold Hyatt Regency San Francisco, located in California, for a gross sale price of $279.0 million and recorded a net gain of $31.5 million on the sale. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2026 and December 31, 2025, the Company measured its interest rate derivatives at fair value on a recurring basis. The Company estimated the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements.

Fair Value of Debt

As of September 30, 2026 and December 31, 2025, 50.3% and 70.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap derivatives. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2026 (unaudited) and December 31, 2025 were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Debt	$955,000	$952,489	$930,000	$929,162

(1)
The principal balance of debt is presented before any unamortized deferred financing costs.
(2)
Due to changes in market conditions and the economic environment, actual interest rates could vary materially from those estimated, which would result in variances in the Company’s calculations of the fair market value of its debt.

Interest Rate Derivatives

The Company’s interest rate swap derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2026 (unaudited) and December 31, 2025 (in thousands):

					Estimated Fair Value of Assets (Liabilities) (1)
		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Fixed Rate	Date	Date	Amount	2026	2025
Term Loan 2	3.675%	March 17, 2023	March 17, 2026	$75,000	$ N/A	$—
Term Loan 2	3.931%	September 14, 2023	September 14, 2026	$100,000	N/A	(311)
Term Loan 2	4.020%	January 31, 2025	November 7, 2026	$100,000	(10)	(491)
Term Loan 1	3.226%	September 9, 2025	September 9, 2028	$210,000	5,677	395
Term Loan 1	3.206%	January 10, 2026	January 10, 2028	$65,000	1,091	85
					$6,758	$(322)

(1)
All of the Company’s swap agreements are indexed to CME Term SOFR. The fair values of the swap derivative assets were included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025. The fair values of the swap derivative liabilities were included in other liabilities on the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the three and nine months ended September 30, 2026 and 2025 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Noncash interest on derivatives, net	$(2,995)	$(495)	$(7,080)	$668

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)
Prepaid expenses	$14,461	$10,617
Inventory	12,037	11,580
Deferred financing costs, net	6,089	8,266
Property and equipment, net	1,139	1,572
Interest rate derivatives	6,768	480
Deferred rent on straight-lined third-party tenant leases	209	145
Liquor licenses	930	930
Other	458	435
Total prepaid expenses and other assets, net	$42,091	$34,025

7. Debt

In January 2026, the Company drew down the $90.0 million available under the Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026 and for general corporate purposes. In connection with the draw down under the Term Loan 1 delayed draw, the Company reclassified deferred financing costs of $1.0 million from prepaid expenses and other assets, net to debt, net of unamortized deferred financing costs on the accompanying consolidated balance sheet as of September 30, 2026.

In April 2026, the Company drew down $25.0 million on its $500.0 million credit facility and repaid the full amount in July 2026. As of September 30, 2026, the Company had no amount outstanding on its credit facility, with $500.0 million of capacity available for borrowing under the facility. The Company’s ability to draw on the credit facility is subject to the Company’s compliance with various financial covenants.

Debt consisted of the following (in thousands):

					Balance Outstanding as of
	September 30, 2026				September 30,	December 31,
	Rate Type		Interest Rate	Maturity Date	2026	2025
					(unaudited)
Unsecured Corporate Credit Facilities (1)
Term Loan 1	Fixed	(2)	4.67%	January 24, 2029	$275,000	$185,000
Term Loan 2	Fixed	(3)	5.39%	January 24, 2030	275,000	275,000
Term Loan 3	Floating		5.35%	January 24, 2031	300,000	300,000
Total unsecured corporate credit facilities					$850,000	$760,000

Unsecured Senior Notes
Series A	N/A	(4)	N/A	N/A	$—	$65,000
Series B	Fixed		4.79%	January 10, 2028	105,000	105,000
Total unsecured senior notes					$105,000	$170,000

Total debt					955,000	930,000
Unamortized deferred financing costs					(10,968)	(11,914)
Debt, net of unamortized deferred financing costs					$944,032	$918,086

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

(3)
Term Loan 2 is currently subject to one interest rate swap derivative (see Note 5) covering a partial balance of $100.0 million. The swap expires on November 7, 2026. In October 2026, the Company entered into two additional interest rate swap agreements covering the remaining $175.0 million variable-rate balance (see Note 15). Term Loan 2 has an initial maturity of January 24, 2030 with one twelve-month option to extend at the Company’s election, which would result in an extended maturity of January 24, 2031, upon the payment of applicable fees and the satisfaction of certain customary conditions.
(4)
Series A Senior Notes were repaid in January 2026, using proceeds received from the Company’s Term Loan 1 delayed draw.

Interest Expense

Total interest incurred and expensed on the Company’s debt was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on debt	$12,683	$12,927	$37,745	$37,209
Noncash interest on derivatives, net	(2,995)	(495)	(7,080)	668
Amortization of deferred financing costs	1,041	980	3,123	2,782
Capitalized interest	—	—	—	(1,401)
Total interest expense	$10,729	$13,412	$33,788	$39,258

8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)
Advance deposits	$55,288	$47,035
Property, sales and use taxes payable	17,066	11,565
Accrued interest	1,574	4,572
Deferred income related to key money	2,538	—
Deferred rent	995	905
Interest rate derivatives	10	802
Management fees payable	306	1,875
Other	8,191	6,078
Total other liabilities	$85,968	$72,832

During the three months ended September 30, 2026 and 2025, the Company recognized approximately $4.9 million and $4.6 million, respectively, in revenue related to its outstanding contract liabilities. During the nine months ended September 30, 2026 and 2025, the Company recognized approximately $41.7 million and $42.6 million, respectively, in revenue related to its outstanding contract liabilities.

9. Leases

As of both September 30, 2026 and December 31, 2025, the Company had operating leases for ground, office, equipment, and airspace with current maturity dates ranging from 2028 through 2097, excluding renewal options. Including renewal options available to the Company, the lease maturity date extends to 2147.

Operating leases were included on the accompanying consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)
Right-of-use assets, net (1)	$3,704	$4,418

Lease obligations (1)	$5,959	$7,348

Weighted average remaining lease term	5 years
Weighted average discount rate	5.8%

(1)
The Company’s operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments for periods subsequent to 2025, agreed upon by both the Company and the lessor. As of September 30, 2026, the reassessment had not been finalized; therefore, no amounts related to this ground lease are included in the table above. The Company recorded lease expense of approximately $3.6 million and $10.1 million during the three and nine months ended September 30, 2026, respectively, based on the contractual rent in effect as of December 31, 2025. Upon completion of the reassessment, the Company will evaluate the accounting treatment of the lease in accordance with Accounting Standards Codification Topic 842, Leases.

The components of lease expense, as well as supplemental cash flow information for operating leases, were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$459	$1,380	$1,369	$4,108
Variable lease cost (1)	3,577	2,459	10,118	6,712
Sublease income (2)	(308)	(296)	(919)	(890)
Total lease cost	$3,728	$3,543	$10,568	$9,930

Operating cash flows for operating leases (3)			$1,932	$4,546

(1)
Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.
(2)
Sublease income is included in corporate overhead in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.
(3)
As noted above, the Company’s operating lease obligations exclude a lease for which the reassessment had not been finalized as of September 30, 2026. Accordingly, operating cash flows used for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2026 do not include lease expense related to this lease, which was recognized based on the contractual rent in effect as of December 31, 2025.

10. Stockholders’ Equity

Series G Cumulative Redeemable Preferred Stock

The Series G preferred stock, which is callable at its $25.00 redemption price plus accrued and unpaid dividends by the Company at any time, initially accrued dividends at a rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The dividend rate subsequently increased to the greater of the rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort or 4.5%, 6.5%, and 7.5% beginning in July 2024, July 2025, and July 2026, respectively. Accordingly, the dividend rate was 4.5% for the first and second quarters of 2025, 6.5% for the third and fourth quarters of 2025 and the first and second quarters of 2026, and 7.5% for the third quarter of 2026. Beginning in the third quarter of 2027, the annual dividend rate will increase to the greater of 8.5% or the rate equal to Montage Healdsburg’s annual net operating income yield on the Company’s total investment in the resort. The Series G preferred stock is not convertible into any other security.

Series H Cumulative Redeemable Preferred Stock

The Series H preferred stock, which has an annual dividend rate of 6.125%, is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for

Series H preferred stock, the Company may at its option redeem the Series H preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. If the Company chooses not to redeem the Series H preferred stock upon the occurrence of a change of control, holders of the Series H preferred stock may convert their preferred shares into shares of the Company’s common stock.

Series I Cumulative Redeemable Preferred Stock

The Series I preferred stock, which has an annual dividend rate of 5.70%, is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series I preferred stock, the Company may at its option redeem the Series I preferred stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. If the Company chooses not to redeem the Series I preferred stock upon the occurrence of a change of control, holders of the Series I preferred stock may convert their preferred shares into shares of the Company’s common stock.

Stock Repurchase Program

In February 2026, the Company’s board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing the Company to acquire up to $500.0 million of the Company’s aggregate common and preferred stock. The stock repurchase program has no stated expiration date.

Details of the Company’s common and preferred stock repurchases were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of common shares	9,368,434	258,870	13,748,527	11,381,731
Number of preferred shares (1)	674,558	—	2,055,549	—
Total cost, including fees and commissions	$118,010	$2,257	$186,752	$100,727

(1)
The Company repurchased 330,119 shares and 901,319 shares of its Series H preferred stock during the three and nine months ended September 30, 2026, respectively, at average repurchase prices, before expenses, of $22.30 and $21.44 per share, respectively. The Company repurchased 344,439 shares and 1,154,230 shares of its Series I preferred stock during the three and nine months ended September 30, 2026, respectively, at average repurchase prices, before expenses, of $21.69 and $20.50 per share, respectively. As the Series H and Series I preferred stock were repurchased at a discount to their respective carrying values, the Company recorded net gains of $0.6 million and $0.8 million related to the Series H and Series I repurchases, respectively, for the three months ended September 30, 2026, and net gains of $2.4 million and $4.2 million related to the Series H and Series I repurchases, respectively, for the nine months ended September 30, 2026. These gains were included in preferred stock dividends, net of gain on repurchases on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2026.

As of September 30, 2026, $321.1 million remains available for repurchase under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs and restrictions under its various financing agreements, as well as the price of the Company’s common and preferred stock (see Note 15).

ATM Agreements

In August 2026, the Company entered into separate “At the Market” Agreements (the “2026 ATM Agreements”) with several financial institutions, which replaced the Company's prior “At the Market” Agreements entered into in 2023 (the “2023 ATM Agreements”). In accordance with the terms of the 2026 ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. The 2026 ATM Agreements also provide the Company with the ability to enter into forward contracts for its common stock with forward sellers and forward purchasers. The Company did not have any outstanding forward sale agreements requiring settlement as of September 30, 2026. No common stock was issued under the 2026 or 2023 ATM Agreements during the three and nine months ended September 30, 2026 or 2025, leaving $300.0 million available for sale.

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

As of both September 30, 2026 and 2025, the Company’s issued and outstanding awards consisted of both time-based and performance-based restricted stock grants. The Company’s amortization expense, including forfeitures related to restricted shares, was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense, including forfeitures	$2,015	$1,905	$7,461	$6,741

Capitalized compensation cost (1)	$158	$177	$466	$526

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

Restricted Stock Awards

The Company’s restricted stock awards are time-based restricted shares that generally vest over periods ranging from three years to five years from the date of grant. The following is a summary of non-vested restricted stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2026	685,065	$10.84
Granted	623,845	$9.46
Vested	(485,136)	$10.55
Forfeited	(838)	$9.96
Unvested at September 30, 2026	822,936	$9.97

Restricted Stock Units

The Company’s restricted stock units are performance-based restricted shares that generally vest based on the Company’s total relative shareholder return or the achievement of pre-determined stock price targets during performance periods ranging from three years to five years. The following is a summary of non-vested restricted stock unit activity at target performance:

	Target Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2026	1,435,732	$10.77
Granted	575,968	$8.52
Vested	(389,028)	$11.11
Forfeited	(172,414)	$10.30
Unvested at September 30, 2026	1,450,258	$9.84

The restricted stock units granted during the first nine months of 2026 vest based on the Company’s total relative shareholder return following a three-year performance period. The number of shares that may become vested ranges from zero to 200% of the amount granted. The grant date fair values of the restricted stock units were determined using a Monte Carlo simulation model with the following assumptions:

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$40,889	$1,322	$85,471	$17,351
Preferred stock dividends, net of gain on repurchases	(2,196)	(4,262)	(4,844)	(12,125)
Distributions paid to participating securities	(74)	(62)	(222)	(185)
Undistributed income allocated to participating securities	(103)	—	(136)	—
Numerator for basic and diluted net income (loss) attributable to common stockholders	$38,516	$(3,002)	$80,269	$5,041
Denominator:
Weighted average basic common shares outstanding	181,502	189,253	185,040	195,110
Unvested restricted stock units	—	—	172	756
Weighted average diluted common shares outstanding	181,502	189,253	185,212	195,866

Basic net income (loss) attributable to common stockholders per common share	$0.21	$(0.02)	$0.43	$0.03
Diluted net income (loss) attributable to common stockholders per common share	$0.21	$(0.02)	$0.43	$0.03

In its calculation of diluted earnings per share, the Company excluded 822,936 and 685,065 anti-dilutive unvested time-based restricted stock awards for the three and nine months ended September 30, 2026 and 2025, respectively (see Note 11).

The Company also had 1,450,258 and 1,435,732 unvested performance-based restricted stock units as of September 30, 2026 and 2025, respectively, that are not considered participating securities as the awards contain forfeitable rights to dividends or dividend equivalents. The performance-based restricted stock units were granted based on either target market condition thresholds or pre-determined stock price targets (see Note 11). Based on the Company’s total relative shareholder return and the Company’s common stock performance, the Company excluded 1,450,258 and 1,082,954 anti-dilutive performance-based restricted stock units from its calculations of diluted earnings per share for the three and nine months ended September 30, 2026, respectively. Due to the Company’s net loss attributable to common stockholders for the third quarter of 2025, the Company excluded all 1,435,732 anti-dilutive performance-based restricted stock units from its calculation of diluted earnings per share for the three months ended September 30, 2025. Based on the Company’s total relative shareholder return and the Company’s common stock performance, the

Company excluded 617,591 anti-dilutive performance-based restricted stock units from its calculation of diluted earnings per share for the nine months ended September 30, 2025.

13. Segment Information

The Company considers each of its hotels to be an operating segment and has aggregated its hotels into a single reportable segment, Hotel Ownership. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, and depreciation and amortization for REITs, adjusted to exclude the following items that are not reflective of its ongoing operating performance or incurred in the normal course of business (“Hotel Adjusted EBITDAre”):

•
Property-level severe weather-related restoration expenses;
•
Pre-opening costs associated with extensive renovation projects;
•
Property-level legal settlements, restructuring, severance, and management transition costs;
•
Taxes assessed on commercial rents; and
•
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Total revenues	$233,718	$229,323	$770,536	$723,160

Expenses
Room	37,818	39,303	122,958	117,333
Food and beverage	50,424	48,717	155,793	148,731
Other operating	7,123	6,337	21,763	18,430
Advertising and promotion	13,083	13,420	41,336	39,593
Repairs and maintenance	9,413	9,954	29,279	29,203
Utilities	7,648	7,832	22,049	21,624
Franchise costs	4,417	4,471	13,962	13,773
Property tax, ground lease and insurance	20,024	19,665	61,010	57,855
Other property-level expenses (1)	27,012	26,926	93,656	87,240
	176,962	176,625	561,806	533,782

Hotel Adjusted EBITDAre	$56,756	$52,698	$208,730	$189,378

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Hotel Adjusted EBITDAre to Net Income
Hotel Adjusted EBITDAre	$56,756	$52,698	$208,730	$189,378
Non-hotel operating expenses, net (2)	(8)	(8)	(24)	100
Severe weather-related restoration expenses, net of insurance proceeds (3)	(1,258)	—	(3,313)	—
Property-level pre-opening and management transition costs (3)	(841)	—	(959)	(6,471)
Property-level legal settlement costs (3)	—	—	(935)	—
Taxes assessed on commercial rents (3)	(145)	(189)	(702)	(541)
Amortization of right-of-use assets and obligations	(2)	288	2	871
Corporate overhead	(6,410)	(6,970)	(22,005)	(24,221)
Depreciation and amortization	(30,287)	(33,928)	(98,724)	(100,328)
Impairment and other losses	—	—	(1,639)	—
Interest and other income	2,620	3,160	7,944	7,024
Interest expense	(10,729)	(13,412)	(33,788)	(39,258)
Gain (loss) on sale of assets	31,489	—	31,489	(8,751)
Loss on extinguishment of debt	—	(180)	—	(180)
Income tax provision, net	(296)	(137)	(605)	(272)
Net income	$40,889	$1,322	$85,471	$17,351

(1)
Other property-level expenses include property-level general and administrative expenses, such as payroll, benefits, and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, labor dispute expenses, consulting fees, management fees, and other expenses.
(2)
Non-hotel operating expenses, net are included in property tax, ground lease and insurance on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, and include corporate-level current year property taxes and insurance, as well as any prior year property taxes assessed on sold hotels, net of any refunds received.
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

Total basic management and incentive management fees were included in other property-level expenses on the accompanying consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic management fees	$6,466	$6,301	$21,511	$19,815
Incentive management fees	(1,275)	(933)	1,912	2,378
Amortization of deferred income related to key money	(62)	—	(62)	—
Total basic and incentive management fees	$5,129	$5,368	$23,361	$22,193

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

Total license and franchise fees were included in franchise costs on the accompanying consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Franchise assessments (1)	$4,192	$4,265	$13,375	$12,867
Franchise royalties	225	206	587	906
Total franchise costs	$4,417	$4,471	$13,962	$13,773

(1)
Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At September 30, 2026, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2026 totaled $32.8 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, Hawaii, and Washington, DC exposes the Company’s business to economic and severe weather conditions, competition, and real and personal property tax rates unique to these locales.

As of September 30, 2026, the Company’s hotels were geographically concentrated as follows (unaudited):

	Number of Hotels	Percentage of Total Rooms	Trailing 12- Month Total Consolidated Revenue
Southern California	2	25%	23%
Northern California	2	3%	13%
Florida	3	20%	18%
Hawaii	1	9%	17%
Washington, DC	1	13%	10%

Maui Storms

During the first quarter of 2026, the Hawaiian Islands experienced multiple severe storms that impacted the Company’s Wailea Beach Resort, causing wind and water damage to certain guestrooms, public areas, and portions of the resort’s roofs. The Company maintains customary property, casualty, environmental, flood, and business interruption insurance at all of its hotels; however, such coverage is subject to certain limitations, conditions, and deductibles.

During the third quarter of 2026, the Company recognized a $0.6 million net benefit related to storm-related repair and restoration activity. For the nine months ended September 30, 2026, storm-related repair and restoration costs were fully offset by insurance proceeds. The Company also recognized a $1.6 million loss related to the write-off of storm-damaged assets, $2.4 million of property insurance claim recoveries, and $1.2 million of business interruption insurance proceeds related to storm-related lost profits, all of which were recognized during the second quarter of 2026. These amounts were recorded in impairment and other losses, interest and other income, and other operating revenue, respectively, in the consolidated statements of operations. No additional storm-related write-offs or business interruption insurance proceeds were recorded during the third quarter of 2026.

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

15. Subsequent Events

In October 2026, the Company entered into two separate interest rate swap agreements on portions of its Term Loan 2 balance. The first interest rate swap agreement has a notional amount of $75.0 million, became effective on October 6, 2026, expires on January 24, 2029, and effectively fixes the SOFR component of the interest rate on $75.0 million of Term Loan 2 borrowings at 4.59%. The second interest rate swap agreement has a notional amount of $100.0 million, became effective on October 22, 2026, expires on January 24, 2030, and effectively fixes the SOFR component of the interest rate on $100.0 million of Term Loan 2 borrowings at 4.49%.

Subsequent to the end of the third quarter of 2026 and through the date of issuance of these financial statements, the Company repurchased 487,085 shares of its preferred stock for $10.5 million, including fees and commissions, leaving $310.6 million remaining for repurchase under the Company’s stock repurchase program.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2026, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•
we own upper upscale and luxury hotels located in convention, urban, and resort destinations in an industry that is highly competitive;
•
events beyond our control, including economic slowdowns or recessions, uncertainty surrounding certain international economic and political relationships, including political disputes, government shutdowns, and the imposition of tariffs, natural disasters, civil unrest, and terrorism may harm the operating performance of the hotel industry generally and the performance of our hotels;
•
inflation may adversely affect our financial condition and results of operations;
•
system security risks, data protection breaches, cyber-attacks, and systems integration issues could disrupt the information technology network and systems used by us, our suppliers, our third-party managers or our franchisors;
•
a significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic conditions, competition, new hotel supply, real and personal property tax rates, civil unrest, or natural disasters in these areas of the country;
•
we face possible risks associated with the physical and transitional effects of climate change;
•
uninsured or underinsured losses could harm our financial condition;
•
the operating results of some of our hotels are significantly reliant upon group and transient business generated by large corporate customers, and the loss of such customers for any reason could harm our operating results;
•
the increased use of virtual meetings and similar technologies could lessen the need for business-related travel and, therefore, demand for rooms in our hotels may be adversely affected;
•
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
•
delays in the renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders;
•
accounting for the acquisition of a hotel property or other entity involves assumptions and estimations to determine fair value that could differ materially from the actual results achieved in future periods;
•
volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell our hotels;
•
we may pursue joint venture investments that could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturer;
•
we may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels we may sell or acquire in the future;
•
we may seek to acquire a portfolio of hotels or a company, which could present more risks to our business and financial results than the acquisition of a single hotel;
•
the sale of a hotel or portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition;
•
the illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels;
•
we may originate loans secured by a hotel in connection with its disposition, which would expose us to risk of non-repayment or may cause us to incur significant costs to exercise our remedies under such loan if the borrower were to default on its obligations;
•
one of our hotels is subject to a ground lease with an unaffiliated party, the termination of which by the lessor for any reason, including due to our default on the lease, could cause us to lose the ability to operate the hotel altogether and may adversely affect our results of operations;

•
because we are a REIT, we depend on third parties to operate our hotels;
•
we are subject to risks associated with our operators’ employment of hotel personnel;
•
all of our hotels operate under a brand owned by Four Seasons, Hilton, Hyatt, Marriott, or Montage. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed;
•
our brand managers and franchisors may adopt new policies or change existing policies, which could result in increased costs that could negatively impact our hotels;
•
future adverse litigation judgments or settlements resulting from legal proceedings could have an adverse effect on our financial condition;
•
claims by persons regarding our properties could affect the attractiveness of our hotels or cause us to incur additional expenses;
•
the hotel business is seasonal and seasonal variations in business volume at our hotels will cause quarterly fluctuations in our revenue and operating results;
•
changes in the debt and equity markets may adversely affect the value of our hotels;
•
certain of our hotels have in the past become impaired and additional hotels may become impaired in the future;
•
laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages;
•
compliance with corporate responsibility initiatives and commitments may impose additional costs and expose us to new risks that could adversely affect our results of operations, financial condition, and cash flows;
•
our brand managers and franchisors may require us to make capital expenditures pursuant to property improvement plans or to comply with brand standards, and the failure to make the required expenditures could cause the hotel brands or franchisors to terminate the management or franchise agreements;
•
termination of any of our management or franchise agreements could cause us to lose business;
•
the growth of alternative reservation channels could adversely affect our business and profitability;
•
the failure of tenants in our hotels to make rent payments or comply with the material terms of our retail and restaurant leases may adversely affect our results of operations;
•
we rely on our corporate and hotel senior management teams, the loss of whom may cause us to incur costs and harm our business;
•
we could be harmed by inadvertent errors, misconduct or fraud that is difficult to detect;
•
if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or identify and prevent fraud;
•
we have outstanding debt which may restrict our financial flexibility;
•
our debt agreements contain various covenants, restrictions, requirements and other limitations, and should we default, we may be required to pay additional fees, provide additional security or repay the debt. Defaulting on existing debt may limit our ability to access additional debt financing in the future;
•
certain of our loans are subject to variable interest rates, which creates uncertainty in the amount of interest expense we will incur in the future and may negatively impact our operating results;
•
we may not be able to refinance our debt on favorable terms or at all;
•
our organizational documents contain no limitations on the amount of debt we can incur, so we may become too highly leveraged;
•
if we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation;
•
even as a REIT, we may become subject to federal, state, or local taxes on our income or property;
•
if the leases between our hotels and the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT;
•
we may be subject to taxes in the event our operating leases are not held to be on an arm’s-length basis;
•
legislative or other actions affecting REITs could have a negative effect on us;
•
our stock repurchase program may not enhance long-term stockholder value, could cause volatility in the price of our common and preferred stock and could diminish our cash reserves; and
•
we may be subject to actions or proposals from stockholders that do not align with our business strategies.

These factors may cause our actual results or events to differ materially from the expectations expressed or implied by any forward-looking statement. Except as otherwise required by federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We own hotels in convention, urban, and resort destinations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2026, we owned 13 hotels, which average 475 rooms in size. Following the July 1, 2026, rebranding of Oceans Edge Resort & Marina as Hilton Key West Resort & Marina, all of our hotels are operated under nationally recognized brands.

Maui Storms

During the first quarter of 2026, the Hawaiian Islands experienced multiple severe storms that impacted our Wailea Beach Resort, causing wind and water damage to certain guestrooms, public areas, and portions of the resort’s roofs. We maintain customary property, casualty, environmental, flood, and business interruption insurance at all of our hotels; however, such coverage is subject to certain limitations, conditions, and deductibles.

During the third quarter of 2026, we recognized a $0.6 million net benefit related to storm-related repair and restoration activity. For the nine months ended September 30, 2026, storm-related repair and restoration costs were fully offset by insurance proceeds. We also recognized a $1.6 million loss related to the write-off of storm-damaged assets, $2.4 million of property insurance claim recoveries, and $1.2 million of business interruption insurance proceeds related to storm-related lost profits, all of which were recognized during the second quarter of 2026. These amounts were recorded in impairment and other losses, interest and other income, and other operating revenue, respectively, in the consolidated statements of operations. No additional storm-related write-offs or business interruption insurance proceeds were recorded during the third quarter of 2026.

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
•
Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense; however, property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with our cash and noncash operating lease expenses, general excise tax assessed by Hawaii and taxes assessed on commercial rents by San Francisco and Texas;
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
•
Gain (loss) on sale of assets, which includes the gains or losses we recognized on our hotel sales, including any gains or losses related to the resolution of contingencies, that do not qualify as discontinued operations;
•
Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs;
•
Income tax provision, net, which includes federal and state income taxes charged to us net of any refundable credits or refunds received, any adjustments to deferred tax assets, liabilities or valuation allowances, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred; and
•
Preferred stock dividends, net of gain on repurchases, which includes dividends accrued on our Series G Cumulative Redeemable Preferred Stock (“Series G preferred stock”), Series H Cumulative Redeemable Preferred Stock (“Series H preferred stock”) and Series I Cumulative Redeemable Preferred Stock (“Series I preferred stock”), net of any preferred stock repurchased at a discount to its carrying value, along with the related write-off of any original issuance costs previously included in additional paid in capital.

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
•
Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are an indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues. Inflationary pressures could increase operating costs, which could limit our operators’ effectiveness in minimizing expenses.

Operating Results. The following table presents our unaudited operating results for the three months ended September 30, 2026 and 2025, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2026	2025	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$140,053	$139,523	$530	0.4%
Food and beverage	68,601	64,419	4,182	6.5%
Other operating	25,064	25,381	(317)	(1.2)%
Total revenues	233,718	229,323	4,395	1.9%
OPERATING EXPENSES
Hotel operating	151,363	149,608	1,755	1.2%
Other property-level expenses	27,853	26,926	927	3.4%
Corporate overhead	6,410	6,970	(560)	(8.0)%
Depreciation and amortization	30,287	33,928	(3,641)	(10.7)%
Total operating expenses	215,913	217,432	(1,519)	(0.7)%
Interest and other income	2,620	3,160	(540)	(17.1)%
Interest expense	(10,729)	(13,412)	2,683	20.0%
Gain on sale of assets	31,489	—	31,489	100.0%
Loss on extinguishment of debt	—	(180)	180	100.0%
Income before income taxes	41,185	1,459	39,726	2,722.8%
Income tax provision, net	(296)	(137)	(159)	(116.1)%
NET INCOME	40,889	1,322	39,567	2,993.0%
Preferred stock dividends, net of gain on repurchases	(2,196)	(4,262)	2,066	48.5%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,693	$(2,940)	$41,633	1,416.1%

The following table presents our unaudited operating results for the nine months ended September 30, 2026 and 2025, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2026	2025	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$469,368	$440,492	$28,876	6.6%
Food and beverage	221,792	209,573	12,219	5.8%
Other operating	79,376	73,095	6,281	8.6%
Total revenues	770,536	723,160	47,376	6.6%
OPERATING EXPENSES
Hotel operating	472,187	451,639	20,548	4.5%
Other property-level expenses	95,550	88,184	7,366	8.4%
Corporate overhead	22,005	24,221	(2,216)	(9.1)%
Depreciation and amortization	98,724	100,328	(1,604)	(1.6)%
Impairment and other losses	1,639	—	1,639	100.0%
Total operating expenses	690,105	664,372	25,733	3.9%
Interest and other income	7,944	7,024	920	13.1%
Interest expense	(33,788)	(39,258)	5,470	13.9%
Gain (loss) on sale of assets	31,489	(8,751)	40,240	459.8%
Loss on extinguishment of debt	—	(180)	180	100.0%
Income before income taxes	86,076	17,623	68,453	388.4%
Income tax provision, net	(605)	(272)	(333)	(122.4)%
NET INCOME	85,471	17,351	68,120	392.6%
Preferred stock dividends, net of gain on repurchases	(4,844)	(12,125)	7,281	60.0%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$80,627	$5,226	$75,401	1,442.8%

Summary of Operating Results. The following items significantly impact the year-over-year comparability of our operations:

•
Hotel Renovation: In March 2024, we closed The Confidante Miami Beach to perform extensive renovation work. The resort reopened as Andaz Miami Beach in May 2025. As a result of the renovation, our revenues and operating expenses in the third quarter and first nine months of 2026 are not comparable to the same periods in 2025.
•
Hotel Dispositions: In June 2025, we sold Hilton New Orleans St. Charles, and in July 2026, we sold Hyatt Regency San Francisco. As a result of these two hotel dispositions (the “Two Disposed Hotels”), our revenues, operating expenses, and depreciation expense for the third quarter and first nine months of 2026 are not comparable to the same periods in 2025.

Room revenue. Room revenue increased $0.5 million, or 0.4%, in the third quarter of 2026 as compared to the third quarter of 2025 as follows:

•
Occupancy at all 13 hotels owned during the entirety of the third quarters of both 2026 and 2025 increased by 460 basis points, and ADR increased by 4.4%, resulting in an 11.4% increase in RevPAR.
•
Room revenue at the 12 hotels we owned during the entirety of the third quarters of both 2026 and 2025, excluding Andaz Miami Beach (the “Comparable Portfolio”), increased $12.2 million. Occupancy increased 410 basis points and the ADR increased 4.2%, resulting in a 10.3% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by strong leisure, group and contract demand at Wailea Beach Resort, increased leisure and group demand at Four Seasons Resort Napa Valley, and stronger transient and group performance at Hyatt Regency San Antonio Riverwalk. Additional growth was driven by increased transient and group demand at Montage Healdsburg, higher occupancy from group and contract business at Marriott Boston Long Wharf, and stronger transient demand at The Westin Washington, DC Downtown and Marriott Long Beach Downtown. These positive impacts were partially offset by lower room revenue at Hilton San Diego Bayfront due to lower group and contract demand and at Hilton Key West Resort & Marina as ongoing guest room renovations reduced available inventory and occupancy.

	Three Months Ended September 30,
	2026			2025			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	73.8%	$323.15	$238.48	69.7%	$310.18	$216.20	410	bps	4.2%	10.3%

•
Andaz Miami Beach caused room revenue to increase by $1.4 million. For the third quarter of 2026, occupancy was 49.0% and the ADR was $336.10, resulting in RevPAR of $164.69. Andaz Miami Beach was undergoing renovation and reopened in May 2025.
•
The sale of Hyatt Regency San Francisco caused room revenue to decrease by $13.1 million.

For the nine months ended September 30, 2026, room revenue increased $28.9 million, or 6.6%, as compared to the nine months ended September 30, 2025 as follows:

•
Occupancy at all 13 hotels owned during the entirety of the first nine months of both 2026 and 2025 increased by 390 basis points, and ADR increased by 5.0%, resulting in a 10.8% increase in RevPAR.
•
Andaz Miami Beach caused room revenue to increase by $21.6 million. For the first nine months of 2026, occupancy was 69.0% and the ADR was $477.06, resulting in RevPAR of $329.17. Andaz Miami Beach was undergoing renovation and reopened in May 2025.
•
Room revenue at the Comparable Portfolio increased $19.4 million. Occupancy increased 150 basis points and the ADR increased 3.0%, resulting in a 5.1% increase in RevPAR. The Comparable Portfolio’s room revenue was positively impacted by increased leisure, group and contract demand at Wailea Beach Resort, reflecting strong growth and the continued recovery of the Wailea market. In addition, strong leisure demand, together with increased group demand, contributed to higher room revenue at Four Seasons Resort Napa Valley and Montage Healdsburg. Increased transient and group demand at Hyatt Regency San Antonio Riverwalk and increased group and contract demand at Marriott Boston Long Wharf also contributed to the increase. These positive impacts were partially offset by lower room revenue at Renaissance Orlando at SeaWorld®, driven by decreased transient and group demand, and at Hilton San Diego Bayfront, driven by decreased group and contract demand, as well as meeting space renovations.

	Nine Months Ended September 30,
	2026			2025			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	74.6%	$328.75	$245.25	73.1%	$319.25	$233.37	150	bps	3.0%	5.1%

•
The Two Disposed Hotels caused room revenue to decrease by $12.1 million.

Food and beverage revenue. Food and beverage revenue increased $4.2 million, or 6.5%, in the third quarter of 2026 as compared to the third quarter of 2025, as follows:

•
Food and beverage revenue at the Comparable Portfolio increased $6.0 million due to increases in both outlet and banquet revenue. Outlet revenue increased primarily at Wailea Beach Resort, Hilton San Diego Bayfront, Marriott Boston Long Wharf and The Westin Washington, DC Downtown, supported by higher transient occupancy and increased guest spending. Banquet revenue increased primarily at Wailea Beach Resort, Hyatt Regency San Antonio Riverwalk, Renaissance Orlando at SeaWorld®, and Marriott Boston Long Wharf due to stronger group demand and higher banquet spending. These increases were partially offset by lower banquet revenue at Hilton San Diego Bayfront and The Westin Washington, DC Downtown driven by lower group demand.
•
Andaz Miami Beach caused food and beverage revenue to increase by $0.7 million.
•
The sale of Hyatt Regency San Francisco caused a $2.5 million decrease in food and beverage revenue.

For the nine months ended September 30, 2026, food and beverage revenue increased $12.2 million, or 5.8%, as compared to the nine months ended September 30, 2025 as follows:

•
Andaz Miami Beach caused food and beverage revenue to increase by $8.0 million.
•
Food and beverage revenue at the Comparable Portfolio increased $7.0 million due to increased outlet revenue, partly offset by a decrease in banquet revenue. Outlet revenue increased primarily due to higher transient occupancy at a majority of the hotels, with outlet revenue increases primarily occurring at Wailea Beach Resort, Hilton San Diego Bayfront, The Westin Washington, DC Downtown, Marriott Boston Long Wharf, Marriott Long Beach Downtown and Four Seasons Resort Napa Valley. Banquet revenue decreased primarily at Hilton San Diego Bayfront due to lower group demand, which was due in part to meeting space renovations in early 2026, and at The Westin Washington, DC Downtown due to lower group demand. These decreases were partially offset by increased banquet revenue at Hyatt Regency San Antonio Riverwalk,

Renaissance Orlando at SeaWorld®, JW Marriott New Orleans and Marriott Boston Long Wharf due to stronger group demand and higher banquet spending.
•
The Two Disposed Hotels caused a $2.8 million decrease in food and beverage revenue.

Other operating revenue. Other operating revenue decreased $0.3 million, or 1.2%, in the third quarter of 2026 as compared to the third quarter of 2025 as follows:

•
Other operating revenue at the Comparable Portfolio increased $0.8 million, primarily due to increases in parking revenues, destination and resort fees, and recreation and pool revenues. These increases were partially offset by decreases in cancellation and attrition fees and other ancillary hotel revenues.
•
Andaz Miami Beach caused other operating revenue to increase by $0.4 million.
•
The sale of Hyatt Regency San Francisco caused other operating revenue to decrease by $1.5 million.

For the nine months ended September 30, 2026, other operating revenue increased $6.3 million, or 8.6%, as compared to the nine months ended September 30, 2025 as follows:

•
Other operating revenue at the Comparable Portfolio increased $4.2 million, primarily due to increases in destination and resort fees, parking revenues, recreation and pool revenues, and spa revenues. The increase in other operating revenue also included the recognition of $1.2 million in business interruption proceeds during the second quarter of 2026, the majority of which related to lost profits at Wailea Beach Resort as a result of the storm damage sustained in the first quarter of 2026. These increases were partially offset by decreases in cancellation and attrition fees and other ancillary hotel revenues.
•
Andaz Miami Beach caused other operating revenue to increase by $3.5 million.
•
The Two Disposed Hotels caused other operating revenue to decrease by $1.4 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $1.8 million, or 1.2%, in the third quarter of 2026 as compared to the third quarter of 2025 as follows:

•
Hotel operating expenses at the Comparable Portfolio increased $12.4 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates, as well as increased property taxes, repairs and maintenance expenses, advertising and promotion costs, and utilities. The increase in property taxes was due to positive appeals and reassessments at several hotels in the prior year, with no comparable benefit in the current period. In addition, hotel operating expenses increased due to higher payroll and related expenses at Wailea Beach Resort driven by significantly higher occupancy relative to the third quarter of 2025.
•
Andaz Miami Beach caused hotel operating expenses to increase by $1.6 million.
•
The sale of Hyatt Regency San Francisco caused hotel operating expenses to decrease by $12.2 million.

For the nine months ended September 30, 2026, hotel operating expenses increased $20.5 million, or 4.5%, as compared to the nine months ended September 30, 2025 as follows:

•
Hotel operating expenses at the Comparable Portfolio increased $22.5 million, primarily corresponding to the increases in the Comparable Portfolio’s revenues and occupancy rates. The increase also reflected higher repairs and maintenance expenses, including severe weather-related repairs and restoration at The Westin Washington, DC Downtown and other repairs at Renaissance Orlando at SeaWorld®, as well as higher property taxes, advertising and promotion costs, and utilities. Property taxes increased primarily due to positive appeals and reassessments at several hotels in the prior year period, with no comparable benefit in the current year period. Hotel operating expenses also increased due to higher payroll and related expenses at Wailea Beach Resort driven by significantly higher occupancy and higher Hawaii general excise taxes associated with the increase in revenue.
•
Andaz Miami Beach caused hotel operating expenses to increase by $11.4 million.
•
The Two Disposed Hotels caused hotel operating expenses to decrease by $13.4 million.

Other property-level expenses. Other property-level expenses increased $0.9 million, or 3.4%, in the third quarter of 2026 as compared to the third quarter of 2025 as follows:

•
Other property-level expenses at the Comparable Portfolio increased $2.7 million, primarily due to increased payroll and related expenses, information and technology expenses, credit card commissions, and management fees.
•
Andaz Miami Beach caused other property-level expenses to increase by $0.3 million.
•
The sale of Hyatt Regency San Francisco caused other property-level expenses to decrease by $2.1 million.

For the nine months ended September 30, 2026, other property-level expenses increased $7.4 million, or 8.4%, as compared to the nine months ended September 30, 2025 as follows:

•
Other property-level expenses at the Comparable Portfolio increased $6.6 million, primarily due to increased information and technology expenses, payroll and related expenses, legal expenses, credit card commissions, and management fees.
•
Andaz Miami Beach caused other property-level expenses to increase by $2.5 million.
•
The Two Disposed Hotels caused other property-level expenses to decrease by $1.7 million.

Corporate overhead expense. Corporate overhead expense decreased $0.6 million, or 8.0%, in the third quarter of 2026 as compared to the third quarter of 2025, due to decreased payroll and related expenses resulting from the restructuring of our executive team in the second quarter of 2026, as well as lower professional and due diligence fees.

For the nine months ended September 30, 2026, corporate overhead expense decreased $2.2 million, or 9.1%, as compared to the nine months ended September 30, 2025, primarily due to lower payroll and related expenses resulting from the restructuring of our executive team in the first quarter of 2025, as well as lower professional and due diligence fees. These lower expenses were partially offset by higher payroll and related expenses resulting from the restructuring of our executive team in the second quarter of 2026, as well as higher corporate governance expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $3.6 million, or 10.7%, in the third quarter of 2026 as compared to the third quarter of 2025 as follows:

•
Andaz Miami Beach caused a $0.3 million increase in depreciation and amortization expense primarily due to new assets placed in service as part of the renovation.
•
Depreciation and amortization expense related to the Comparable Portfolio remained relatively flat compared to the prior year period.
•
The sale of Hyatt Regency San Francisco caused depreciation and amortization expense to decrease by $3.9 million.

For the nine months ended September 30, 2026, depreciation and amortization expense decreased $1.6 million, or 1.6%, as compared to the nine months ended September 30, 2025 as follows:

•
Andaz Miami Beach caused a $2.2 million increase in depreciation and amortization expense primarily due to new assets placed in service as part of the renovation.
•
Depreciation and amortization expense related to the Comparable Portfolio increased $1.2 million as increased expense at our recently renovated hotels was partially offset by reduced expense due to fully depreciated assets.
•
The Two Disposed Hotels caused depreciation and amortization expense to decrease by $5.0 million.

Impairment and other losses. Impairment and other losses were zero and $1.6 million for the three and nine months ended September 30, 2026, respectively, and zero for both the three and nine months ended September 30, 2025. In June 2026, we recorded a $1.6 million loss at Wailea Beach Resort related to the write-off of storm-damaged assets.

Interest and other income. Interest and other income totaled $2.6 million and $3.2 million in the third quarters of 2026 and 2025, respectively, and $7.9 million and $7.0 million in the nine months ended September 30, 2026 and 2025, respectively.

During the third quarters of 2026 and 2025, we recognized interest income of $2.5 million and $1.4 million, respectively. Interest income increased in the third quarter of 2026 as compared to the third quarter of 2025 due to increases in our cash balances following our disposition of Hyatt Regency San Francisco in July 2026. In addition, during the third quarter of 2026, we recognized property insurance recoveries of $0.1 million. During the third quarter of 2025, we recognized a $1.0 million settlement for certain construction-related claims at Hilton Key West Resort & Marina, $0.7 million in net property insurance recoveries related to 2025 water damage at The Westin Washington, DC Downtown, and other miscellaneous income of $0.1 million.

During the nine months ended September 30, 2026 and 2025, we recognized interest income of $5.1 million and $4.2 million, respectively. Interest income increased in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to increases in our cash balances following our disposition of Hyatt Regency San Francisco in July 2026. During the nine months ended September 30, 2026, we recognized property insurance recoveries of $2.7 million, primarily related to storm-related damage claims at Wailea Beach Resort, and other miscellaneous income of $0.1 million. During the nine months ended September 30, 2025, we recognized a $1.9 million settlement for certain construction-related claims at Hilton Key West Resort & Marina, $0.8 million in net property insurance recoveries related to 2023 fire damage at Hilton San Diego Bayfront and 2025 water damage at The Westin Washington, DC Downtown, and other miscellaneous income of $0.1 million.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on debt	$12,683	$12,927	$37,745	$37,209
Noncash interest on derivatives, net	(2,995)	(495)	(7,080)	668
Amortization of deferred financing costs	1,041	980	3,123	2,782
Capitalized interest	—	—	—	(1,401)
Total interest expense	$10,729	$13,412	$33,788	$39,258

Interest expense decreased $2.7 million, or 20.0%, in the third quarter of 2026 as compared to the same period in 2025, and decreased $5.5 million, or 13.9%, in the nine months ended September 30, 2026 as compared to the same period in 2025.

The decreases in interest expense during the third quarter of 2026 and the nine months ended September 30, 2026 as compared to the same periods in 2025 were primarily due to noncash changes of $2.5 million and $7.7 million, respectively, in the fair market value of our derivatives. Additionally, interest expense during the third quarter of 2026 decreased by $0.2 million, as compared to the same period in 2025, primarily due to lower average interest rates on our term loans. These decreases in interest expense were partially offset by a reduction in capitalized interest of $1.4 million during the nine months ended September 30, 2026, as compared to the same period in 2025. Capitalized interest in the first half of 2025 was related to the extensive renovation work at Andaz Miami Beach, and there was no corresponding capitalization of interest during the nine months ended September 30, 2026.

The decreases in total interest expense during the third quarter of 2026 and the nine months ended September 30, 2026 as compared to the same periods in 2025 were partially offset by a $0.5 million increase in interest expense on our debt during the nine months ended September 30, 2026, primarily due to higher average debt balances, partially offset by lower average interest rates on our term loans. In addition, interest expense during the third quarter and the nine months ended September 30, 2026 increased by $0.1 million and $0.3 million, respectively, as compared to the same periods in 2025, due to higher amortization of deferred financing costs related to costs associated with the execution of the Third Amended and Restated Credit Agreement entered into in September 2025.

Our weighted average interest rate per annum, including our variable rate debt obligations and excluding capitalized interest, was approximately 5.1% and 5.2% at September 30, 2026 and 2025, respectively. Approximately 50.3% and 70.4% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates at September 30, 2026 and 2025, respectively. Including the effect of our interest rate derivative swaps entered into in October 2026 on Term Loan 2, 68.6% of our outstanding debt has fixed interest rates or has been swapped to fixed interest rates.

Gain (loss) on sale of assets. Gain on sale of assets totaled $31.5 million for both the third quarter and the nine months ended September 30, 2026, zero for the third quarter of 2025 and a loss of $8.8 million for the nine months ended September 30, 2025. In the third quarter and nine months ended September 30, 2026, we recognized a $31.5 million gain on our sale of Hyatt Regency San Francisco. In the nine months ended September 30, 2025, we recognized an $8.8 million loss on our sale of Hilton New Orleans St. Charles.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero for both the third quarter and the nine months ended September 30, 2026, and a loss of $0.2 million for both the third quarter and the nine months ended September 30, 2025. In the third quarter and nine months ended September 30, 2025, we recorded a loss of $0.2 million related to the write-off of unamortized deferred financing costs associated with the execution of the Third Amended and Restated Credit Agreement entered into in September 2025.

Income tax provision, net. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

For the third quarter and the nine months ended September 30, 2026, we recognized net current income tax provisions of $0.3 million and $0.6 million, respectively, resulting from current state and federal income tax expenses, net of any refunds.

In the third quarter and the nine months ended September 30, 2025, we recognized net current income tax provisions of $0.1 million and $0.3 million, respectively, resulting from current state and federal income tax expenses, net of any refunds.

Preferred stock dividends, net of gain on repurchases. Preferred stock dividends, net of gain on repurchases were incurred as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026		2025
Series G preferred stock	$1,242		$1,076	$3,395		$2,567
Series H preferred stock	786	(1)	1,761	2,122	(1)	5,283
Series I preferred stock	168	(1)	1,425	(673)	(1)	4,275
Total preferred stock dividends	$2,196		$4,262	$4,844		$12,125

(1)
Includes net gains of $0.6 million and $0.8 million related to the Series H preferred stock and the Series I preferred stock repurchases, respectively, for the three months ended September 30, 2026, and net gains of $2.4 million and $4.2 million related to the Series H preferred stock and the Series I preferred stock repurchases, respectively, for the nine months ended September 30, 2026.

The dividend rate on the Series G preferred stock increased to the greater of the rate equal to Montage Healdsburg’s annual net operating income yield on our total investment in the resort or 4.5%, 6.5%, and 7.5% beginning in July 2024, July 2025, and July 2026, respectively. Accordingly, the dividend rate was 4.5% for the first and second quarters of 2025, 6.5% for the third and fourth quarters of 2025 and the first and second quarters of 2026, and 7.5% for the third quarter of 2026. Beginning in the third quarter of 2027, the annual dividend rate will increase to the greater of 8.5% or the rate equal to Montage Healdsburg’s annual net operating income yield on our total investment in the resort.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre; FFO attributable to common stockholders; and Adjusted FFO attributable to common stockholders. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as we do. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income (loss), cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$40,889	$1,322	$85,471	$17,351
Depreciation and amortization	30,287	33,928	98,724	100,328
Interest expense	10,729	13,412	33,788	39,258
Income tax provision, net	296	137	605	272
(Gain) loss on sale of assets	(31,489)	—	(31,489)	8,751
Impairment and other losses	—	—	1,639	—
EBITDAre	50,712	48,799	188,738	165,960

Amortization of deferred stock compensation	2,015	1,905	7,461	6,741
Amortization of right-of-use assets and obligations	(233)	(158)	(675)	(458)
Loss on extinguishment of debt	—	180	—	180
(Gain) loss on property damage, net	1,144	(674)	601	(773)
Property-level pre-opening and management transition costs	841	—	959	6,471
Property-level legal settlement costs	—	—	935	—
Management transition costs	—	—	907	1,869
Adjustments to EBITDAre, net	3,767	1,253	10,188	14,030
Adjusted EBITDAre	$54,479	$50,052	$198,926	$179,990

Adjusted EBITDAre increased $4.4 million, or 8.8%, in the third quarter of 2026 as compared to the third quarter of 2025, and increased $18.9 million, or 10.5%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the following:

•
Adjusted EBITDAre at Andaz Miami Beach increased $0.9 million and $13.0 million in the third quarter and the nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to the changes in

Andaz Miami Beach’s revenues and expenses included in the discussion above regarding the operating results for the third quarter and the nine months ended September 30, 2026.
•
Adjusted EBITDAre at the Comparable Portfolio increased $6.0 million, or 11.6%, and increased $7.2 million, or 3.9%, in the third quarter and the nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 due to the changes in the Comparable Portfolio’s revenues and expenses included in the discussion above regarding the operating results for the third quarter and the nine months ended September 30, 2026.
•
Hyatt Regency San Francisco recorded Adjusted EBITDAre of $0.3 million and $11.0 million in the third quarter and the nine months ended September 30, 2026, respectively, and the Two Disposed Hotels recorded $3.1 million and $11.8 million in the third quarter and the nine months ended September 30, 2025, respectively.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$40,889	$1,322	$85,471	$17,351
Preferred stock dividends, net of gain on repurchases	(2,196)	(4,262)	(4,844)	(12,125)
Real estate depreciation and amortization	29,946	33,581	97,696	99,278
(Gain) loss on sale of assets	(31,489)	—	(31,489)	8,751
Impairment and other losses	—	—	1,639	—
FFO attributable to common stockholders	37,150	30,641	148,473	113,255

Amortization of deferred stock compensation	2,015	1,905	7,461	6,741
Real estate amortization of right-of-use assets and obligations	(200)	(130)	(586)	(390)
Amortization of contract intangibles, net	312	315	941	944
Noncash interest on derivatives, net	(2,995)	(495)	(7,080)	668
Loss on extinguishment of debt	—	180	—	180
(Gain) loss on property damage, net	1,144	(674)	601	(773)
Property-level pre-opening and management transition costs	841	—	959	6,471
Property-level legal settlement costs	—	—	935	—
Management transition costs	—	—	907	1,869
Gain on preferred stock repurchases, net	(1,452)	—	(6,637)	—
Income tax related to hotel disposition	361	—	361	—
Adjustments to FFO attributable to common stockholders, net	26	1,101	(2,138)	15,710
Adjusted FFO attributable to common stockholders	$37,176	$31,742	$146,335	$128,965

Adjusted FFO attributable to common stockholders increased $5.4 million, or 17.1%, and increased $17.4 million, or 13.5%, in the third quarter and the nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from hotel dispositions, our term loans, our credit facility, key money, and property insurance. Our primary uses of cash were for capital expenditures for hotels and other assets, the acquisition of land adjacent to one of our hotels, operating expenses, repurchases of our preferred and common stock, repayments of our credit facility, term loans, and senior notes, payments of deferred financing costs, and dividends and distributions on our preferred and common stock. We cannot be certain that the sources of funds we have relied on in the past will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in the net cash generated by our hotels, offset by the cash paid for corporate expenses. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $161.2 million in the nine months ended September 30, 2026, as compared to $145.1 million in the nine months ended September 30, 2025. The net increase in cash provided by operating activities during the nine months ended September 30, 2026, as compared to the same period in 2025 was primarily due to additional operating cash provided by the increase in travel demand benefiting our hotels, decreased corporate-level expenses, and the continued post-renovation ramp-up of Andaz Miami Beach. These increases were partially offset by our sale of Hyatt Regency San Francisco and Hilton New Orleans St. Charles.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions, and renovations of hotels and other assets. Net cash provided by or used in investing activities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Proceeds from sale of hotel property	$270,811	$46,348
Acquisition of hotel property and other assets	—	(1,269)
Acquisition-related key money proceeds	4,000	4,000
Proceeds from property insurance	2,585	875
Renovations and additions to hotel properties and other assets	(76,570)	(73,694)
Net cash provided by (used in) investing activities	$200,826	$(23,740)

During the nine months ended September 30, 2026, we received $270.8 million of proceeds from the sale of Hyatt Regency San Francisco, $4.0 million in key money received from the manager of one of our hotels pursuant to the hotel’s management agreement, and $2.6 million in property insurance proceeds received. These cash inflows were partially offset by our investment of $76.6 million for renovations and additions to our portfolio and other assets.

During the nine months ended September 30, 2025, we invested $73.7 million for renovations and additions to our portfolio and other assets, and we purchased land adjacent to the Hilton Key West Resort & Marina for $1.3 million. These cash outflows were partially offset by $46.3 million of proceeds received from the sale of Hilton New Orleans St. Charles, $4.0 million in key money received from the manager of one of our hotels pursuant to the hotel’s management agreement, and $0.9 million in property insurance proceeds received.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our dividends and distributions paid, the issuance and repurchase of common stock, the issuance and repayment of debt, including draws on our credit facility and term loans, and the issuance, repurchase, and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Repurchases of common stock	$(143,711)	$(100,727)
Repurchases of common stock for employee tax obligations	(3,742)	(4,278)
Repurchases of preferred stock	(43,041)	—
Proceeds from credit facility	25,000	50,000
Payments on credit facility	(25,000)	(50,000)
Payments of deferred financing costs	—	(17,981)
Proceeds from term loans	90,000	149,600
Payments on term loans	—	(64,600)
Payments on senior notes	(65,000)	—
Payment of securities registration costs	(249)	—
Dividends and distributions paid	(64,100)	(66,115)
Net cash used in financing activities	$(229,843)	$(104,101)

During the nine months ended September 30, 2026, we paid $143.7 million to repurchase 13,748,527 shares of our common stock and $43.0 million to repurchase 901,319 shares and 1,154,230 shares of our Series H preferred stock and Series I preferred stock, respectively. We also paid $3.7 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, $0.2 million in costs associated with our automatic shelf registration statement, and $64.1 million in dividends and distributions to our preferred and common stockholders. In January 2026, we drew down the $90.0 million available under the Term Loan 1 delayed draw and used a portion of the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026. Additionally, in April 2026, we drew down $25.0 million on our credit facility and repaid the full amount in July 2026.

During the nine months ended September 30, 2025, we paid $100.7 million to repurchase 11,381,731 shares of our common stock, $4.3 million to repurchase common stock to satisfy the tax obligations in connection with the vesting of restricted common stock issued to employees, and $66.1 million in dividends and distributions to our preferred and common stockholders. In September 2025, we entered into the Third Amended and Restated Credit Agreement and received $149.6 million from additional borrowing on our term loans and repaid $64.6 million to lenders as a result of modifications to their commitment levels under the Third Amended and Restated Credit Agreement. We used a portion of the proceeds received to repay the $50.0 million we drew down on our credit facility in April 2025 and July 2025. During the first nine months of 2025, we also paid $18.0 million in deferred financing costs related to the extension of the maturity of our previous Term Loan 3 and the execution of the Third Amended and Restated Credit Agreement.

Future. We expect our primary sources of cash will continue to be our operating activities, working capital, borrowing under our credit facility, additional issuances of debt, dispositions of hotel properties, and proceeds from offerings of common and preferred stock. However, there can be no assurance that our future asset sales, debt issuances or equity offerings will be successfully completed. As a result of potential increases in inflation rates and interest rates, as well as possible recessionary periods in the future, certain sources of capital may not be as readily available to us as they have been in the past or may only be available at higher costs.

We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our debt and credit facility, interest expense, repurchases of our common and preferred stock, distributions on our common stock, dividends on our preferred stock, and acquisitions of hotels or interests in hotels.

While inflation moderated and remained relatively stable in 2025, inflation increased during the first half of 2026 before moderating in June, remaining relatively stable in July and August, and increasing in September, reflecting continued volatility in energy prices and broader economic conditions. The uncertainty surrounding certain international economic and political relationships, including political disputes and unfavorable perceptions of travel to the U.S., the economic impact arising from geopolitical instability in key energy‑producing regions, including volatility in transportation fuel costs and increases in air and ground travel costs, decreases in airline capacity, government shutdowns, and the imposition of tariffs affecting commodity costs, has had, or has the potential to have, a negative effect on our operations. We have experienced increases in wages, employee-related benefits, food costs, commodity costs, including those used to renovate or reposition our hotels, property taxes, liability insurance, utilities, and borrowing costs, and such pressures may persist. The imposition of tariffs could exacerbate existing cost pressures and create additional inflationary pressures that could further impact our results of operations. The ability of our hotel operators to adjust rates has historically mitigated the impact of increased operating costs on our financial position and results of operations.

Cash Balance. As of September 30, 2026, our unrestricted cash balance was $236.5 million. We believe that our current unrestricted cash balance and our ability to draw the $500.0 million capacity available for borrowing under the unsecured revolving credit facility will enable us to successfully manage our Company.

Debt. As of September 30, 2026, we had $955.0 million of unsecured corporate-level debt, $317.9 million of cash and cash equivalents, including restricted cash, and total assets of $2.9 billion. We believe that by maintaining appropriate debt levels, staggering maturity dates, and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive covenants.

In January 2026, we drew down the $90.0 million available under the Term Loan 1 delayed draw and used the proceeds to repay the $65.0 million Series A Senior Notes at their scheduled maturity in January 2026, and for general corporate purposes. In addition, in April 2026, we drew down $25.0 million on our credit facility and repaid the full amount in July 2026.

As of September 30, 2026, 50.3% of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, including our $275.0 million Term Loan 1, $100.0 million of our Term Loan 2, and our $105.0 million Series B Senior Notes.

Our floating rate debt as of September 30, 2026 included $175.0 million of the $275.0 million total outstanding under our Term Loan 2 and our $300.0 million Term Loan 3.

In October 2026, we entered into two separate interest rate swap agreements on portions of our Term Loan 2 balance. The first interest rate swap agreement has a notional amount of $75.0 million, became effective on October 6, 2026, expires on January 24, 2029, and effectively fixes the SOFR component of the interest rate on $75.0 million of Term Loan 2 borrowings at 4.59%. The second interest rate swap agreement has a notional amount of $100.0 million, became effective on October 22, 2026, expires on January 24, 2030, and effectively fixes the SOFR component of the interest rate on $100.0 million of Term Loan 2 borrowings at 4.49%. Including the effect of our interest rate derivative swaps entered into in October 2026 on Term Loan 2, 68.6% of our outstanding debt has fixed interest rates or has been swapped to fixed interest rates.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2026 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt (1)	$955,000	$—	$105,000	$850,000	$—
Interest obligations on debt (1) (2)	209,593	47,735	96,176	65,682	—
Operating lease obligations, including imputed interest (3)	7,101	2,669	3,254	236	942
Construction commitments	32,772	32,772	—	—	—
Total	$1,204,466	$83,176	$204,430	$915,918	$942

(1)
Debt and interest obligations on debt assume we will exercise all available extension options on our revolving credit facility and Term Loans, upon payment of applicable fees and the satisfaction of certain customary conditions.
(2)
Interest is calculated based on the loan balances and variable rates, as applicable, at September 30, 2026, and includes the effect of our interest rate derivatives.
(3)
Operating lease obligations include the lease on our current corporate headquarters and the sublease on our former corporate headquarters. In addition, our operating lease obligations include a ground lease that expires in 2071 and requires a reassessment of rent payments for periods subsequent to 2025, agreed upon by both us and the lessor. As of September 30, 2026, the reassessment had not been finalized; therefore, no amounts related to this ground lease are included in the table above. We recorded lease expense of approximately $3.6 million and $10.1 million during the three and nine months ended September 30, 2026, respectively, based on the contractual rent in effect as of December 31, 2025.

We may in the future seek to obtain mortgages on one or more of our 13 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), all of which were held by subsidiaries whose interests were pledged to our credit facilities as of September 30, 2026. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facilities or future unsecured borrowings may be reduced.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground lease, laws, and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings, and development. We invested $76.6 million and $73.7 million in our portfolio and other assets during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we have contractual construction commitments totaling $32.8 million for ongoing renovations. If we renovate additional hotels in the future, our capital expenditures will likely increase.

For our hotels that are operated under management or franchise agreements, we are generally obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management and franchise agreements for each of the respective hotels, ranging between 1.0% and 5.5% of the respective hotel’s applicable annual revenue. As of September 30, 2026, our balance sheet includes restricted cash of $81.2 million, which was held in FF&E reserve accounts for future capital expenditures. These reserve funds are held by the managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

As of September 30, 2026, 50.3% of our debt obligations were fixed in nature or were subject to interest rate swap derivatives, which mitigates the effect of changes in interest rates on our cash interest payments. Including the effect of the Company’s interest rate derivative swaps on Term Loan 2 entered into in October 2026, 68.6% of our outstanding debt has fixed interest rates or has been swapped to fixed interest rates. If the market rate of interest on our variable rate debt increases or decreases by 50 basis points, interest expense on an annualized basis would increase or decrease, respectively, by approximately $1.5 million based on the amount of variable rate debt outstanding at September 30, 2026, including the effect of the interest rate derivative swaps entered into in October 2026 on portions of Term Loan 2.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
None.
(c)
In February 2026, our board of directors reauthorized and restored the Company’s existing stock repurchase program, allowing us to acquire up to $500.0 million of our aggregate common and preferred stock (the “Stock Repurchase Program”). The Stock Repurchase Program has no stated expiration date. During the three months ended September 30, 2026, we repurchased 9,368,434 shares of our common stock, 330,119 shares of our Series H preferred stock, and 344,439 shares of our Series I preferred stock for a total purchase price of $118.0 million, including fees and commissions. As of September 30, 2026, we had $321.1 million remaining under the Stock Repurchase Program. Future repurchases will depend on various factors, including our capital needs and restrictions under our various financing agreements, as well as the price of our common and preferred stock.

The following table sets forth information regarding our repurchases of shares of common stock pursuant to the Stock Repurchase Program during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 — July 31, 2026	—	$—	—	$437,450,699
August 1, 2026 — August 31, 2026	5,213,796	$10.97	5,213,796	$377,906,858
September 1, 2026 — September 30, 2026	4,154,638	$11.02	4,154,638	$321,116,987
Total	9,368,434	$10.99	9,368,434	$321,116,987

The following table sets forth information regarding our repurchases of shares of Series H preferred stock pursuant to the Stock Repurchase Program during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 — July 31, 2026	15,288	$21.72	15,288	$437,450,699
August 1, 2026 — August 31, 2026	69,984	$22.24	69,984	$377,906,858
September 1, 2026 — September 30, 2026	244,847	$22.35	244,847	$321,116,987
Total	330,119	$22.30	330,119	$321,116,987

The following table sets forth information regarding our repurchases of shares of Series I preferred stock pursuant to the Stock Repurchase Program during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 — July 31, 2026	53,088	$21.44	53,088	$437,450,699
August 1, 2026 — August 31, 2026	36,196	$21.59	36,196	$377,906,858
September 1, 2026 — September 30, 2026	255,155	$21.75	255,155	$321,116,987
Total	344,439	$21.69	344,439	$321,116,987

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

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

3.4	Articles Supplementary for Series G preferred stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 28, 2021).

3.5	Articles Supplementary for Series H preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on May 20, 2021).

3.6	Articles Supplementary for Series I preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on July 15, 2021).

3.7	Eighth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on July 16, 2021).

10.1	Equity Distribution Agreement, dated as of August 10, 2026 (incorporated by reference to Exhibit 1.1 to Form 8-K, filed by the Company on August 11, 2026).

10.2	Form of Master Forward Confirmation (incorporated by reference to Exhibit 1.2 (included in Exhibit 1.1) to Form 8-K, filed by the Company on August 11, 2026).

10.3	First Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 11, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 6, 2026	By:	/s/ Aaron R. Reyes
Aaron R. Reyes (Chief Financial Officer and Duly Authorized Officer)